Form 10KSB
period 2000-02-29
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2000-06-14
CIK 1056757

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended: February 29, 2000
                           Commission File No. 0-29373

                   Seychelle Environmental Technologies, Inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

                Nevada                                   33-0836954
     -----------------------------               --------------------------
     (State or other jurisdiction                (IRS Employer File Number)
           of incorporation)

     32921 Calle Perfecto
     San Juan Capistrano, California                92675
     ----------------------------------------    ----------
     (Address of principal executive offices)    (zip code)

                                (949) 234-1999
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

    Securities to be Registered Pursuant to Section 12(b) of the Act: None

        Securities to be Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, $0.001 per share par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes: X   No:
                                              ---     ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year $1,637,821. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 29, 2000 was approximately $3,329,037. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, February 29, 2000, was 8,475,046.

References in this document to "us," "we," or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiary.

                                  RISK FACTORS

         THE OWNERSHIP AND INVESTMENT IN OUR SECURITIES INVOLVES SUBSTANTIAL RISKS. OUR COMMON SHARES SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THESE RISKS RELATING TO OUR COMPANY.

         RECENTLY-FORMED COMPANY Our Company was formed on January 23, 1998 and acquired the operations of a company which had only been in existence since 1995. Since beginning operations, we have operated at a loss. Nevertheless, we have not engaged in any substantial business activity over a sustained period of time, and thus cannot be said to have a successful operating history. Our product lines have not generated enough revenue to support our Company. Therefore, we have limited financial results upon which you may judge our potential. We expect to continue to incur losses in the near future. We may not ever become profitable. We have experienced in the past and may experience in the future under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business, many of which are beyond our control. These include:

        - substantial delays and expenses related to testing and development of our new products,

        - production and marketing problems encountered in connection with our new and existing products and technologies,

        -   competition from larger and more established companies, and

        -   lack of market acceptance of our new products and technologies.

        LACK OF PROFITABILITY We expect to incur operating losses in the future. Sales of our products may never generate sufficient revenues to fund our continuing operations. We may never generate positive cash flow or attain profitability. To date, we have incurred significant losses. As of February 29, 2000, our accumulated deficit was $ 2,311,388. For the fiscal year ended February 29, 2000, we incurred a net loss of $170,715 and for the previous fiscal year a net loss of $1,144,937. These losses have resulted primarily from:

        -   significant costs associated with the development of our products,
        -   marketing of those products,
        - significant legal and professional fees associated with litigation and becoming a SEC reporting entity.

         START-UP COMPANY-INHERENTLY RISKY-COMPETITION Because we are a start-up company with limited history, our operations will be extremely competitive and subject to numerous risks. The water filtration business is highly competitive with many companies having access to the same market. Substantially all of them have greater financial resources and longer operating histories than we have and can be expected to compete within the business in which we engage and intend to engage. There can be no assurance that we will have the necessary resources to be competitive. We are subject to the risks which are common to start-up companies. Therefore, investors should consider an investment in us to be an extremely risky venture.

        NEED FOR ADDITIONAL FINANCING For the foreseeable future, we expect to rely principally upon our cash flow, although we have raised limited private placement funds on occasion. We cannot guarantee the success of this plan. We believe that from time to time, we may have to obtain additional financing in order to conduct our business in a manner consistent with our proposed operations. There can be no guaranty that additional funds will be available when, and if, needed. If we are unable to obtain such financing, or if the terms thereof are too costly, we may be forced to curtail proposed expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders' investment. At the present time, we have no definitive plans for additional financing.

         POTENTIAL INABILITY TO CONDUCT SUCCESSFUL OPERATIONS The results of our operations will depend, among other things, upon our ability to develop and to market our water filtration products. Further, it is possible that our proposed operations will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain ourselves. Our operations may be affected by many factors, some known by us, some unknown, and some which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our shareholders to be impaired or lost. Our technologies and products are in various stages of development. The development stage products may not be completed in time to allow production or marketing due to the inherent risks of new product and technology development, limitations on financing, competition, obsolescence, loss of key personnel and other factors. Although we may license or market our development technology at its current stage of development, there can be no assurance that we will be able to do so. Unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or in a determination that further development is not feasible.

        While we have a limited product line, the development of some of our technologies have taken longer than anticipated and could be additionally delayed. Therefore, there can be no assurance of timely completion and introduction of improved products on a cost-effective basis, or that such products, if introduced, will achieve market acceptance such that, in combination with existing products, they will sustain us or allow us to achieve profitable operations.

         DEPENDENCE UPON TECHNOLOGY We are operating in a business which requires extensive and continuing research efforts. There can be no assurance that new products will not render our products obsolete or non-competitive at some time in the future.

         PROTECTION OF TECHNOLOGY A successful challenge to our ownership of our technology could materially damage our business prospects. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have three U.S. patents issued. Any issued patent may be challenged and invalidated. Patents may not issue from any of our future applications. Any claims allowed from existing or future pending patents may not be of sufficient scope or strength to provide significant protection for our products. Patents may not be issued in all countries where our products can be sold so as to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our patents.

         Vigorous protection and pursuit of intellectual property rights or positions characterize our industry, which has resulted in significant and often protracted and expensive litigation. Therefore, our competitors may assert that our technologies or products infringe on their patents or proprietary rights. Problems with patents or other rights could increase the cost of our products or delay or preclude new product development and commercialization by us. If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our future patent and/or technology license positions or to defend against infringement claims.

         COMPETITION Technological competition from larger and more established companies is significant and expected to increase. Most of the companies with which we compete and expect to compete have far greater capital resources and more significant research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sale and marketing of their products than we can. In addition, one or more of our competitors may succeed or may already have succeeded in developing technologies and products that are more effective than any of those we currently offer or are developing. In addition, there can be no guarantee that we will be able to protect our technology from being copied or infringed upon. Therefore, there are no assurances that we will ever be able to obtain and to maintain a profitable position in the marketplace

         SUCCESS DEPENDENT UPON MANAGEMENT Our success is dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business. The loss of any or all of these individuals could have a materially adverse impact on our operations. We have no employment agreement with any individuals and have not obtained key man life insurance on the lives of any of these individuals.

                                     PART I

         (a) General Development of Business

         We are a Nevada corporation. Our principal business address is 32921 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

         We were incorporated under the laws of the State of Nevada on January 23, 1998 as a change of domicile to Royal Net, Inc., a Utah corporation that was originally incorporated on January 24, 1986. Royal Net, Inc. changed its state of domicile to Nevada and its name to Seychelle Environmental Technologies, Inc. effective in January 1998.

         On January 30, 1998, we entered into an Exchange Agreement with Seychelle Water Technologies, Inc., a Nevada corporation ("SWT"), whereby we exchanged our issued and outstanding capital shares with the shareholders of SWT on a one share for one share basis. We became the parent company and SWT became a wholly owned subsidiary. SWT had been formed in 1997 to market water filtration systems.

         On January 31, 1998, we entered into a Purchase Agreement to acquire all of the assets of Aqua Vision International, a private California entity. This Purchase Agreement was amended on February 26, 1999 to provide for the issuance of 8,000 shares of Series "AAA" 12% Cumulative Convertible Preferred Shares in lieu of all consideration which had remained unpaid under the original Purchase Agreement. Aqua Vision International had been in operation since 1996 to develop, manufacture, and market its own proprietary water filtration systems.

         Organization

         Our Company is presently comprised of one corporation with one subsidiary, Seychelle Water Technologies, Inc., a Nevada corporation. We have a trade name, "Seychelle Water Filtration Products, Inc.," which we use in our commercial operations.

         (b) Operations

         General

         We propose to implement a business plan to manufacture and market a range of water filtration products. We are dedicated to improving the quality of life by providing highly effective, economical, convenient, durable, reliable filtration systems for assured quality drinking water. We design, manufacture and supply water filtration systems to the general public. These systems will range from portable water bottles that can be filled from nearly any available source, to units which provide entire water facilities at the point of entry for a facility. We also have the capability of tailoring systems to meet the needs of areas where specific water problems or severe water contamination exist, on a local or worldwide basis.

         GENERAL BUSINESS PLAN

         The Environmental Protection Agency (EPA) has established Maximum Contamination Levels in their National Primary Drinking Water Standards. There are forty-six (46) disclosed key contaminants out of a total of seventy-nine
(79) listed by the EPA which are addressed by our products. These forty-six (46) disclosed key contaminants may be grouped into Volatile Organic Compounds, Inorganics, Microbiological Organisms, Trihalomethanes, and Radiologicals..

         Our patented products reduce up to 99.8% of the forty-six (46) disclosed key contaminants listed by the EPA in these five basic areas. We combine selective micron physical filtration, adsorption, and reduction using sorbent medias and other materials. All products are engineered by first analyzing the forty-six (46) disclosed key contaminants and the contaminants' direct effect upon health from ingestion. These forty-six (46) disclosed key contaminants are considered in the design effort in order to reach maximum reduction percentages of these pollutants. Health claims are represented by the reduction in volume percentages as determined by various independent labs.

         We develop and manufacture products in the area of water filtration - Point of Use, Portable Water Filtration Systems and (currently under development) Point of Entry units.

         Our Point of Use (POU) filtration system is installed at a single tap or hook-up where the water actually comes out. Americans are now spending hundreds of millions of dollars per year for home drinking water units and their replacement cartridges. Our POU products include our SE-1 Counter Top system. This system uses the patented Quick Disconnect adapter. The one-micron filter provides contaminant reduction for over 2,250 gallons per replaceable cartridge filter.

         Our Shower Massage and Hand Held Shower Filter Units effectively reduce the harmful contaminants that can be ingested, inhaled and absorbed through the skin cells while showering. Our system filters over 15,000 gallons, or for up to six months, per replaceable, reversible cartridge.

         Our Coffee Maker Filtration System was designed to pre-treat product water to eliminate scaling and remove unpleasant taste, odor and harmful contaminants from coffee maker systems. The filter extends the life of the home, office or industrial coffee machine as much as ten times.

         Our Portable Water Filtration Units are filtration systems built to go anywhere for use at any time. They are designed to be a practical, effective, and superior substitute for bottled water and to provide additional protection against waterborne contaminants while traveling, especially in foreign lands, where the EPA regulations may not exist. Our patented Ionic-Adsorption Micro-Filtration system is in every portable unit, including the following:

Gravity Feed Water Filtration System- portable unit that houses a three-phase filtering system, including one phase with anti-microbial properties, for enhanced filtration effectiveness. This system produces a half-gallon of filtered water in less than ten minutes. This system is portable and easily stored when not in use.

Bottom's UP(TM) - patented design, available in 18oz., 24oz. (this is the "Designer Bottom's UP(TM)), and 30oz. portable water filtration bottles, all of which fill from the bottom.

Baby UP(TM) - 18oz. portable water filtration bottle that attaches to any standard baby bottle. It is filled from the bottom.

Canteen - 30oz. portable water filtration bottle. It fills from the top and is carried on a belt or by sling.

Pres 2 Pure(TM) - 24oz. portable water filtration bottle. The device fills from the top and has an easy grip design that also fits into bike holders or a car caddy.

Tap 2 Pure(TM) - Portable universal rubber adapter with a filter attached, which fits nearly every faucet, both in the United States and internationally.

Pump n Pure(TM) - small. For use in pumping water from any source while engaging in outdoor activities or in emergencies. This device comes with a carrying case.

Pump n Pure(TM) - large. To be used with 5-gallon bottles when large quantities of water are needed in remote areas or during emergencies.

Products in Development

Our Point of Entry (POE) filtration system is designed to be installed at a single point where water enters the entire home, office building, school, hotel, hospital, or apartment complex. We believe that this market is expanding rapidly. Our POE units are three-phase filtering systems which combine various filtering concepts.

Our Under the Counter Unit is a system designed to be installed below the counter, delivering filtered water through a sink dispenser. This unit contains a one micron filter to provide contaminant reduction for over 2,250 gallons per replaceable cartridge filter and is designed to be convenient, automatic, out of sight, permanently installed and to filter water for an ice maker as well.

Our Hydration System is a portable backpack that provides filtered water on demand. The system features a flexible, ergonomic blow-molded reservoir, an air pressurized delivery system, an insulated cover, a survival kit and includes additional anti-microbial properties in the patented filtration system.

Our goal is to capture a significant share of the water filtration market using these and other products which we plan to develop. We plan to market our current products and to develop additional products in the water filtration area.

         (c) Markets

At the present time, we have begun our marketing efforts and have developed relationships with various organizations in private labeling, multi-level marketing, our own labeled products, and international sales and licensing.

Our marketing plan is focused primarily on developing public awareness and acceptance of our products through sales to independent sales representatives, who sell to retailers and direct selling programs.

We sell our products through independent sales representatives to:
         Military exchanges
         Food and drug retailers
         Travel Agencies
         Trade shows and fairs
         The coffee machine industry

We also private label our products to:
         The outdoor sports market
         Marine and recreational vehicle market
         Multilevel marketing programs

         (d) Raw Materials

The use of proprietary materials in the manufacturing of our line of products is a major factor. We project production volumes to coordinate with raw materials. However, at the present time, there is adequate availability of raw materials for all of our products. We do not expect this situation to change in the near future.

         (e) Customers and Competition

There are a number of established companies in the water filtration business, with no one company dominating this business. Many of those companies are larger and better capitalized than we are and/or have greater personnel resources and technical reserves. In view of our extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to many, if not most, of our competitors. There is no guarantee that we will ever be profitable.

         (f) Backlog

As of February 29, 2000, we had no current backlog.

         (g) Employees

As of February 29, 2000, we had twelve employees, five corporate and administrative employees and seven operations and warehouse employees, who worked for us under a lease arrangement with an unaffiliated third party Professional Employer Organization. We hire additional employees, on a temporary or ongoing basis, as circumstances require.

         (h) Proprietary Information

We have been granted a patent for the Portable Water Filtration System with the filter cap assembly, Patent # 5,914,045. As described in the Abstract, it is "[a] filter assembly for a flexible, portable bottle having a sealing cap including a filter attached to the interior of the cap to filter out substantially all INORGANICS, ORGANICS, RADIOLOGICAL CHEMICALS AND MICROBIOLOGY. The filter assembly also may include a second filter or Iodinator sealed in the flexible bottle to further remove micro-organisms from water passing there-through. The filter assembly is designed so that the flexible bottle must be pressurized, as by being hand pressed, after it is filled with water to force flow of water through the [sic] either or both of the filters. The filter in the cap includes a check valve to allow the bottle to be re-pressurized after water has been dispensed from the bottle."

We were also granted a patent, Patent # 6,004,460, for the Portable Water Filtration System that allows the user to fill the bottle from the bottom, thereby reducing any chance of contaminating the filter that is attached to the top of the bottle. The patent is described in the abstract as "[a] combination filter assembly and flexible portable bottle having a bottom opening with a sealing cap attached thereto, to filter out substantially all INORGANICS, ORGANICS, RADIOLOGICAL CHEMICALS and MICROBIOLOGY held in water in the bottle. The filter assembly may be attached to an adapter sealed to the top of the flexible bottle. Water in the bottle passes through the filter assembly and out a top nozzle or valve when the flexible bottle is squeezed. The flexible bottle is filled with water through the bottom opening." This is the technology which we use for our Bottom's UP product line.

We recently received a patent, Patent #6,058,971, for Quick Connect Diverter Valve. As described in the Abstract, it is "A quick-connect diverter valve for use in connecting existing water faucets and water filtration units in and around a kitchen, or other areas where clean water is desired."

In addition, we have the trademark registration for "Pres 2 Pure," S.N. 75/040,704.

We have a trade name, "Seychelle Water Filtration Products, Inc.," which we use in our commercial operations.

         (i) Government Regulation

We are not, as a company, subject to any material governmental regulation or approvals. However, our products are subject to inspection and evaluation by regulatory authorities who have jurisdiction over water quality standards. Such authorities are on the federal, state, and local level, both in the

United States and overseas, where we market our products. Our products have already been inspected and evaluated by all applicable governmental authorities in the areas in which we operate or plan to operate in the near future. Therefore, the impact of governmental regulation is not expected to be material to our operations.

         (j) Research and Development

We have spent approximately $38,000 and $42,000 in research and development activities for the fiscal years ended February 29, 2000 and February 28, 1999, respectively.

         (k) Environmental Compliance

At the present time we, as a company, are not subject to any material costs for compliance with any environmental laws.

         (l) Subsequent Events

As of February 29, 2000, we entered into a celebrity consulting and endorsement agreement with Pat Boone. This agreement calls for the issuance of 110,000 shares of common stock for services to be performed during the term of the agreement, which expires on December 31, 2002. Additionally, we will make commission payments of 2.5% of the gross revenue derived by us from sales of our products in which Mr. Boone directly participates.

Subsequent to the fiscal year end, we sold 235,295 shares of our common stock to an unaffiliated third party investor in a private placement for $200,000 in cash. We also granted a stock option to this investor to purchase an additional 235,295 restricted shares at $0.85 per share. This stock option expires in September, 2000. We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, for our exemption from registration on these transactions.

Subsequent to the fiscal year end, we entered into a consulting agreement with an unaffiliated third party who will provide marketing and consulting services to us. We granted this unaffiliated third party a stock option to purchase 250,000 restricted shares of our common stock at $1.125 per share. The option expires after three years, and vests one-third per year based upon performance criteria in the consulting agreement. The first one-third vested upon the execution of the agreement.

ITEM 2.  Description of Properties.

As of February 29, 2000, our business office was located at 32921 Calle Perfecto, San Juan Capistrano, CA 92675. Our telephone number at this address is 949-234-1999. We pay a total of $8,020 in rent per month for approximately 13,000 square feet of office space through March 31, 2002, escalating to $8,750 per month through January 14, 2003. We have a three-year lease with an unaffiliated third party. We own manufacturing equipment, office equipment and inventory.

We own three patents, a trademark, a tradename, trade secrets (see Proprietary Information above), and other proprietary information related to our business operations.

ITEM 3. Legal Proceedings.

On or about June 2, 2000, we were served with a lawsuit filed by Safe Water Anywhere, Inc. This lawsuit was filed in State Superior Court in Orange County, California. Our Company and Mr. Carl Palmer were named as defendants. The lawsuit alleges trade disparagement, interference with prospective business advantage, and unfair business practices and seeks unspecified damages and injunctive relief. We have not yet filed an answer in this action but believe the suit is without merit and intend to file and answer and cross-complaint in this action and to otherwise vigorously defend.

Otherwise, no legal proceedings of a material nature to which we are a party are pending, and we know of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

In July, 1999, we settled a lawsuit which we had brought against our former Chairman, Mr. DuSean Berkich, and certain of his affiliates. Under the terms of the settlement, Mr. Berkich and his affiliates returned a total of 4,440,666 shares of Common Stock for cancellation by us, and we released Mr. Berkich and his affiliates from all future liability to us.

ITEM 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of security holders through solicitation of proxies during the fourth quarter of the fiscal year covered by this report. However, a majority of our stockholders ratified the past issuance of our Series "AAA" 12% Cumulative Convertible Preferred Shares.

                                     PART II

ITEM 5.  Market for Common Equity and Related
         Stockholder Matters.

         (a) Principal Market or Markets

Our Common Stock began trading in 1987. Since the consummation of the Exchange Agreement between our Company and SWT, market makers and other dealers have provided bid and ask quotations of our Common Stock under the symbol "SYEV." Trading was conducted in the over-the-counter market on the NASD's "Electronic Bulletin Board" until April 20, 2000. We currently trade on the "Pink Sheets"

The table below represents the range of high and low bid quotations of our Common Stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions.

Fiscal Year 2000                    High             Low
----------------                    ----             ---
First Quarter                       $2.25            $0.50
Common Shares

Second Quarter                      $1.65            $1.20
Common Shares

Third Quarter                       $1.25            $0.70
Common Shares

Fourth Quarter                      $2.00            $0.56
Common Shares

Fiscal Year 1999                    High             Low
----------------                    ----             ---
First Quarter                       $2.25            $0.50
Common Shares

Second Quarter                      $1.75            $0.91
Common Shares

Third Quarter                       $0.97            $0.53
Common Shares

Fourth Quarter                      $0.69            $0.34
Common Shares

(b) Approximate Number of Holders of Common Stock

As of February 29, 2000, a total of 8,550,046 of our shares of Common Stock were outstanding and approximately 273 holders of record owned these shares. However, we believe that we have a significantly greater number of shareholders because a substantial number of our shares are held in nominee name. The number of outstanding shares is computed after the approximate 4,400,666 shares of Common Stock which have been canceled by us a result of the settlement of the lawsuit with the former Chairman of the Company and certain of his affiliates.

(c) Dividends

Holders of Common Stock and Preferred Stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the Common Stock were paid by us during the periods reported herein nor do we anticipate paying such dividends in the foreseeable future. We paid accumulated dividends in Common Stock on our Series "AA" Non Voting, Cumulative, Convertible Preferred Stock at the time such Stock was converted to Common Stock.

ITEM 6. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding our Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products for new markets, the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using our products for certain applications, delays in our introduction of new products or services, and our failure to keep pace with emerging technologies.

When used in this discussion, words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this document and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Results of Operations

During fiscal year 2000 and 1999, we experienced a significant growth in revenues from our operations. We are still unprofitable for the fiscal year ended February 29, 2000. However, the fiscal year ended February 29, 2000 was the best operational year we have had in the three year history of our Company, and we expect this trend to profitability to continue. We believe that we may finally achieve profitability in the second or third quarter of our next fiscal year, although we are not in a position to make such a prediction at this point.

We continue to expand the market for our products. We believe that the revenue growth experienced during the fiscal year ended February 29, 2000 demonstrates increased acceptance of our products from consumers. Our original plan has been to market our products to retailers who in turn will sell these products to the public. Along with this strategy, we have developed private label arrangements with several retailers and programs with two multi-level marketing programs. For the next fiscal year we intend to continue to focus on this plan.

Our revenues increased for the fiscal year ended February 29, 2000 compared to the fiscal year ended February 28, 1999. They were $1,637,821 and $710,576, respectively. This increase represents a substantial gain primarily due to an expansion of our manufacturing capabilities and wider public acceptance of our products. During the 2000 fiscal year, we lost a customer for our filter products, SafeWater Anywhere, Inc., and we are in litigation with this former customer. We plan to replace these filter product sales with our own direct sales to this market using an improved technology with higher gross margins to us. We expect to replace and expand the lost revenues in the second fiscal quarter. We will see the full impact of this loss in the first fiscal quarter.

Costs of sales include all costs incurred in the manufacturing process. The major components of direct costs are direct labor and associated benefits, materials and freight. The major components of indirect job costs are indirect labor costs and associated benefits and depreciation of production equipment. Our costs of sales as a percentage of revenue declined for the fiscal years ended February 29, 2000 and February 28, 1999. They were 48.3% and 56.4%, respectively. We believe that we have better control over our costs of sales and should continue to see additional economies of scale in our manufacturing process in the future.

Gross profit from operations was $847,103 or 51.7 % for the year ended February 29, 2000 an increase compared to $309,921, or 43.6% of revenue for the year ended February 28, 1999. This is a significant increase in gross profit compared to the previous fiscal years. We believe that the most recent margins better reflect what is to be expected in the future. Earlier results were affected by the trials and errors inherent in starting operations.

Our general and administrative expenses were $857,748 for the year ended February 29, 2000 and $1,298,561 for the year ended February 28, 1999. We believe that we have made a significant decrease in these expenses. We have reduced a number of controllable expenses and will continue to look for opportunities to do so in the future. However, we do not expect to see a further substantial reduction in expenses since most of our remaining fixed expenses cannot be further reduced. Nevertheless, we are pleased that our expenses, and particularly our general and administrative expenses, are now in line for us to potentially generate an operational profit in the future.

The major components of general and administrative expenses are office salaries and associated payroll costs, general and health insurance costs, rent, telephone, accounting and legal expenses.

Liquidity and Capital Resources

Our cash flows from operating activities provided a net $ 22,982 during the year ended February 29, 2000, compared to using $684,237 during the year ended February 28, 1999. We believe that this increase resulted from our higher revenues and lower general and administrative expenses.

Our investing activities used $46,160 during the year ended February 29, 2000, compared to $123,447 for the year ended February 28, 1999. All investing activities were directed toward the purchase of property and equipment.

Financing activities provided $6,538 for the year ended February 29, 2000 compared to February 28, 1999 of $286,532. These activities in 1999 were essentially related to our private placements of securities. During the fiscal year ended February 29, 2000, we obtained advances from shareholders and issued stock to settle litigation, and other claims and to pay for services incurred in the prior year.

Our net cash and cash equivalents decreased $16,640 to $35,791 at February 29, 2000 from $52,431 at February 28, 1999.

Net accounts receivable decreased to $37,618 for the year ended February 29, 2000 compared to $139,852 for the year ended February 28, 1999. During the 2000 fiscal year we lost one of our major customers, which accounted for 13% of our current year's sales and 55% of accounts receivable at year end.

Inventories increased to $356,439 for the year ended February 29, 2000, compared to $263,869 for the year ended February 28, 1999.

Accounts payable increased slightly up to $110,401 for the year ended February 29, 2000 compared to $104,463 for the year ended February 28, 1999.

We entered into various arrangements for the settlement of outstanding litigation during year ended February 29, 2000 and incurred substantial legal expenses during fiscal years 1999 and 1998. We expect that such expenses will be minimized in the near term.

In July, 1999, we settled a lawsuit which we had brought against our former Chairman, Mr. DuSean Berkich, and certain of his affiliates. Under the terms of the settlement, Mr. Berkich and his affiliates returned a total of 4,440,666 shares of Common Stock for cancellation by us, and we released Mr. Berkich and his affiliates from all future liability to us. In addition, a lawsuit brought by an individual claiming consulting fees from us was dismissed by the U.S. District Court for the District of Colorado in July, 1999.

Although we are not yet profitable, our financial situation continues to become healthier. However, we still believe that we are slightly undercapitalized for the activities which we plan to undertake in the next twelve months. Nevertheless, we believe that a combination of profitable operations, prudent management, and new products will permit us to show positive earnings and increasing revenues for the next twelve months.

ITEM 7. Financial Statements.

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                                 F-1

FINANCIAL STATEMENTS

      Consolidated Balance Sheet                                      F-2 to F-3

      Consolidated Statements of Operations                                  F-4

      Consolidated Statements of Changes in Stockholders' Equity      F-5 to F-6

      Consolidated Statements of Cash Flows                           F-7 to F-8

      Notes to Consolidated Financial Statements                     F-9 to F-24

                              RAIMONDO PETTIT GROUP

                          CERTIFIED PUBLIC ACCOUNTANTS



INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Seychelle Environmental Technologies, Inc.
San Clemente, California

We have audited the accompanying consolidated balance sheet of Seychelle Environmental Technologies, Inc. as of February 29, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended February 29, 2000 and February 28, 1999. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seychelle Environmental Technologies, Inc. as of February 29, 2000 and the consolidated results of their operations and their cash flows for the two years ended February 29, 2000 and February 28, 1999, in conformity with generally accepted accounting principles.




                                      /s/ RAIMONDO PETTIT GROUP

                                      RAIMONDO PETTIT GROUP

Torrance, California
June 6, 2000

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                                      CONSOLIDATED BALANCE SHEET


--------------------------------------------------------------------------------------------------------------------
February 29,                                                                                            2000
--------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS

Cash and cash equivalents                                                                             $  35,791
Trade receivables, net of allowance for doubtful accounts of $18,572                                     37,618
Inventories                                                                                             356,439
Other current assets                                                                                      9,300
--------------------------------------------------------------------------------------------------------------------

Total current assets                                                                                    439,148
--------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                                             182,356

Intangible assets, net                                                                                   12,403

Other assets                                                                                              6,970
--------------------------------------------------------------------------------------------------------------------

Total non-current assets                                                                                201,729
--------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                           $640,877
====================================================================================================================


           See accompanying notes to consolidated financial statements

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

--------------------------------------------------------------------------------------------------------------------
February 29,                                                                                           2000
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                                                    $   110,401
Accrued expenses                                                                                        294,702
Customer deposits                                                                                         7,203
Income taxes payable                                                                                      1,600
Related party advances                                                                                   17,038
--------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                               430,944
--------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value - 1,000,000 shares authorized,
   991,983 unissued
     Series "A", non-voting, cumulative, convertible preferred stock,
       17 shares authorized, issued and outstanding                                                        --
     Series "AAA", preferred stock, 8,000 shares authorized, issued
       and outstanding                                                                                       80
Common stock, $.001 par value - 50,000,000 shares authorized;
   8,475,046 shares issued and outstanding                                                                8,475
Additional paid-in capital                                                                            2,544,125
Accumulated deficit                                                                                  (2,329,138)
Receivable from stockholder                                                                             (13,609)
--------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                              209,933
--------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $       640,877
====================================================================================================================


          See accompanying notes to consolidated financial statements.

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------------
For the years ended                                                  FEBRUARY 29, 2000            February 28, 1999
-------------------------------------------------------------------------------------------------------------------------
SALES                                                                   $1,637,821                  $   710,576
COST OF SALES                                                              790,718                      400,655
-------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                               847,103                      309,921
-------------------------------------------------------------------------------------------------------------------------

Operating Expenses:
   Selling                                                                 158,184                      144,072
   General and administrative                                              857,748                    1,298,561
-------------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                           1,015,932                    1,442,633
-------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                      (168,829)                  (1,132,712)
-------------------------------------------------------------------------------------------------------------------------

Other Expense:
   Interest expense                                                         (1,534)                      (4,918)
   Miscellaneous expense                                                   (16,502)                      (5,707)
-------------------------------------------------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSE)                                               (18,036)                     (10,625)
-------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                    (186,865)                  (1,143,337)
-------------------------------------------------------------------------------------------------------------------------

PROVISION FOR INCOME TAXES                                                   1,600                        1,600
-------------------------------------------------------------------------------------------------------------------------

Net Loss                                                                $ (188,465)                 $(1,144,937)
-------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                        $     (.03)                 $     (0.13)
-------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES:
   BASIC AND DILUTED                                                     9,770,607                   11,200,643
=========================================================================================================================


          See accompanying notes to consolidated financial statements.

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Stock Subscription
                                      Preferred Stock      Common Stock    Additional                 Receivable and      Total
                                      --------------     ----------------    Paid-In    Accumulated     Stockholder    Stockholders'
                                      Shares  Amount     Shares    Amount    Capital      Deficit        Receivable       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 1, 1998                  17    $   -    11,200,643  $11,201  $1,876,548  $  (800,736)     $(149,983)    $  937,030

Payment of stock subscriptions
  receivable                           -          -           -        -           -            -          149,983        149,983

Issuance of Series "AA" Preferred
  Stock, net of issuance costs of
  $211,442                              26        -           -        -     1,088,558          -              -        1,088,558

Intrinsic value of beneficial
  conversion of Series "AA"
  Preferred Stock                      -          -           -        -       195,000     (195,000)           -              -

Issuance of Series "AAA" Pre-
  ferred Stock                       8,000        80          -        -           (80)         -              -              -

Capital Distribution                   -          -           -        -      (992,000)         -              -         (992,000)

Receivable from stockholder            -          -           -        -           -            -          (23,588)       (23,588)

Contributed executive services         -          -           -        -        72,000          -              -           72,000

Net Loss for year ended
  February 28, 1999                    -          -           -        -           -     (1,144,937)           -       (1,144,937)
------------------------------------------------------------------------------------------------------------------------------------

Balance, February 28, 1999           8,043      $ 80   11,200,643  $11,201  $2,240,026  $(2,140,673)     $ (23,588)   $    87,046

Shareholder advances                   -          -           -        -           -            -           (2,021)        (2,021)

Conversion of Series "AA"
  Preferred Stock                      (26)       -     1,337,509    1,338      (1,338)         -              -              -

Issuance of common stock in
  connection with settlement of
  lawsuit                              -          -       100,000      100      20,213          -              -           20,313

Issuance of common stock for
  compensation and services            -          -       327,000      327     163,173          -              -          163,500

Issuance of common stock for
  commissions                          -          -        75,000       75      37,425          -              -           37,500

Cancellation of common stock of
  former consultant                    -          -       (80,000)     (80)         80          -              -              -

Cancellation of common stock
  in connection with Berkich
  lawsuit                              -          -    (4,440,666)  (4,441)      4,441          -              -              -

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                     (CONTINUED)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Stock Subscription
                                      Preferred Stock      Common Stock    Additional                 Receivable and      Total
                                      --------------     ----------------    Paid-In    Accumulated     Stockholder    Stockholders'
                                      Shares  Amount     Shares    Amount    Capital      Deficit        Receivable       Equity
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock in
  consideration for settlement of
  note payable                         -       $   -       30,560   $   30  $   30,530  $       -         $    -        $  30,560

Contributed executive services         -           -          -        -        60,000          -           12,000         72,000

Purchase of common stock
  of former employee                   -           -      (75,000)     (75)    (10,425)         -              -          (10,500)

Net loss for the year ended
  February 29, 2000                    -           -          -        -           -       (188,465)           -         (188,465)
------------------------------------------------------------------------------------------------------------------------------------

Balance, February 29, 2000          8,017      $   80   8,475,046   $8,475  $2,544,125  $(2,329,138)      $(13,609)     $ 209,933
====================================================================================================================================


          See accompanying notes to consolidated financial statements.

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------
For the years ended                                              FEBRUARY 29, 2000             February 28, 1999
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                      $       (188,465)              $    (1,144,937)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                       69,584                        60,598
       Provision for doubtful accounts                                     11,711                         6,861
       Notes issued for services                                           -                              2,707
       Stock issued for services                                           -                            364,500
       Contributed executive services                                      72,000                        72,000
       Loss on disposal of equipment                                       16,503                        -
       Increase (decrease) resulting from changes in:
         Trade receivables                                                 90,523                      (133,534)
         Inventory                                                        (92,570)                     (189,379)
         Other current assets                                               7,992                       (11,082)
         Receivable from stockholders                                      (2,021)                      160,912
         Intangible and other assets                                       (1,775)                       (4,140)
         Accounts payable                                                   5,938                        48,744
         Accrued expenses                                                  33,093                        74,179
         Customer deposits                                                 (1,131)                        8,334
         Income taxes payable                                               1,600                        -
-------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by operating activities                        22,982                      (684,237)
-------------------------------------------------------------------------------------------------------------------


INVESTING ACTIVITIES:
   Purchase of property and equipment                                     (46,160)                     (123,447)
-------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                     (46,160)                     (123,447)
-------------------------------------------------------------------------------------------------------------------

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

-------------------------------------------------------------------------------------------------------------------
For the years ended                                              FEBRUARY 29, 2000             February 28, 1999
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Issuance of preferred stock                                   $         -                    $     1,300,000
   Cash paid for capital transaction fees                                  -                           (171,451)
   Cash proceeds from stock subscription
     receivable                                                            -                            149,983
   Equity distributions                                                    -                           (992,000)
   Purchase of stock from former employee                                 (10,500)                       -
   Proceeds from stockholder advances                                      21,088                        -
   Repayments on stockholder advances                                      (4,050)                       -
-------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                   6,538                       286,532
-------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                   (16,640)                     (521,152)

Cash and cash equivalents, beginning of year                               52,431                       573,583
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                           $         35,791               $        52,431
===================================================================================================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

     CASH PAID DURING THE YEAR FOR:
          Interest                                               $         -                    $        -
          Income Taxes                                           $          3,973               $        -

     NON-CASH INVESTING AND FINANCING ACTIVITIES:
         Notes issued for services                               $         -                    $         6,861
         Stock issued for services and settlement
            of litigation                                        $        221,313               $        -
         Stock issued for settlement of debt                     $         30,560               $        -
         Contributed executive services                          $         60,000               $        72,000
===================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.     ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Seychelle Environmental Technologies, Inc. ("SET"), was incorporated under the laws of the State of Nevada on January 23, 1998 as a change of domicile to Royal Net, Inc., a Utah corporation that was originally incorporated on January 24, 1986. Royal Net, Inc. changed its state of domicile to Nevada and its name to Seychelle Environmental Technologies, Inc. effective in January, 1998.

Seychelle Water Technologies ("SWT") was formed as a corporation in February 1997 under the laws of the state of Nevada for the purpose of marketing the products of Aqua Vision International ("Aqua Vision"), a private California entity operating since 1996. Prior to January 1998, SWT operations were limited primarily to fundraising and marketing activities.

On January 30, 1998, SET entered into a stock exchange agreement with SWT, whereby SWT shareholders emerged as the majority stockholder of SET. This reverse acquisition resulted in SWT becoming a wholly-owned subsidiary of SET. SWT has been inactive for the two years ended February 29, 2000 and February 28, 1999.

On January 31, 1998, SET purchased the assets of Aqua Vision for $9.5 million. Only $1.2 million was paid to the Aqua Vision owners and the transaction was not consummated. Effective February 28, 1999, the Company revised its Purchase Agreement and issued 8,000 shares of its Series "AAA" Preferred Stock (described in Note 6) to Aqua Vision's owners. The Company sued Mr. Berkich, its controlling stockholder, and the controlling stockholder returned his shares to the Company during the year ended February 29, 2000 (see Note 8). As a result, Aqua Vision's owners became the ultimate controlling stockholder of SET. Because the assets were acquired from existing shareholders, the $1.2 million payment was treated as a distribution and the Series "AAA" stock issuance was treated as a recapitalization.

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.     ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

Description of Business

SET develops, manufactures and sells water filtration products through retailers and multilevel marketing programs. The Company sells its products throughout the United States and abroad including Europe and Asia. Geographic information is as follows:

                                                          FEBRUARY 29, 2000                         February 28, 1999
                                                          -----------------                        ------------------
Water filtration products sold to
  external customers (1) (2) in:
      the United States                                      $ 1,621,199                                $ 666,139
      Europe and Asia                                                -                                     40,510
      Canada                                                      16,222                                    3,927
                                                             -----------                                ---------
   Total                                                     $ 1,637,821                                $ 710,576
                                                             ===========                                =========


(1) Sales to external customers are attributed based on the country of residence of the customer.
(2) Long lived assets outside the United States included $91,869 and $85,869 in tooling costs located in Asia in fiscal 2000 and 1999, respectively.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management's Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SET (formerly known as RoyalNet) and its wholly-owned subsidiary, SWT (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated.

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Sales are recognized upon shipment of product.

Cash and Cash Equivalents

The Company considers short-term investments which have maturities of three months or less at the date of acquisition to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market using the average cost method.

Property and Equipment

Property and equipment, including significant improvements thereto, are stated at cost and are depreciated using the straight-line method over an estimated useful life of 5 years. Maintenance and repairs are charged to expense as incurred.

Intangible Assets

Intangible assets include patents, product rights and technology costs. All patent, product rights and technology costs are capitalized and amortized over ten years using the straight-line method. The Company assesses whether there has been a permanent impairment of the value of intangible assets by considering factors such as expected future product revenues, anticipated product demand and prospects and other economic factors. Total intangible assets amounted to $12,403 at February 29, 2000.

Accounting For Long-Lived Assets

Long-lived and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In that case, if the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the carrying amount of the asset and the fair value of the asset.

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development Expenses

Research and development costs are expensed as incurred and amounted to approximately $38,000 and $42,000 for the years ended February 29, 2000 and February 28, 1999, respectively.

Advertising Expenses

Advertising expenses are expensed as incurred. Total advertising expenses amounted to $21,943 and $40,455 for the years ended February 28, 2000 and February 28, 1999.

Risk Concentrations

The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Trade receivables generally are due in 30 days. Credit losses have consistently been within management's expectations. An allowance for doubtful accounts is recorded when it is probable that all or a portion of trade receivables balance will not be collected.

During fiscal 2000, the Company derived 13% and 15% of its revenues from two customers, and 88% of total accounts receivable at year-end was from four customers. During the year the Company lost one of its major customers, which accounted for 13% of the current year's sales, and 55% of accounts receivable at year-end.

During fiscal 1999, the Company derived 27% of its revenues from a single customer representing 43% of accounts receivable at February 28, 1999.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the consolidated financial statements and the tax basis of assets and liabilities using enacted rates in effect for the year

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of outstanding common shares during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company's stock option plan, warrants and convertible debt would be anti-dilutive.

Fair Value of Financial Instruments

The carrying value of financial instruments included in current assets and liabilities approximates fair value because of the short maturity of these items.

Issuance of Stock for Services

Shares of the Company's common stock issued for services are recorded in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", at the fair market value of the stock issued or the fair market value of the services provided, whichever value is the more clearly evident.

Stock Compensation Plan

The Company accounts for stock-based compensation using the intrinsic value method prescribed in APBO No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Comprehensive Income

Comprehensive income is defined as net income adjusted for changes to equity resulting from events other than net income or transactions related to an entity's capital structure. Comprehensive income equaled net income for all periods presented.

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Disclosures

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" requires public enterprises to report financial and descriptive information about reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers. At this time, the Company has only one operating segment.

Prior Period Adjustments

The Company adjusted its retained earnings and additional paid-in capital to recognize the $127,500 and $195,000 beneficial conversion features of its "A" and "AA" Preferred Stock, respectively. The adjustments have no impact on reported net income, total assets, or total liabilities and stockholders' equity for the periods presented. The effect of the adjustments is as follows:

                                                      February 28, 1999                 February 28, 1998
                                                As Reported      As Adjusted       As Reported      As Adjusted
                                                -----------      -----------       -----------      -----------
Additional Paid-In
   Capital                                     $   1,917,526    $   2,240,026     $   1,749,048    $   1,876,548

Retained Earnings                                 (1,818,713)      (2,140,673)         (673,236)        (800,736)

Earnings Per Share                                     (0.12)           (0.13)            (0.10)           (0.11)

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

3.     INVENTORIES

Inventories consist of:


                                                                             February 29, 2000
                                                                             -----------------
      Raw materials                                                              $  233,823
      Work in progress                                                               55,104
      Finished goods                                                                119,752
                                                                                 ----------

                                                                                    408,679

      Less: Reserve for obsolete or slow moving inventory                           (52,240)
                                                                                 ----------

      Net Inventories                                                            $  356,439
                                                                                 ==========


Management reviews and estimates realization of inventory on a regular basis with respect to obsolete and slow moving inventory. Although management believes its evaluations are sound, it is at least reasonably possible that such estimates may change in the near term.

4.     PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation:

                                                                             February 29, 2000
                                                                             -----------------
      Tooling                                                                    $ 264,411
      Equipment                                                                     14,434
      Vehicles                                                                      31,434
      Furniture and fixtures                                                        15,775
      Computer equipment                                                            15,714
                                                                                 ---------

                                                                                   341,768

      Less:  Accumulated depreciation                                             (159,412)
                                                                                 ---------
                                                                                 $ 182,356
                                                                                 =========


Total depreciation expense for the years ended February 29, 2000 and February 28, 1999 was $69,584 and $60,598, respectively.

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

5.     ACCRUED EXPENSES

Accrued expenses consist of:

                                                                             February 29, 2000
                                                                             -----------------
      Accrued legal expenses                                                 $       216,719
      Accrued settlement                                                              17,750
      Accrued wages and benefits                                                      23,957
      Accrued outside services                                                         9,014
      Accrued commissions                                                             15,411
      Other accrued expenses                                                          11,851
                                                                             ---------------

                                                                             $       294,702
                                                                             ===============

The accrued legal expenses represent the attorney fees the Company incurred in connection with various litigation of which $163,500 will be paid in stock.

The accrued settlement represents an estimate of the settlement of an employment related claim of which $12,750 will be paid in stock.

During fiscal 2000, the Company replaced all of its employees with leased employees from a Professional Employer Organization (PEO). The accrued wages and benefits represent amounts due to the PEO for the outstanding amounts due at February 29, 2000.

6.    CAPITAL STRUCTURE

Common Stock

The holders of Common Stock have one vote per share on all matters (including election of Directors) without provisions for cumulative voting. The Common Stock is not redeemable and has no conversion or preemptive rights.

In the event of liquidation of the Company, the holders of Common Stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and the holders of the Company's senior securities. The Company may pay dividends, in cash or in securities or other property when and as declared by the Board of Directors from funds legally available. To date, the Company has not declared or paid dividends on its Common Stock.

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

6.    CAPITAL STRUCTURE (CONTINUED)

Common Stock (Continued)

During the year ended February 29, 2000, the Company issued 137,000 shares for compensation; 190,000 shares for services provided; 100,000 shares in settlement of a lawsuit; 75,000 shares for commissions due; and 30,560 shares in settlement of a note payable.

Preferred Stock

The Board of Directors has the authority to issue Preferred Stock and to fix and determine its series, relative rights and preferences to the fullest extent permitted by the laws of the State of Nevada and its articles of incorporation. As of February 29, 2000, three classes of Preferred Stock were issued and two were outstanding.

Series "A" 13.5% Non Voting, Cumulative, Convertible Preferred Stock

Series "A" Preferred Stock has rights which are superior to all other securities of the Company, including upon liquidation and as to payment of dividends, if any, carries a cumulative dividend of 13.5% per annum, is non-voting, and is redeemable by the Company at any time at face value and is convertible into common shares of the Company at the lesser of $10 per share or 85% of the last five closing bid prices. A total of 17 shares are issued and outstanding as of February 29, 2000 and February 28, 1999.

Series "AA" Non Voting, Cumulative, Convertible Preferred Stock

Series "AA" Preferred Stock had rights superior to all other securities of the Company except to Series "A" Preferred Stock, including upon liquidation and as to payment of dividends, if any, carried a 10% cumulative dividend, was non-voting, redeemable by the Company at any time at face value and was convertible into common shares of the Company at 85% of the last five closing bid prices. On June 14, 1999, all of the Series "AA" Non Voting, Cumulative, Convertible Preferred Stock were converted into 1,337,509 shares of Common Stock, at the original conversion terms.

Series "AAA" 12% Cumulative, Convertible Preferred Shares

Series "AAA" Preferred Stock has rights which are superior to all other securities of the Company except Series "A" and the Series "AA" Preferred Stock, including upon liquidation and as to payment of dividends, if any. Series "AAA" Cumulative, Convertible Preferred Voting Stock carries a 12% per annum dividend payable in stock or cash, is voting, with each share equal to 100 shares of Common Stock, and is redeemable, at the Company's option, according to the following procedure: upon written notice of conversion from the holders, the Company shall have 45 days from receipt of such notice to repurchase for cash up to 2,000 shares of the Series "AAA" 12% Cumulative, Convertible Preferred Shares at $1,000 per share.

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

6.    CAPITAL STRUCTURE (CONTINUED)

Preferred Stock (Continued)

As a result of the settlement of the litigation involving the Company and its former Chairman, in which the Company was seeking to rescind the issuance of all common shares in the Company previously issued to the former Chairman, the number of common shares issuable to the holders pursuant to the conversion provisions of the Series "AAA" Cumulative, Convertible Preferred Shares are reduced from 8,000,000 shares to 4,500,000 shares (but after pro rata adjustments, if any, for stock dividends, stock splits, reverse stock splits, and any other similar capital stock adjustments of a general nature). There are 8,000 shares issued and outstanding at February 29, 2000 and February 28, 1999. The 12% cumulative dividend shall be computed based on the Preferred Stock $80 par value.

Aggregate preferred redemption value and cumulative dividends in arrears at February 29, 2000 is as follows:

                                                                             February 29, 2000
                                                                             -----------------
      Aggregate redemption value                                               $  5,587,385
      Cumulative preferred dividend                                            $    237,385
      Per share preferred dividend                                             $        .03

Stockholder's Receivable

Represents advances made to a stockholder and not reimbursed at February 29, 2000. Such advances were settled subsequent to year-end.

Contributed Executive Services

Contributed executive services represents an estimate of the fair value of services donated by the President of the Company.

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

6.    CAPITAL STRUCTURE (CONTINUED)


Warrants

Outstanding warrants at February 29, 2000 and February 28, 1999 were as follows:

                                                          FEBRUARY 29, 2000                February 28, 1999
                                                          ------------------              --------------------
                                                          SHARES       WAEP*              Shares         WAEP*
    Outstanding, beginning of year                       100,000       1.50                   -             -
    Granted                                                                               100,000       $ 1.50
    Canceled-expired                                    (100,000)      1.50                   -             -
    Exercised                                                                                 -             -
                                                        --------                          -------

    Outstanding, end of year                                 -           -                100,000       $ 1.50
                                                                                          =======
    Exercisable, end of year                                 -           -                100,000       $ 1.50
                                                                                          =======

*   Weighted average exercise price

7.     INCOME TAXES

The components of the provision for income taxes are as follows:

                                                              FEBRUARY 29, 2000                       February 28, 1999
                                                              -----------------                       -----------------
       Current:
           State                                                 $   1,600                                $   1,600
           Federal                                                     -                                        -

        Deferred:
           State                                                   (12,111)                                 (49,792)
           Federal                                                 (51,196)                                (377,620)
           Valuation allowance                                      63,307                                  427,412
                                                                 ---------                                ---------

        Provision For Income Taxes                               $   1,600                                $   1,600
                                                                 =========                                =========

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

7.      INCOME TAXES (CONTINUED)

The reconciliation of the effective tax rates and U.S. statutory tax rates are as follows:

                                                                    FEBRUARY 29, 2000           February 28, 1999
                                                                    -----------------           -----------------

    Tax (benefit) at statutory rate                                       (34%)                        (34%)
    Deferred tax effect of goodwill relating to
       Aqua Vision acquisition                                            (12%)                         (2%)
    Contributed executive services                                         12%                          14%
    Effect of state tax benefit                                            (3%)                        (28%)
    Other                                                                  (6%)                         14%
    Change in valuation allowance                                          43%                          36%
                                                                       -------                       ------

    Effective Tax Rate                                                     -                            -
                                                                       =======                       ======


At February 29, 2000, the Company has net operating loss (NOL) carryforwards, for income tax reporting purposes, of approximately $1,228,208 and $615,270 available to offset future federal and California taxable income, respectively. The federal carryforwards expire in 2010 and the California carryforwards expire in 2005.

At February 2000, the Company had available tax credit carryforwards comprised of federal and state research and experimentation credits of $8,035 and $4,419, respectively. The research and experimentation credit carryforwards expire in 2019 for federal purposes and do not expire for California purposes.

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

7.     INCOME TAXES (CONTINUED)

The components of the net deferred tax asset and (liability) are as follows:

                                                                FEBRUARY 29, 2000               February 28, 1999
                                                                -----------------               -----------------

    Net operating loss carryforward                                $    453,342                    $   418,430
    Depreciation and amortization                                         8,989                          5,623
    Inventory & bad debt reserves                                        30,336                          2,939
    Other                                                                 3,982                          6,349
                                                                   ------------                    -----------

                                                                        496,649                        433,341
    Less:  Valuation allowance                                         (496,649)                      (433,341)
                                                                   ------------                    -----------

    Net Deferred Tax Asset (Liability)                             $        -                      $       -
                                                                   ============                    ===========

8.     COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases an office and production facility under an operating lease that expires in fiscal year 2003. Total rent expense amounted to $90,586 and $75,237 for the years ended February 29, 2000 and February 28, 1999, respectively.

Operating Leases

Future minimum lease payments are as follows:

Year Ending                                                                                         Amount
                                                                                                 -----------
    2001                                                                                         $     99,288
    2002                                                                                               99,288
    2003                                                                                               92,812
                                                                                                 ------------

                                                                                                 $    291,388
                                                                                                 ============

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

8.     COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Commitments and Contingencies

The Company's current management believes that the Company's and SWT's former management entered into certain contracts, agreements and transactions which were not properly authorized or consummated. At the date of these consolidated financial statements, the Company is not aware of any formal claim relating to these contracts, agreements or transactions and believe that any such claims would be without merit. The Company cannot currently estimate the potential liability that would arise if such claim were to be made. Accordingly, no accrual has been made for these contingencies.

Legal Proceedings

No legal proceedings of a material nature to which the Company is a defending party are pending at February 29, 2000.

In July 1999, the Company settled a lawsuit which it had brought against its former Chairman, Mr. Berkich, and certain of his affiliates. Under the terms of the settlement, Mr. Berkich and his affiliates returned a total of 4,440,666 common shares for cancellation by the Company, and the Company released Mr. Berkich and his affiliates from all future liability to the Company.

9.     RELATED PARTY TRANSACTIONS

A board member's firm provided legal services for the Company during the 1999 fiscal year for which the firm was compensated $2,000 in cash payments and 100,000 shares of common stock granted during the fiscal year valued at $50,000. In addition, the board member was granted 150,000 shares of common stock valued at $75,000 during fiscal year 2000 as consideration for services rendered as a member of the board of directors during the 1999 fiscal year.

Another board member's firm was engaged to advise the Company on capitalization issues during the 1999 fiscal year for which the firm was compensated $150,451. During fiscal year 2000, the board member was granted 40,000 shares of common stock valued at $20,000 for services rendered as a member of the board of directors during the 1999 fiscal year. Additionally, a company affiliated with this board member purchased $5,720 in product from the Company during the 2000 fiscal year.

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

9.     RELATED PARTY TRANSACTIONS (CONTINUED)

During the 2000 fiscal year, a shareholder and officer of the Company advanced $21,088 to the Company, of which $4,050 was repaid prior to year end.

10. NET PROFIT (LOSS) PER SHARE

                                                                FEBRUARY 29, 2000               February 28, 1999
                                                                -----------------               -----------------
Numerator:
    Net profit (loss)                                            $     (188,465)                 $   (1,072,937)
    Preferred stock dividends                                          (114,760)                       (230,503)
    Beneficial conversion feature                                           -                          (195,000)
                                                                 --------------                  --------------

    Loss available to common stockholders                        $     (303,225)                 $   (1,498,440)
                                                                 ==============                  ==============

Denominator:
    Weighted average shares outstanding                               9,770,607                      11,200,643
                                                                      =========                      ==========

Basic and diluted profit (loss) per share                        $        (0.03)                 $        (0.13)
                                                                 ==============                  ==============


Options to purchase common stock were outstanding during the 2000 and 1999 fiscal years (see Note 6) but were excluded in the computation of the diluted loss per share because their inclusion would have an anti-dilutive effect.

Also excluded from the computation of diluted loss per share because of their anti-dilutive effect was preferred stock convertible to approximately 5,587,385 and 6,888,380 shares of common stock at February 29, 2000 and February 28, 1999, respectively.

11. SUBSEQUENT EVENTS

Celebrity Endorsement Contract

Subsequent to year-end, the Company entered into a celebrity consulting and endorsement contract which calls for the issuance of 110,000 shares of common stock for services to be performed during the term of the contract, which ends December 31, 2002. Additionally, commission payments are

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

11. SUBSEQUENT EVENTS (CONTINUED)

Celebrity Endorsement Contract (Continued)

to be made for 2.5% of gross revenue derived by the Company from sales of the Company's products in which the consultant directly participates.

Consulting Agreement

Subsequent to year end, the Company entered into a one year consulting agreement with an individual who will provide marketing and consulting services for the Company. As consideration for services to be rendered, the consultant received a stock option agreement to purchase 250,000 restricted shares of the Company's common stock at $1.125 per share.

The options expire after three years, and vest one third per year based on performance benchmarks to be achieved according to the contract. The first third vested on the effective date of the agreement as an enticement to enter into the agreement.

Sale of Common Stock

Subsequent to year end, the Company sold 235,295 shares of common stock to an investor for $200,000. The Company also issued this investor a stock option to purchase an additional 235,295 shares at $0.85 per share, expiring in September 2000.

Litigation

On or about June 2, 2000, the Company was served with a lawsuit filed by a former customer. The lawsuit alleges trade disparagement, interference with prospective business advantage, and unfair business practices and seeks unspecified damages and injunctive relief. The Company has not filed an answer in this lawsuit but believes the suit to be without merit and intends to file an answer and cross-complaint and to otherwise vigorously defend. At this time, the potential impact, if any, to the Company's financial position cannot be determined; accordingly, no adjustment has been made to the accompanying financial statements for this contingency.

ITEM 8. Disagreements With Accountants on Accounting and Financial Disclosure.

         We did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our Directors and Executive Officers, their ages and positions held in the Company as of February 29, 2000 are as follows:

NAME                                         AGE              POSITION HELD
---------------------                        ---              ----------------------------------
Carl Palmer                                   65              President, Chief Executive Officer
                                                              Treasurer and Director

Paul H. Lusby                                 44              Secretary and Director

Donald S. Whitlock                            29              Director

Michelle Rae Palmer                           36              Vice President

Susan Mallett                                 52              Vice President - Communications

Kenneth Rawald                                75              Vice President - Engineering

Our directors have served and will serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. The officers serve at the discretion of our directors. Except for Carl and Michelle Palmer, who are husband and wife, and Ken Rawald, who is the father of Michelle Palmer, there are no family relationships among the Company's officers and directors, nor are there any arrangements or understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Carl Palmer. Mr. Palmer has been the President, CEO and a director of the Company since January, 1998. He is the founder of our company, innovator of the complete line of Seychelle water filtration products and primary spokesperson worldwide. He personally oversees every aspect of operations. He is the inventor of thirteen patented products related to water purification. Mr. Palmer received a Bachelors Degree from Whittier College.

Paul H. Lusby. Mr. Lusby has been Secretary and a director of the Company since January, 1998. For the past five years he has been a principal of the law firm of Cooper Kardaras & Kelleher LLP, formerly Cooper, Kardaras & Scharf LLP. He has a Juris Doctor from the University of Virginia and a Bachelor of Arts from the University of Virginia. He has been an active member of the California Bar since 1982. He is also currently the Chairman of the Board of Pacific Clinics, a non-profit organization dedicated to providing behavioral and mental health care to children and adults suffering from behavioral and mental health disorders.

Donald S.Whitlock. Mr. Whitlock has been a director of our Company since January, 1998. For the past five years, he has been a principal of International Corporate Development, Ltd., an investment banking firm headquartered in Aspen, Colorado. Mr. Whitlock is a Fellow of the Aspen Institute. He has a Bachelors degree in Economics from Loyola Marymount College.

Michelle Rae Palmer. Ms. Palmer has been Vice President of our Company since January, 1998. Her past and present responsibilities include all aspects of accounting, implementation of product lines, corporate structure and operational configurations. She was co-inventor of the Pres 2 Pure(TM) water filtration system. She received a Bachelor of Arts Degree from California State University, Long Beach.

Susan Mallett. Ms. Mallett has been a Vice President of Communications since March, 1998. Her past experience includes all venues of communication - newsletters, press releases, manuals, advertisements, video and audio scripts, training and support materials, contracts, plus public speaking, events planning, and product development. She has extensive experience in exportation to the Pacific Rim. She received a Bachelor of Arts degree and Teaching Credential from California State University, Long Beach.

Kenneth Rawald. Mr. Rawald has been a Vice President of Engineering since January, 1998. His primary responsibilities include product design and engineering, fixture design and assembly procedures. He provides necessary engineering drawings as well as presentation perspective sketches in various mediums for our Company and patent offices. He received a certification in Engineering from Pratt Institute.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of our Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in our Form 10-KSB and proxy statement those individuals for whom one or more of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section. All of our Officers or Directors made untimely filings of their Forms 3 in the last fiscal year. All such persons have now made the filings and have been advised concerning their responsibilities regarding future compliance with these rules.

ITEM 10. Executive Compensation.

Only one of our executive officers received compensation in excess of $100,000 during the fiscal years ended February 29, 2000 and February 28, 1999. Compensation does not include minor business-related and other expenses paid by us. Such amounts in the aggregate do not exceed $10,000. Mr. Jeff DeLong, a former Vice President, received a salary of $120,000 for the fiscal year ended February 28, 1999 and a car allowance of $500 per month, of which $3,500 had been paid in cash through February 28, 1999. Mr. DeLong resigned in February, 2000 to pursue other opportunities. Our President, Carl Palmer, received $12,000 in compensation for fiscal 2000 and no compensation for fiscal 1999. Mr. Palmer serves as our President on a full-time basis. The fair value of his compensation was estimated at $72,000 for fiscal 2000 and 1999, of which $60,000 and $72,000 respectively was treated as capital contribution.

During the 2000 fiscal year we issued 137,000 shares of our Common Stock as additional compensation to our employees for the 1999 fiscal year. There were no shares granted for compensation for the 2000 fiscal year.

For the fiscal years 2000 and 1999, we paid health care insurance for our employees. We have no pension plan. We have no plans or agreements which provide compensation in the event of a change in control. We have no plans or agreements which provide compensation in the event of termination of employment.

We do not customarily pay members of our Board of Directors any fees for attendance or similar remuneration, but reimburse them for any out-of- pocket expenses incurred by them in connection with their activities.

During the fiscal year ended February 29, 2000, we granted Mr. Paul Lusby, one of our directors, 150,000 shares of Common Stock, valued at $75,000, as consideration for past services rendered as a member of the Board of Directors. At the same time, we granted Mr. Donald S. Whitlock, one of our directors 40,000 shares of Common Stock valued at $20,000 for past services rendered as a member of our Board of Directors.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

The following sets forth the number of shares of our $0.001 par value Common Stock beneficially owned by (i) each person who, as of February 29, 2000, was known by us to own beneficially more than five percent (5%) of our Common Stock;
(ii) our individual directors and (iii) our officers and directors as a group. As of February 29, 2000, there were a total of 8,475,046 shares of Common Stock issued and outstanding.

NAME AND ADDRESS                    AMOUNT AND NATURE OF                    PERCENT OF
OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP(1)(2)              CLASS
-------------------                 --------------------------              ----------
The TAM Irrevocable Trust                   2,100,000(3)                     24.77%
4012 S. Rainbow #K111
Las Vegas, NV 80103-2012

Select Property Investments, LLC            1,400,000(4)                     16.51%
4012 S. Rainbow #K111
Las Vegas, NV 80103-2012

FTS Worldwide Corp.                         1,337,509                        15.78%
24 Route De Malagnon
1208 Geneva, Switzerland

Carl Palmer                                       -0-                          -0-
32921 Calle Perfecto
San Juan Capistrano, CA 92675

Donald S. Whitlock                             40,000(5)(6)                    .47%
720 East Hyman Ave., Suite 301
Aspen, CO 81611

Paul H. Lusby                                   2,500(6)                       .03%
141 East Walnut Street
Pasadena, California 91103

Michelle Palmer                                 2,000(4)                       .02%
32921 Calle Perfecto
San Juan Capistrano, CA 92675

Susan Mallett                                  52,000                          .61%
32921 Calle Perfecto
San Juan Capistrano, CA 92675

Kenneth Rawald                                 62,000                          .73%
32921 Calle Perfecto
San Juan Capistrano, CA 92675

All officers and directors as a Group         158,500                         1.86%
(seven persons)

(1) All ownership is beneficial and of record, unless indicated otherwise.

(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3) The TAM Irrevocable Trust is an irrevocable trust for the benefit of certain family members of Mr. Carl Palmer. Mr. Palmer disclaims any beneficial ownership or interest in this Trust. In addition, this entity owns an interest in our Series "AAA" 12% Cumulative Convertible Preferred Shares.

(4) Select Property Investments, LLC is a limited liability company owned by Ms. Michelle Palmer, the wife of Mr. Carl Palmer. Mr. Palmer disclaims any beneficial ownership or interest in this limited liability company. In addition, this entity owns an interest in our Series "AAA" 12% Cumulative Convertible Preferred Shares.

(5) Does not include 4,700 shares owned of record by the wife of Mr. Whitlock. Mr. Whitlock disclaims any beneficial ownership or interest in these shares.

(6) During the fiscal year ended February 29, 2000, we granted but did not yet issue Mr. Paul Lusby, one of our directors, 150,000 shares of Common Stock, valued at $75,000, as consideration for past services rendered as a member of the Board of Directors. At the same time, we granted but did not yet issue Mr. Donald S. Whitlock, one of our directors 40,000 shares of Common Stock valued at $20,000 for past services rendered as a member of our Board of Directors.

         Certain of these individual shareholders signed lock up agreements which will prevent all of the shares of Common Stock from being sold or transferred, either in the open market or in a private transaction, except based upon the passage of time and upon defined percentage sales.

ITEM 7. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have entered into a Purchase Agreement and an Amended Purchase Agreement for the acquisition of Aqua Vision International, a private California entity controlled by the TAM Irrevocable Trust and Select Property Investments, LLC. The TAM Irrevocable Trust is an irrevocable trust for the benefit of certain family members of Mr. Carl Palmer. Mr. Palmer disclaims any beneficial ownership or interest in this Trust. Select Property Investments, LLC is a limited liability company owned by Ms. Michelle Palmer. Mr. Palmer also disclaims any beneficial ownership or interest in this limited liability company. Under the terms of these agreements, these entities received 8,000 shares of Series "AAA" 12% Cumulative Convertible Preferred Shares.

         From its inception through its acquisition by SET on January 30, 1998, SWT spent most of its time and effort to raise funds to finance the common venture and to market Aqua Vision products. The owners of both companies at the time came to believe that both organizations would mutually profit from an affiliation between the two companies. Mr. Palmer negotiated the transaction as an agent of Aqua Vision. The original Purchase Agreement was negotiated by SWT. SET acquired Aqua Vision the day after the SET transaction. The original Purchase Agreement and the Amended

Purchase Agreement were approved by the Board of Directors of SET after the January 30, 1998 acquisition. Mr. Palmer was a member of the Board of Directors but did not participate in the voting.

         Mr. Paul Lusby, one of our directors and shareholders, provided legal services through his law firm for us during the 1999 fiscal year for which his firm was compensated $2,000 in cash and 100,000 shares of Common Stock, which will be granted after the 2000 fiscal year end, with a value of $50,000. He was also personally granted 150,000 shares of Common Stock, valued at $75,000, after the fiscal year end as consideration for past services rendered as a member of the Board of Directors.

         Mr. Donald S. Whitlock, one of our directors and shareholders, provided advice to us, through a firm with which he is associated, on capitalization and business development matters during the 1998 and 1999 fiscal years. The firm with which he is associated was issued 559,266 shares at inception and was paid $54,478 and $150,451, respectively. Subsequent to the 1999 fiscal year end, he was personally granted 40,000 shares of common stock valued at $20,000 for past services rendered as a member of our Board of Directors.

         We have made short term advances in the ordinary course of business from time to time to Mr. Carl Palmer, our President for incidental expenses which we believed had a benefit to us. No Board of Directors action was taken on these advances because they were immaterial amounts and were several transactions made in the ordinary course of business. Further, because they were short term advances which were expected to be repaid, we did not charge interest. As of February 29, 2000, the balance due on these advances was $13,609. These advances are not compensation and were settled after year-end. The current policy of the Board of Directors is to address a request for advance on a case-by-case basis. At this time, no further requests for advances have been requested, nor are any anticipated.

                                     PART IV

ITEM 13. Exhibits and Reports on Form 8-K.

         (a) The following financial information is filed as part of this report:

             (1)     Financial Statements
             (2)     Schedules
             (3) Exhibits. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit No.                Description
-----------                -----------
  2A*             Plan of Exchange between Seychelle Environmental Technologies, Inc. and Seychelle Water
                  Technologies, Inc.
  3A*             Articles of Incorporation
  3B*             Articles of Merger of Royal Net, Inc. into Seychelle Environmental Technologies, Inc
  3C*             Amendment to Articles of Incorporation re: Series "A" Preferred Stock
  3D*             Amendment to Articles of Incorporation re: Series "AA" Preferred Stock
  3E*             Amendment to Articles of Incorporation re: Series "AAA" Preferred Stock
  3F*             Bylaws
 10A*             Purchase Agreement with Aqua Vision
 10B*             Amended Purchase Agreement with Aqua Vision
 10C              Consulting Agreement with Mr. Stan Esecson
 10D              Consulting Agreement with Mr. Pat Boone
 27               Financial Data Schedule

------------
* Previously filed

         (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended February 29, 2000.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Dated: 6/13/00                        By: /s/ Carl Palmer
                                         ----------------------------
                                              Carl Palmer
                                              President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                      CHIEF FINANCIAL OFFICER

Dated:  6/13/00                       By: /s/ Carl Palmer
                                         ----------------------------
                                              Carl Palmer
                                              Treasurer and Director

Dated:  6/13/00                       By: /s/ Paul H. Lusby
                                         ----------------------------
                                              Paul H. Lusby
                                              Secretary and Director

Dated:                                By:
                                         ----------------------------
                                              Donald S. Whitlock
                                              Director

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                    EXHIBITS
                                       TO
                   Seychelle Environmental Technologies, Inc.

                                INDEX TO EXHIBITS

Exhibit No.                Description
-----------                -----------
  2A*             Plan of Exchange between Seychelle Environmental Technologies, Inc. and Seychelle Water
                  Technologies, Inc.
  3A*             Articles of Incorporation
  3B*             Articles of Merger of Royal Net, Inc. into Seychelle Environmental Technologies, Inc
  3C*             Amendment to Articles of Incorporation re: Series "A" Preferred Stock
  3D*             Amendment to Articles of Incorporation re: Series "AA" Preferred Stock
  3E*             Amendment to Articles of Incorporation re: Series "AAA" Preferred Stock
  3F*             Bylaws
 10A*             Purchase Agreement with Aqua Vision
 10B*             Amended Purchase Agreement with Aqua Vision
 10C              Consulting Agreement with Mr. Stan Esecson
 10D              Consulting Agreement with Mr. Pat Boone
 27               Financial Data Schedule

------------
* Previously filed