Form 10QSB
period 2000-05-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2000-07-20
CIK 1056757

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 2000
                         Commission file number 0-29373

                   Seychelle Environmental Technologies, Inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

                              32921 Calle Perfecto
                      San Juan Capistrano, California 92675
               --------------------------------------------------
              (Address of principal executive offices and zip code)


                Nevada                                  33-0836954
     -----------------------------              --------------------------
     (State or other jurisdiction               (IRS Employer File Number)
           of incorporation)


                                 (949) 234-1999
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                              ---------------------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,777,341 shares of Common Stock, $.001 par value per share, outstanding as of June 30, 2000.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

            FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED May 31, 2000

                                TABLE OF CONTENTS

Part I - Financial Information

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets - May 31, 2000.

          Condensed Consolidated Statements of Operations for the Three Months ended May 31, 2000 and 1999

          Condensed Consolidated Statements of Cash Flows for the Three Months ended May 31, 2000 and 1999

          Notes to Condensed Consolidated Financial Statements - May 31, 2000

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

     Item 1. Legal Proceedings

     Item 3. Defaults on Senior Securities

     Item 6. Exhibits and Reports on Form 8-K

                                PART I - Item 1

                                       Consolidated Interim Financial Statements

                                      Seychelle Environmental Technologies, Inc.

                                For the Three Months Ended May 31, 2000 and 1999

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                              INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

================================================================================

FINANCIAL STATEMENTS

      Consolidated Balance Sheet (Unaudited)                          F-2 to F-3

      Consolidated Statements of Operations (Unaudited)                      F-4

      Consolidated Statements of Cash Flows (Unaudited)               F-5 to F-6

      Notes to Consolidated Interim Financial Statements             F-7 to F-10

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                                      CONSOLIDATED BALANCE SHEET
                                                                     (UNAUDITED)
================================================================================

May 31,                                                                  2000
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash                                                             $   176,463
    Trade receivables, net                                                89,765
    Inventories, net                                                     367,382
    Other current assets                                                   9,300
--------------------------------------------------------------------------------

Total current assets                                                     642,910
--------------------------------------------------------------------------------

Property and equipment, net                                              172,694

Intangible assets, net                                                    13,258

Other assets                                                              22,587
--------------------------------------------------------------------------------

Total non-current assets                                                 208,539
--------------------------------------------------------------------------------

TOTAL ASSETS                                                         $   851,449
================================================================================

             See accompanying notes to consolidated interim financial statements

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                                                     (UNAUDITED)
================================================================================

May 31,                                                                 2000
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                 $    88,792
    Accrued expenses                                                     380,420
    Customer deposits                                                      7,206
    Stockholders advances                                                 37,038
--------------------------------------------------------------------------------

Total current liabilities                                                513,456
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value - 1,000,000 shares authorized,
    991,983 unissued
    Series "A", non-voting, cumulative, convertible preferred stock,
      17 shares authorized, issued and outstanding                            --
    Series "AAA", preferred stock, 8,000 shares authorized, issued
      and outstanding                                                         80
  Common stock, $.001 par value - 50,000,000 shares authorized;
    8,777,341 shares issued and outstanding                                8,777
  Additional paid-in capital                                           2,929,040
  Accumulated deficit                                                 (2,467,516)
  Unearned compensation                                                 (132,388)
--------------------------------------------------------------------------------

Total stockholders' equity                                               337,993
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   851,449
================================================================================

            See accompanying notes to consolidated interim financial statements.

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
================================================================================

For the three months ended                        MAY 31, 2000      May 31, 1999
--------------------------------------------------------------------------------
SALES                                               $ 349,726         $612,200
COST OF SALES                                         163,303          204,528
--------------------------------------------------------------------------------

GROSS PROFIT                                          186,423          407,672
--------------------------------------------------------------------------------

Operating Expenses:
  Selling                                              73,006           61,707
  General and administrative                          251,795          198,140
--------------------------------------------------------------------------------

TOTAL EXPENSES                                        324,801          259,847
--------------------------------------------------------------------------------

PROFIT (LOSS) FROM OPERATIONS                        (138,378)         147,825
--------------------------------------------------------------------------------

Other Expenses:
    Interest expense                                       --               --
    Miscellaneous expense                                  --               --
--------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSE)                               --               --
--------------------------------------------------------------------------------

PROFIT (LOSS) BEFORE PROVISION FOR INCOME TAXES      (138,378)         147,825
--------------------------------------------------------------------------------

PROVISION FOR INCOME TAXES                                 --               --
--------------------------------------------------------------------------------

Net Profit (Loss)                                   $(138,378)        $147,825
--------------------------------------------------------------------------------

BASIC AND DILUTED PROFIT (LOSS) PER SHARE           $   (0.02)        $   0.01
================================================================================

            See accompanying notes to consolidated interim financial statements.

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
================================================================================

For the three months ended                            MAY 31, 2000     May 31, 1999
-----------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net profit (loss)                                     $(138,378)        $147,825
  Adjustments to reconcile net profit (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                          25,458           18,716
    Provision for doubtful accounts                        (3,475)           5,435
    Stock issued for services                              12,812               --
    Fair market value of stock options issued for
      services                                             35,625               --
    Contributed executive services                         18,000           18,000
  Increase (decrease) resulting from changes in:
    Trade receivables                                     (48,672)          62,272
    Inventory                                             (10,940)        (109,083)
    Other current assets                                  (15,617)           2,000
    Receivable from stockholders                               --           (1,578)
    Intangible and other assets                              (855)            (255)
    Accounts payable                                      (21,609)          (3,027)
    Accrued expenses                                       85,718            7,272
    Customer deposits                                          --           79,016
    Income taxes payable                                   (1,600)              --
-----------------------------------------------------------------------------------

Net cash (used in) provided by operating activities       (63,533)         226,593
-----------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                      (15,795)          (8,859)
-----------------------------------------------------------------------------------

Net cash used in investing activities                     (15,795)          (8,859)
-----------------------------------------------------------------------------------

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                                                     (UNAUDITED)
================================================================================

For the three months ended                            MAY 31, 2000     May 31, 1999
-----------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Sale of common stock                                  $200,000          $     --
  Proceeds from stockholder advances                      20,000                --
-----------------------------------------------------------------------------------

Net cash provided by financing activities                220,000                --
-----------------------------------------------------------------------------------

Net change in cash and cash equivalents                  140,672           217,734

Cash and cash equivalents, beginning of period            35,791            52,431
-----------------------------------------------------------------------------------

Cash and cash equivalents, end of period                $176,463          $270,165
===================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  CASH PAID DURING THE YEAR FOR:
    Interest                                            $     --          $     --
    Income Taxes                                        $     --          $     --

  NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Stock issued for services                           $145,200          $     --
    Contributed executive services                      $ 18,000          $ 18,000
    Stock options issued for services                   $ 35,625          $     --
===================================================================================

            See accompanying notes to consolidated interim financial statements.

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

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

Description of Business

SET develops, manufactures and sells water filtration products through retailers and multilevel marketing programs. The Company sells its products throughout the United States and abroad, including Europe and Asia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of May 31, 2000 and the consolidated statements of operations and cash flows for the three months ended May 31, 2000 and 1999, together with the related notes are unaudited, and, in the opinion of management, include all normal recurring adjustments that the Company considers necessary. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. Inventories and cost of goods sold have been estimated based on the purchases and sales from the most recent physical inventory. Results for the three months ended May 31, 2000 and 1999 are not necessarily indicative of results for an entire year. A more complete description of accounting policies and disclosures is included in the Company's annual report on Form 10 KSB.

Management's Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SET and its wholly-owned subsidiary, SWT (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated.

Revenue Recognition

Sales are recognized upon shipment of product.

Profit (Loss) Per Common Share

Basic net profit (loss) per common share is computed by dividing net loss by the weighted average number of outstanding common shares during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company's stock option plan, warrants and convertible debt would be anti-dilutive.

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

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

3. CAPITAL STRUCTURE AND MAJOR CONTRACTS

Sale of Common Stock

The Company sold 235,295 shares of common stock to an investor for $200,000. The Company also issued this investor a stock option to purchase an additional 235,295 shares at $0.85 per share, expiring in September 2000.

Contributed Executive Services

Contributed executive services of $18,000 were recorded for both quarters ended May 31, 2000 and 1999 and represent an estimate of the fair value of services donated by the President of the Company.

Celebrity Endorsement Contract

During the quarter ended May 31, 2000, the Company entered into a celebrity consulting and endorsement contract which calls for the issuance of 110,000 shares of common stock for services to be performed during the term of the contract, which ends December 31, 2002. The shares were issued and recorded to contributed capital at fair market value of $145,200 and the related expense is amortized over the life of the contract, with a contra equity account of $132,388 representing unearned compensation at May 31, 2000. Additionally, commission payments are to be made for 2.5% of gross revenue derived by the Company from sales of the Company's products in which the consultant directly participates. No such sales occurred during the three months ended May 31, 2000.

Consulting Agreement

In April 2000, the Company entered into a one year consulting agreement with an individual who will provide marketing and consulting services for the Company. The agreement can be extended one year by the Company. As consideration for services to be rendered, the consultant received a stock option agreement to purchase 250,000 restricted shares of the Company's common stock at $1.125 per share.

The options expire after three years, and vest one third per year based on performance benchmarks to be achieved according to the contract. The first third vested on the effective date of the agreement as an enticement to enter into the agreement. The fair market value of the options earned during the three months ended May 31, 2000 was estimated at $35,625 and recorded to expense with an offset to additional paid in capital.

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

4. LITIGATION

On June 6, 2000, the Company was served with a lawsuit filed by a former customer. The lawsuit alleges trade disparagement, interference with prospective business advantage, and unfair business practices and seeks unspecified damages and injunctive relief. The Company has not filed an answer in this lawsuit but believes the suit to be without merit and intends to file an answer and cross-complaint and to otherwise vigorously defend. At this time, the potential impact, if any, to the Company's financial position cannot be determined; accordingly, no adjustment has been made to the accompanying financial statements for this contingency.

5. SUBSEQUENT EVENT

The Company has decided to adopt a stock compensation plan (the "2000 Compensation Plan I" or the "Plan") to be effective as of July 1, 2000 and terminating after 10 years or when the last common stock under the Plan has been allocated, whichever is the earliest. The terms of the Plan are in the process of being finalized. 300,000 authorized but unissued shares are reserved under the Plan and are available to be issued to consultants, advisors or employees under granting of stock options. Options will be issued with an exercise price at least equal to the fair market value at the time of grant as determined by the Board of Directors. Options granted under this Plan will be exercisable over five years (or after three months of approved retirement, 6 months after leaving employment due to disability, or at the date of termination in other cases.) The Company intends to register the Plan and its underlying shares on Form S-8.

                                PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this document to "us," "we," or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor, and its subsidiary.

The following information should be read in conjunction with the consolidated condensed financial statements and attached notes included in Item 1 of this Quarterly Report, and the financial statements and attached notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained our Annual Report on Form 10-KSB for the year ended February 29, 2000.

RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion contains forward-looking statements regarding our Company, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products for new markets, the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using our products for certain applications, delays in our introduction of new products or services, and our failure to keep pace with emerging technologies.

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

Results of Operations

Our revenues for the first quarter ended May 31, 2000 were $349,726, which were significantly lower than the revenues of $612,200 in the first quarter ended
May 31, 1999. The primary reason for the decline in revenues from the previous fiscal year can be attributed to a significant change in our marketing structure implemented in the first fiscal quarter of this year.

We have discontinued supplying key markets through Original Equipment Manufacturers. Our Company feels that our best strategy is to assume the role of distribution directly into specific key markets, which we believe will positively affect our sales and gross profit margins. Our revenue performance in the first fiscal quarter reflected this shift. We will continue to see an impact in the second fiscal quarter. However, we believe that the transition will be complete by the end of the third fiscal quarter.

It should be noted that we improved our revenues from the fourth quarter of fiscal year 2000 by approximately $89,000. We are still unprofitable for the first fiscal quarter ended May 31, 2000, as well as for the fiscal year ended February 29, 2000. However, the fiscal year ended February 29, 2000 was the best operational year we have had in the three year history of our Company.

Nevertheless, we continue to expand the market for our products. We believe that the overall revenue growth experienced during the fiscal year ended February 29, 2000 actually demonstrated increased acceptance of our products from consumers. We believe that the key to our success will be our new marketing focus.

Costs of sales include all costs incurred in the manufacturing process. The major components of direct costs are direct labor and associated benefits, materials and freight. The major components of indirect job costs are indirect labor costs and associated benefits and depreciation of production equipment. For the three months ended May 31, 2000, our costs of sales as a percentage of revenue were 47 %, which compares to 33 % for the same three months in 1999. We continue to strive for better control over our costs of sales and should continue to see additional economies of scale in our manufacturing process in the future.

Gross profit from operations for the three months ended May 31, 2000 was $186,423 or 53 % of revenue. This is a decrease in gross profit compared to $407,672 , or 67 % of revenue for the three months ended May 31, 1999. We believe that the prior year's first quarter increased revenues and margin came as a result of several non-recurring transactions. It should be noted that the 53% margin is more in line with the overall 52% margin experienced in the fiscal year ended February 29, 2000.

Our general and administrative expenses were $251,793 for the three months ended May 31, 2000, compared to $198,140 for the three months ended May 31, 1999. We continue to reduce a number of controllable expenses and will continue to look for opportunities to do so in the future. However, we do not expect to see a further substantial reduction in expenses since most of our remaining fixed expenses cannot be further reduced. Nevertheless, we are pleased that our expenses, and particularly our general and administrative expenses, are now in line for us to potentially generate an operational profit in the future.

The major components of general and administrative expenses are office salaries and associated payroll costs, general and health insurance costs, rent, telephone, accounting and legal expenses.

We believe that we may finally achieve profitability in the second or third quarter of the fiscal year, although we are not in a position to make such a prediction at this point.

Liquidity and Capital Resources

Our operating activities used $63,533 for the three months ended May 31, 2000 compared to generating $226,593 for the three months ended May 31, 1999. We believe that our decreased cash flows from operations result from our lower revenues and higher general and administrative expenses. Our cash flows from operating activities provided a net $ 22,982 during the year ended February 29, 2000, compared to using $684,237 during the year ended February 28, 1999.

Our investing activities used $15,795 for the three months ended May 31, 2000, compared to $15,795 for the three months ended May 31, 1999. All investing activities were directed toward the purchase of property and equipment. Our investing activities used $46,160 during the year ended February 29, 2000, compared to $123,447 for the year ended February 28, 1999.

We had cash flows of $220,000 from financing activities for the three months ended May 31, 2000, compared to $-0- for the three months ended May 31, 1999. For the three months ended May 31, 2000, we raised $200,000 in a private placement, used $20,000 advanced from stockholders and issued stock and options to pay for services. Financing activities provided $6,538 for the year ended February 29, 2000 compared to February 28, 1999 of $286,532. These activities in 1999 were essentially related to our private placements of securities. During the fiscal year ended February 29, 2000, we obtained advances from shareholders and issued stock to settle litigation, and other claims and to pay for services incurred in the prior year.

Our net cash and cash equivalents at May 31, 2000 were $176,463, compared to $270,165 at May 31, 1999. Cash at the end of this quarter relates to funds recently received in the private placement transaction mentioned above, while the cash available at the end of the fiscal year related to the funds generated from operations. Our net cash and cash equivalents decreased $16,640 to $35,791 at February 29, 2000 from $52,431 at February 28, 1999.

Accounts receivable were higher at $89,765 at May 31, 2000, compared to $37,618 at February 29, 2000. This results from the Company moving to larger sales subject to terms as opposed to smaller credit card sales.

Inventories increased to $367,382 at May 31, 2000, compared to $356,439 at February 29, 2000.

Accounts payable decreased by $21,609 to $88,792 in the three months ended May 31, 2000, compared to an decrease in the prior fiscal year of $3,027 to $101,436 for the three months ended May 31, 1999.

We believe that our financial situation will improve as we redirect our marketing efforts. Our main goal at this point is to increase our revenues. If we are successful in doing so, we expect to see our financial situation become healthier. We still believe that we are slightly undercapitalized for the activities which we plan to undertake in the next twelve months. Nevertheless, we believe that a combination of profitable operations, prudent management, and new products will permit us to show positive earnings and increasing revenues for the next twelve months.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

Otherwise, no legal proceedings of a material nature to which we are a party are pending, and we know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in his capacity as such.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

           27 - Financial Data Schedule

     b.   No reports on Form 8-K

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: July 19, 2000                  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                      /s/ Carl Palmer
                                      -----------------------------------
                                      Carl Palmer, President and Chief Executive
                                      Officer (Principal Executive Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

  27              Financial Data Schedule