Form 10QSB
period 2000-08-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2000-10-10
CIK 1056757

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2000 Commission file number 0-29373

Seychelle Environmental Technologies, Inc.

(Exact Name of Small Business Issuer as specified in its charter)

32921 Calle Perfecto San Juan Capistrano, California 92675

(Address of principal executive offices and zip code)

Nevada	33-0836954

(State or other jurisdiction of incorporation)	(IRS Employer File Number)

(949) 234-1999

(Registrant’s telephone number, including area code)

__________

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,777,341 shares of Common
Stock, $.001 par value per share, outstanding as of August 31, 2000.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED AUGUST 31, 2000

Part I — Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheet — August 31, 2000.

Condensed Consolidated Statements of Operations for the Three Months ended August 31, 2000 and 1999 and for the Six Months ended August 31, 2000 and 1999.

Condensed Consolidated Statements of Cash Flows for the Six Months ended August 31, 2000 and 1999.

Notes to Condensed Consolidated Financial Statements — August 31, 2000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II — Other Information

Item 1. Legal Proceedings

Item 3. Defaults on Senior Securities

Item 6. Exhibits and Reports on Form 8-K

Consolidated Interim Financial Statements

Seychelle Environmental Technologies, Inc.

For the Six Months Ended August 31, 2000 and 1999

Seychelle Environmental Technologies, Inc.

Index to Consolidated Interim Financial Statements

Financial Statements

Consolidated Balance Sheet (Unaudited)	F-2 to F-3

Consolidated Statements of Operations (Unaudited)	F-4

Consolidated Statements of Cash Flows (Unaudited)	F-5 to F-6

Notes to Consolidated Interim Financial Statements	F-7 to F-11

Seychelle Environmental Technologies, Inc.

Consolidated Balance Sheet
(Unaudited)

August 31,	2000

Assets

Current Assets

Cash	$62,306

Trade receivables, net	110,609

Inventories, net	393,651

Other current assets	9,300

Total current assets	575,866

Property and equipment, net	170,549

Intangible assets, net	15,283

Other assets	18,037

Total non-current assets	203,869

Total Assets	$779,735

See accompanying notes to consolidated interim financial statements

Seychelle Environmental Technologies, Inc.

Consolidated Balance Sheet (Continued)
(Unaudited)

August 31,	2000

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable	$83,650

Accrued expenses	340,427

Customer deposits	7,811

Stockholders advances	97,238

Total current liabilities	529,126

Commitments and Contingencies

Stockholders’ Equity

Preferred stock, $.01 par value - 1,000,000 shares authorized, 991,983 unissued

Series “A”, non-voting, cumulative, convertible preferred stock, 17 shares authorized, issued and outstanding	—

Series “AAA”, preferred stock, 8,000 shares authorized, issued and outstanding	80

Common stock, $.001 par value - 50,000,000 shares authorized; 8,777,341 shares issued and outstanding	8,777

Additional paid-in capital	2,954,957

Accumulated deficit	(2,593,629)

Unearned compensation	(119,576)

Total stockholders’ equity	250,609

Total Liabilities and Stockholders’ Equity	$779,735

See accompanying notes to consolidated interim financial statements.

Seychelle Environmental Technologies, Inc.

Consolidated Statements of Operations
(Unaudited)

	For the three months		For the six months
	ended August 31,		ended August 31,

	2000	1999	2000	1999

Sales	$257,608	$354,885	$607,334	$967,085

Cost of Sales	134,893	160,632	298,196	365,160

Gross Profit	122,715	194,253	309,138	601,925

Operating Expenses:

Selling	52,496	64,067	125,502	125,774

General and administrative	188,155	189,942	439,949	388,082

Total Expenses	240,651	254,009	565,451	513,856

Profit (Loss) From Operations	(117,936)	(59,756)	(256,313)	88,069

Other Expenses:

Miscellaneous expense	(8,181)	—	(8,181)	—

Total Other Income (Expense)	(8,181)	—	(8,181)	—

Profit (Loss) Before Provision For

Income Taxes	(126,117)	(59,756)	(264,494)	88,069

Provision for Income Taxes

Net Profit (Loss)	$(126,117)	$(59,756)	$(264,494)	$88,069

Basic and Diluted (Loss) Per

Share	$(.02)	$(.01)	$(.04)	$(.00)

See accompanying notes to consolidated interim financial statements.

Seychelle Environmental Technologies, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

For the six months ended	August 31, 2000	August 31, 1999

Operating Activities:

Net profit (loss)	$(264,494)	$88,069

Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	42,958	35,821

Provision for doubtful accounts	10,842	7,590

Stock issued for services	25,624	—

Fair market value of stock options issued for services	43,542	—

Contributed executive services	36,000	36,000

Loss on disposal of equipment	6,247

Increase (decrease) resulting from changes in:

Trade receivables	(83,833)	28,561

Inventory	(37,212)	(220,633)

Other current assets	(11,067)	(5,208)

Receivable from stockholders	—	(2,020)

Intangible and other assets	(2,880)	(315)

Accounts payable	(26,751)	(11,776)

Accrued expenses	44,125	19,902

Customer deposits	611	42,191

Net cash (used in) provided by operating activities	(216,288)	18,182

Investing activities:

Purchase of property and equipment	(37,397)	(14,398)

Net cash used in investing activities	(37,397)	(14,398)

Seychelle Environmental Technologies, Inc.

Consolidated Statements of Cash Flows (Continued)
(Unaudited)

For the six months ended	August 31, 2000	August 31, 1999

Financing Activities:

Sale of common stock	$200,000	$—

Proceeds from stockholder advances	80,200	—

Net cash provided by financing activities	280,200	—

Net change in cash and cash equivalents	26,515	3,784

Cash and cash equivalents, beginning of period	35,791	52,431

Cash and cash equivalents, end of period	$62,306	$56,215

Supplemental Disclosure of Cash Flow

Information:

Cash paid during the period for:

Interest	$—	$—

Income Taxes	$1,600	$—

Non-cash investing and financing activities:

Stock issued for services and settlement of litigation	$145,200	$221,313

Contributed executive services	$22,392	$36,000

Settlement of stockholder receivable for services	$13,608	$—

Stock options issued for services	$43,542	$—

See accompanying notes to consolidated interim financial statements.

Seychelle Environmental Technologies, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

1. Organization and Description of Business

Organization

Seychelle Environmental Technologies, Inc. (“SET”), was incorporated under the laws of the State of Nevada on January 23, 1998 as a change of domicile to Royal Net, Inc., a Utah corporation that was originally incorporated on January 24, 1986. Royal Net, Inc. changed its state of domicile to Nevada and its name to Seychelle Environmental Technologies, Inc. effective in January, 1998.

Description of Business

SET develops, manufactures and sells water filtration products through retailers and multilevel marketing programs. The Company sells its products throughout the United States and abroad, including Europe and Asia.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of August 31, 2000 and the consolidated statements of operations and cash flows for the six months ended August 31, 2000 and 1999, together with the related notes are unaudited, and, in the opinion of management, include all normal recurring adjustments that the Company considers necessary. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. Inventories and cost of goods sold have been estimated based on the purchases and sales from the most recent physical inventory. Results for the six months ended August 31, 2000 and 1999 are not necessarily indicative of results for an entire year. A more complete description of accounting policies and disclosures is included in the Company’s annual report on Form 10 KSB.

Management’s Estimates

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

Seychelle Environmental Technologies, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SET and its wholly-owned subsidiary, SWT (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated.

Revenue Recognition

Sales are recognized upon shipment of product.

Profit (Loss) Per Common Share

Basic net profit (loss) per common share is computed by dividing net loss by the weighted average number of outstanding common shares during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s stock option plan, warrants and convertible debt would be anti-dilutive.

Issuance of Stock for Services

Shares of the Company’s common stock issued for services are recorded in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, at the fair market value of the stock issued or the fair market value of the services provided, whichever value is the more clearly evident.

Stock Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in APBO No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Seychelle Environmental Technologies, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

3. Stock Compensation Plan

On July 1, 2000, the Company adopted a stock compensation plan to be administered by the Board of Directors, or a Compensation Committee to be appointed by the Board. Consultants, advisors, and employees of the Company are eligible to participate in the Plan. The Plan provides for the issuance of 300,000 shares of common stock to be issued as stock grants, or under stock option agreements. The Company anticipates to settle approximately $109,000 of its accrued expenses through the issuance of common stock. The number of shares to be issued has yet to be determined.

The exercise price of each stock option is not to be greater than the fair market value of the stock at the date of grant, or the par value of the stock at the date of grant. However, the Board, or Compensation Committee, at its discretion, may grant options with an exercise price less than fair market value at the date of grant, but not less than the greater of the par value of the stock or 50% of the fair market value. Fair market value is defined as the mean of the sale or bid prices on each of the five trading days immediately preceding the date as of which such determination is made.

Stock options expire on the earlier of (a) ten years from the date of grant, (b) six months from the date an employee ceases employment due to permanent disability, (c) the date of termination for an employee for reasons other than retirement, disability or death (however, may be extended by the Board for up to three years), or (d) three months from the date an employee retires with permission from the Board. That date at which the options may be exercised will be determined by the Board at the time of grant. There were no options outstanding under this Plan at August 31, 2000.

4. Capital Structure and Major Contracts

Sale of Common Stock

In March 2000, the Company sold 235,295 shares of common stock to an investor for $200,000. The Company also issued this investor a stock option to purchase an additional 235,295 shares at the then estimated fair market value of $0.85 per share, expiring in September 2000. During the second quarter, the Company extended the expiration date of the options to October 2000.

Shares to be Issued

The Board of Directors has authorized the issuance of common stock to settle approximately $285,000 included in accrued expenses at August 31, 2000. The Company is in the process of finalizing the stock issuances.

Seychelle Environmental Technologies, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

4. Capital Structure and Major Contracts (Continued)

Contributed Executive Services

Contributed executive services of $22,392 and $36,000 were recorded for the six month periods ended August 31, 2000 and 1999 and represent an estimate of the fair value of services donated by the President of the Company.

Celebrity Endorsement Contract

In March 2000, the Company entered into a celebrity consulting and endorsement contract which calls for the issuance of 110,000 shares of common stock for services to be performed during the term of the contract, which ends December 31, 2002. The shares were issued and recorded to contributed capital at fair market value of $145,200 and the related expense is amortized over the life of the contract, with a contra equity account of $119,576 representing unearned compensation at August 31, 2000. Additionally, commission payments are to be made for 2.5% of gross revenue derived by the Company from sales of the Company’s products in which the consultant directly participates. No such sales occurred during the six months ended August 31, 2000.

Consulting Agreement

In April 2000, the Company entered into a one year consulting agreement with an individual who will provide marketing and consulting services for the Company. The agreement can be extended one year by the Company. As consideration for services to be rendered, the consultant received a stock option agreement to purchase 250,000 restricted shares of the Company’s common stock at $1.125 per share.

The options expire after three years, and vest one third per year based on performance benchmarks to be achieved according to the contract. The first third vested on the effective date of the agreement as an enticement to enter into the agreement. The fair market value of the options earned during the six months ended August 31, 2000 was estimated at $43,542 and recorded to expense with an offset to additional paid in capital.

5. Related Party Transactions

During the six months ended August 31, 2000, the Company received advances of $20,000 and $60,200 from stockholders.

Seychelle Environmental Technologies, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

6. Litigation

On June 6, 2000, the Company was served with a lawsuit filed by a former customer. The lawsuit alleges trade disparagement, interference with prospective business advantage, and unfair business practices and seeks unspecified damages and injunctive relief. The Company has not filed an answer in this lawsuit but believes the suit to be without merit and intends to file an answer and cross-complaint and to otherwise vigorously defend. At this time, the potential impact, if any, to the Company’s financial position cannot be determined; accordingly, no adjustment has been made to the accompanying financial statements for this contingency.

PART I — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this document to “us,” “we,” or “the Company” refer to Seychelle Environmental Technologies, Inc., its predecessor, and its subsidiary.

The following information should be read in conjunction with the consolidated condensed financial statements and attached notes included in Item 1 of this Quarterly Report, and the financial statements and attached notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained our Annual Report on Form 10-KSB for the year ended February 29, 2000.

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

When used in this discussion, words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this document and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Results of Operations

Our revenues for the second fiscal quarter ended August 31, 2000 were $257,608, which were lower than the revenues of $354,885 in the second fiscal quarter ended August 31, 1999. Our revenues for the six months ended August 31, 2000 were $607,334, which were also lower than the revenues of $967,085 in the six months ended August 31, 1999. The primary reason for the decline in revenues from the previous fiscal year can be attributed to our change in focus and the start-up time which is necessary to accomplish this change. As we mentioned in the prior quarter, we are now shifting from supplying for private label distribution to supplying directly to wholesale and retail markets. In addition to direct sales, we will be setting up national and international sales representation organizations.

Additionally, we have discontinued an exclusive distributorship for the outdoor sports market as a result of their failure to meet minimum sales requirements. Although this distributor had been beneficial to sales during that period, it restricted our right to enter that important marketplace. With research and exposure to retail distribution in general, we had an opportunity to analyze the direction most beneficial to the company’s profitability. It is apparent to us that the outdoor sporting goods market is an important fraction of potential sales, but we believe our effort through high volume mass merchants will give us far greater sales volume which could offer a greater profits due to increased margins.

We are preparing our product line to coordinate with the specific targeted markets. we recognizes increased capital demands required to enhance the product through product design, packaging, merchandising, and advertising. We recognize this increase in capital demands could take the remainder of the fiscal year while penetration into mainstream distribution evolves. We were not profitable in the second fiscal quarter. We do not believe that we will see profitability until we have fully implemented our new marketing plan. We expect to be profitable in the next fiscal year.

We are continuing to expand our international markets through mass merchant markets and military. Our government approved laboratory testing results to enable the approval of our products and filtration systems for distribution into the countries of China and Mexico.

Costs of sales include all costs incurred in the manufacturing process. The major components of direct costs are direct labor and associated benefits, freight and materials. The major components of indirect job costs are indirect labor costs and associated benefits and depreciation of production equipment. For the three months ended August 31, 2000, our costs of sales as a percentage of revenue were approximately 52.4%, which compares to approximately 45.3% for the same three months in 1999. For the six months ended August 31, 2000, our costs of sales as a percentage of revenue were approximately 49.1%, which compares to approximately 37.8% for the same six months in 1999. The cost of implementing our direct marketing program has affected our cost of sales due to increased packaging costs. However, we will continue to attempt to better control over our costs of sales. As our revenues increase, we should see additional economies of scale in our manufacturing process in the future.

Gross profit from operations for the three months ended August 31, 2000 was $122,715 or approximately 47.7% of revenue. This is a decrease in gross profit compared to $194,253, or approximately 54.8% of revenue for the three months ended August 31, 2000. Gross profit from operations for the six months ended August 31, 2000 was $309,138 or approximately 51% of revenue. This is a decrease in gross profit compared to $601,925, or approximately 62.3% of revenue for the six months ended August 31, 2000. The gross profit margin of approximately 51% for the first six months of fiscal year 2000, while significantly below last year’s, is still in line with the overall 52% margin experienced in the fiscal year ended February 29, 2000.

Our general and administrative expenses were $188,155 for the three months ended August 31, 2000, compared to $189,942 for the three months ended August 31, 1999. Our general and administrative expenses were $439,949 for the six months ended August 31, 2000, compared to $388,082 for the six months ended August 31, 1999. These increases primarily relate to legal and consulting fees. We believe that we have seen most of the impact of these fees for this fiscal year. We continue to reduce a number of controllable expenses and will continue to look for opportunities to do so in the future. We hope to see a leveling off of these expenses.

The major components of general and administrative expenses are office salaries and associated payroll costs, general and health insurance costs, rent, utilities, consulting fees, accounting and legal expenses.

We believe that we may finally achieve profitability in the next fiscal year, although we are not in a position to make such a prediction at this point.

Liquidity and Capital Resources

Our operating activities used $216,288 for the six months ended August 31, 2000 compared to generating $18,182 for the six months ended August 31, 1999. Our decreased cash flows from operations result from our lower revenues and higher general and administrative expenses.

Our investing activities used $37,397 for the six months ended August 31, 2000, compared to $14,398 for the six months ended August 31, 1999. All investing activities were directed toward the purchase of property and equipment.

Cash flows from financing activities during the six months ended August 31, 2000 included $200,000 received through a private placement, and $80,200 in advances from stockholders. During the six months ended August 31, 1999 non-cash financing activities included the issuance of common stock to settle approximately $221,000 in accrued expenses. The board of directors has authorized the issuance of common stock to settle approximately $285,000 included in accrued expenses at August 31, 2000. The company is in the process of finalizing the stock issuances.

Our net cash and cash equivalents at August 31, 2000 were $62,306, compared to $56,215 at August 31,

1999. Cash at the end of this quarter relates to funds recently received in the private placement transaction mentioned above.

Net accounts receivable were higher at $110,609 at August 31, 2000, compared to $103,701 at August 31, 1999. This results from the Company moving to larger sales subject to terms as opposed to smaller credit card sales.

Inventories decreased to $393,651 at August 31, 2000, compared to $484,502 at August 31, 1999.

Accounts payable decreased to $83,650 at August 31, 2000, compared to $92,686 at August 31, 1999.

We believe that our financial situation will improve in the next fiscal quarter. We expect to see revenues increase. We believe that the effect of the loss of the previous exclusive distributor to the outdoor sports market has now been fully shown in the second quarter of the fiscal year and that we will fully implement our direct sales program in the third fiscal quarter. Our main goal at this point is to increase our revenues. If we are successful in doing so, we expect to see our financial situation become healthier in the next fiscal quarter. We still believe that we remain slightly undercapitalized for the activities which we plan to undertake in the next twelve months. Nevertheless, we believe that a combination of profitable operations, prudent management, and new products will permit us to show positive earnings and increasing revenues for the next twelve months. Furthermore, the Board of Directors may authorize from time to time the issuance of stock for services, when it is considered in the best interest of the company to preserve cash.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

On or about June 2, 2000, we were served with a lawsuit filed by Safe Water Anywhere, Inc. This lawsuit was filed in State Superior Court in Orange County, California. Our Company and Mr. Carl Palmer were named as defendants. The lawsuit alleges trade disparagement, interference with prospective business advantage, and unfair business practices and seeks unspecified damages and injunctive relief. This lawsuit was dismissed, without prejudice, in October, 2000.

Otherwise, no legal proceedings of a material nature to which we are a party are pending, and we know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in his capacity as such.

ITEM 3 — DEFAULTS ON SENIOR SECURITIES

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

b. No reports on Form 8-K

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: October 6, 2000

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

/s/ Carl Palmer _____________________________________________________ Carl Palmer, President and Chief Executive Officer (Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
27	Financial Data Schedule