Form 10QSB
period 2000-11-30
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2001-01-16
CIK 1056757

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended November 30, 2000
                         Commission file number 0-29373

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

                           ---------------------------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,961,480 shares of Common Stock, $.001 par value per share, outstanding as of October 18, 2000.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

   FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED  November 30, 2000


                               TABLE OF CONTENTS


Part I - Financial Information

     Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - November 30, 2000 and 1999.

          Condensed Consolidated Statements of Operations for the Nine Months ended November 30, 2000 and 1999

          Condensed Consolidated Statements of Cash Flows for the Nine Months ended November 30, 2000 and 1999

          Notes to Condensed Consolidated Financial Statements - November 30,
           2000

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


              For the Nine Months Ended November 30, 2000 and 1999

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

               INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



Financial Statements

   Consolidated Balance Sheet (Unaudited)                          F-2 to F-3

   Consolidated Statements of Operations (Unaudited)               F-4

   Consolidated Statements of Cash Flows (Unaudited)               F-5 to F-6

   Notes to Consolidated Interim Financial Statements              F-7 to F-11

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                November 30, 2000

--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
       Cash                                                             $ 22,538
       Trade receivables, net                                             17,426
       Inventories, net                                                  398,776
       Other current assets                                                9,300
                                                                        --------
            Total current assets                                         448,040
                                                                        --------
PROPERTY AND EQUIPMENT, NET                                              168,586

INTANGIBLE ASSETS, NET                                                    16,183

OTHER ASSETS                                                               2,500
                                                                        --------
            Total non-current assets                                     187,269
                                                                        --------
TOTAL ASSETS                                                            $635,309
                                                                        ========


      See accompanying notes to consolidated interim financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                November 30, 2000

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
       Accounts payable                                                $   108,113
       Accrued expenses                                                    248,382
       Customer deposits                                                     3,811
       Stockholders advances                                                62,038
                                                                       -----------
            Total current liabilities                                      422,344
                                                                       -----------
STOCKHOLDER'S EQUITY
       Preferred stock, $.01 par value - 1,000,000 shares
          authorized, 991,983 unissued
            Series "A", non-voting, cumulative, convertible
              preferred stock, 17 shares authorized, issued
              and outstanding                                                    0
            Series "AAA", preferred stock, 8,000 shares
              authorized, issued and outstanding                                80
       Common stock $.001 par value 50,000,000 shares
          authorized; 8,886,480 shares issued and outstanding                8,886
       Additional paid-in capital                                        3,088,501
       Accumulated deficit                                              (2,777,737)
       Unearned compensation                                              (106,765)
                                                                       -----------
            Total stockholder's equity                                     212,965
                                                                       -----------
TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                                            $   635,309
                                                                       ===========



      See accompanying notes to consolidated interim financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

--------------------------------------------------------------------------------

                                        For the three months           For the nine months
                                          ended November 30,            ended November 30,
                                         2000           1999           2000            1999
                                      ---------      ---------      ---------      -----------
SALES                                 $  97,105      $ 409,298      $ 704,439      $ 1,376,383

COST OF SALES                            64,029        255,308        362,225          620,468
                                      ---------      ---------      ---------      -----------
            Gross profit                 33,076        153,990        342,214          755,915
                                      ---------      ---------      ---------      -----------
OPERATING EXPENSES
       Selling                           53,183         67,324        178,685          193,098
       General and Administrative       165,234        184,223        605,183          572,305
                                      ---------      ---------      ---------      -----------
            Total expenses              218,417        251,547        783,868          765,403
                                      ---------      ---------      ---------      -----------

PROFIT (LOSS) FROM OPERATIONS          (185,341)       (97,557)      (441,654)          (9,488)

OTHER INCOME (EXPENSES)
       Miscellaneous                      1,233         (1,562)        (6,948)          (1,562)
                                      ---------      ---------      ---------      -----------
PROFIT (LOSS) BEFORE PROVISION
       FOR INCOME TAXES                (184,108)       (99,119)      (448,602)         (11,050)

PROVISION FOR INCOME TAXES                    0              0              0                0
                                      ---------      ---------      ---------      -----------
            Net income (loss)         $(184,108)     $ (99,119)     $(448,602)     $   (11,050)
                                      =========      =========      =========      ===========

BASIC AND DILUTED (LOSS)
       PER SHARE                          (0.02)         (0.03)         (0.05)           (0.02)
                                      =========      =========      =========      ===========

      See accompanying notes to consolidated interim financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------


                                                                         For the nine months
                                                                          ended November 30,
                                                                          2000           1999
                                                                       ---------      ---------
OPERATING ACTIVITIES
       Net profit (loss)                                               $(448,602)     $ (11,050)
       Adjustments to reconcile net profit (loss) to net
       cash used in operating activities:
            Depreciation and amortization                                 60,457         70,989
            Provision for doubtful accounts                                7,465          6,349
            Stock issued for services                                     38,435              0
            Fair market value of stock options issued for services        50,055              0
            Contributed executive services                                54,000         54,000
            Loss on disposal of equipment                                  6,247          1,256
       Increase (decrease) resulting from changes in:
            Trade receivables                                             12,727         61,527
            Inventory                                                    (42,337)      (110,973)
            Other current assets                                           4,470         (2,708)
            Receivable from stockholders                                       0         (2,021)
            Intangible and other assets                                   (3,780)       (14,201)
            Accounts payable                                              (2,288)       (14,647)
            Accrued expenses                                              61,220        (19,946)
            Customer deposits                                             (3,392)            46
                                                                       ---------      ---------
       Net cash used by operating activities                            (205,323)        18,621
                                                                       ---------      ---------
INVESTING ACTIVITIES
       Purchase of property and equipment                                (52,934)       (23,990)
                                                                       ---------      ---------
       Net cash used by investing activities                             (52,934)       (23,990)
                                                                       ---------      ---------

      See accompanying notes to consolidated interim financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------

                                                                     For the nine months
                                                                      ended November 30,
                                                                     2000          1999
                                                                  ---------      ---------
FINANCING ACTIVITIES
       Sale of common stock                                       $ 200,000      $       0
       Proceeds from stockholder's advances                         105,200              0
       Repayment of stockholder's advances                          (60,200)             0
                                                                  ---------      ---------
       Net cash provided by financing activities                    245,000              0
                                                                  ---------      ---------
       NET DECREASE  IN CASH                                        (13,253)        (5,369)

Cash at beginning of period                                          35,791         52,431
                                                                  ---------      ---------
Cash at end of period                                             $  22,538      $  47,062
                                                                  =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION
       Cash paid during the period for:
            Interest                                              $   4,925      $   2,682
                                                                  =========      =========
            Income taxes                                          $   1,600              0
                                                                  =========      =========

NON-CASH INVESTING AND FINANCING ACTIVITIES
       Stock issued for services and settlement of litigation     $ 254,400      $ 223,025
                                                                  =========      =========
       Contributed executive services                             $  40,392      $  54,000
                                                                  =========      =========
       Settlement of stockholder receivable for services          $  13,608      $       0
                                                                  =========      =========
       Stock options issued for services                          $  50,055      $       0
                                                                  =========      =========
       Stock issued for settlement of debt                        $       0      $  31,530
                                                                  =========      =========

      See accompanying notes to consolidated interim financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                November 30, 2000


NOTE A: ORGANIZATION AND DESCRIPTION OF BUSINESS

         Organization

         Seychelle Environment Technologies, Inc. ("SET"), was incorporated under the laws of the State of Nevada on January 23, 1998 as a change of domicile to Royal Net, Inc., a Utah corporation that was originally incorporated on January 24, 1986. Royal Net, Inc. changed its state of domicile to Nevada and its name to Seychelle Environmental Technologies, Inc. effective in January 1998.

         Description of Business

         SET develops, manufactures and sells water filtration products through retailers and multilevel marketing programs. The Company sells its products throughout the United States and abroad, including Europe and Asia.

NOTE B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Interim Financial Information

         The accompanying interim consolidated balance sheet as of November 30, 2000 and the consolidated statements of operations and cash flows for the nine months ended November 30, 2000 and 1999, together with the related notes are unaudited and in the opinion of management, include all normal recurring adjustments that the Company considers necessary. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. Inventories and cost of goods sold have been estimated based on the purchases and sales from the most recent physical inventory. Results for the nine months ended November 30, 2000 and 1999 are not necessarily indicative of results for an entire year. A more complete description of accounting policies and disclosures is included in the Company's annual report on Form 10 KSB.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                November 30, 2000

--------------------------------------------------------------------------------

NOTE B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                November 30, 2000

--------------------------------------------------------------------------------


NOTE B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

         Reclassifications

         Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

NOTE C: STOCK COMPENSATION PLAN

         On July 1, 2000, the Company adopted a stock compensation plan to be administered by the Board of Directors, or a Compensation Committee to be appointed by the Board. Consultants, advisors, and employees of the Company are eligible to participate in the Plan. The Plan provides for the issuance of 300,000 shares of common stock to be issued as stock grants, or under stock option agreements. During October 2000, the Company settled approximately $109,200 of its accrued expenses through the issuance of 109,139 shares of common stock.

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

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                November 30, 2000

--------------------------------------------------------------------------------


NOTE C: STOCK COMPENSATION PLAN, continued

         Stock options expire on the earlier of (a) ten years from the date of grant, (b) six months from the date an employee ceases employment due to permanent disability, (c) the date of termination for an employee for reasons other than retirement, disability of death (however, may be extended by the Board for up to three years), or (d) three months from the date an employee retires with permission from the Board. The date at which the options may be exercised will be determined by the Board at the time of grant. There were no options outstanding under this Plan at November 30, 2000.

NOTE D: CAPITAL STRUCTURE AND MAJOR CONTRACTS

         Sale of Common Stock

         In March 2000, the Company sold 235,295 shares of common stock to an investor for $200,000. The Company also issued this investor a stock option to purchase an additional 235,295 shares at the then estimated fair market value of $0.85 per share, expiring in September 2000. During the second quarter, the expiration date of the options had been extended.

         Contributed Executive Services

         Contributed executive services of $54,000 was recorded for the nine month periods ended November 30, 2000 and 1999 and represent an estimate of the fair value of services donated by the President of the Company.

         Celebrity Endorsement Contract

         In March 2000, the Company entered into a celebrity consulting and endorsement contract, which calls for the issuance of 110,000 shares of common stock for services to be performed during the term of the contract, which ends December 31, 2002. The shares were issued and recorded to contributed capital at fair market value of $145,200 and the related expense is amortized over the life of the contract, with a contra equity account of $106,765 representing unearned compensation at November 30, 2000. Additionally, commission payments are to be made for 2.5% of gross revenue derived by the Company from sales of the Company's products in which the consultant directly participates. No such sales occurred during the nine months ended November 30, 2000.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                November 30, 2000

--------------------------------------------------------------------------------

NOTE D:  CAPITAL STRUCTURE AND MAJOR CONTRACTS, continued

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

         The options expire after three years, and vest one third per year based on performance benchmarks to be achieved according to the contract. The first third vested on the effective date of the agreement as an enticement to enter into the agreement. The fair market value of the options earned during the nine months ended November 30, 2000 was estimated at $50,056 and recorded to expense with an offset to additional paid in capital.

NOTE E: RELATED PARTY TRANSACTIONS

         During the nine months ended November 30, 2000, the Company received advances of $20,000, $60,200 and $25,000 from stockholders. During September 2000, the Company repaid $60,200 of such advances.

NOTE G: SUBSEQUENT EVENT

         Subsequent to the end of the fiscal quarter, the Company finalized an OEM arrangement with Nikken Global, Inc. The Company received an advance of $250,000 towards quoted orders of $390,000.

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

Results of Operations

Our revenues for the third quarter ended November 30, 2000 were $97,105, which were significantly lower than the revenues of $409,298 in the third quarter ended November 30, 1999. Our revenues for the nine months ended November 30, 2000 were $704,439, which were also significantly lower than the revenues of $1,376,383 in the nine months ended November 30, 1999. The primary reason for the decline in revenues from the previous fiscal year can be attributed to a decline in sales. As previously reported, we lost a significant customer and had not yet been able to replace the loss in revenues with new sales as of the end of the fiscal quarter. We had planned to replace these filter product sales with our own direct sales to this market using an improved technology with higher gross margins to us. However, the replacement revenues have not grown as fast as we had expected. We still expect to replace this loss of revenue and to increase our revenue during the next fiscal year. We were unprofitable for the third fiscal quarter and nine months ended November 30, 2000, as well as for the third quarter and the nine months ended November 30, 1999. Subsequent to the end of the fiscal quarter, we finalized an OEM arrangement with a new company, Nikken Global, Inc., one of the leading network marketing companies in the world. We have received an advance of $250,000 toward quoted orders of $390,000. In addition, we are negotiating a full product line placement with NIKKEN Global, Inc.

We continue to expand our presence in the domestic as well as international markets with military, disaster relief, and missionary distribution. We have made a number of preliminary efforts, other than Nikken Global, Inc., which we believe will ultimately be successful. Our original plan had been to market our products to retailers who in turn will sell these products to the public. For the next fiscal year we intend to continue to focus on this plan.

Costs of sales include all costs incurred in the manufacturing process. The major components of direct costs are direct labor and associated benefits, materials and freight. The major components of indirect job costs are indirect labor costs and associated benefits and depreciation of production equipment.

Gross profit from operations for the three months ended November 30, 2000 was $33,076 or a 34.06% of revenue. This is a decrease in gross profit compared to $153,990, or 37.62% of revenue for the three months ended November 30, 1999. Gross profit from operations for the nine months ended November 30, 2000 was $342,214 or 48.58% of revenues, compared to a gross profit of $755,915 or 54.92% of revenues for the nine months ended November 30, 1999. The lack of sales revenue has been the basis of the economic picture for this last fiscal quarter.

Our general and administrative expenses were $165,234 for the three months ended November 30, 2000, compared to $184,223 for the three months ended November 30, 1999. Our general and administrative expenses were $605,183 for the nine months ended November 30, 2000, compared to $572,305 for the nine months ended November 30, 1999. We were able to reduce certain controllable expenses and will continue to look for opportunities to do so in the future. We believe that our expenses, and particularly our general and administrative expenses, are now in line for us to potentially generate an operational profit in the future at such time as we are able to sufficiently increase our revenues.

The major components of general and administrative expenses are office salaries and associated payroll costs, general and health insurance costs, rent, telephone, accounting and legal expenses.

Our net income for the three months ended November 30, 2000 was a negative $184,108. This is a decrease in net income compared to a negative $99,119 for the three months ended November 30, 1999. Our net income for the nine months ended November 30, 2000 was a negative $448,602, compared to a negative net income of $11,050 for the nine months ended November 30, 1999.

We are not in a position to make a prediction at this point as to when we may finally achieve profitability but hope to do so in the next fiscal year.

Liquidity and Capital Resources

Our operating activities used $205,323 for the nine months ended November 30, 2000 compared to generating $18,621 for the nine months ended November 30, 1999.

Our investing activities used $52,934 for the nine months ended November 30, 2000 , compared to using $23,990 for the nine months ended November 30, 1999. All investing activities during this period were directed toward the purchase of property and equipment.

We had net decreases in cash flows of $13,253 from financing activities for the nine months ended November 30, 2000, compared to net decreases of 5,369 for the nine months ended November 30, 1999. For the Nine months ended November 30, 2000, we received $105,200 in stockholder advances, of which $60,200 was repaid during this period, and we sold $200,000 of common stock in a private placement.

Our net cash and cash equivalents at November 30, 2000 were $ 22,538, compared to $47,062 at November 30, 1999. During the nine months ended November 30, 2000, cash at the end of this quarter relates to funds recently received in the sale of common stock and stockholder advances mentioned above, while the cash available at the nine months ended November 30, 1999 related to the funds generated from operations.

We also showed non-cash investing and financing activities of $358,455 for the nine months ended November 30, 2000, compared to non-cash investing and financing activities of $308,555 for the nine months ended November 30, 1999.

Inventories decreased by $42,337 at November 30, 2000, compared to a decrease of $110,973 at November 30, 1999. This resulted from our overall decrease of sales revenues.

Accrued expenses increased by $61,220 at November 30, 2000, compared to a decrease of $19,946 at November 30, 1999. This change was a result of settlement of expenses with the payment of stock.

Accounts payable decreased by $2,288 in the three months ended November 30, 2000, compared to an decrease in the prior fiscal year of $14,201 for the three months ended November 30, 1999.

Based upon our recent sale after the end of the fiscal quarter, we hope that our financial situation will improve in the next fiscal quarter. We expect to see revenues increase. Our main goal at this point is continues to be increasing our revenues. If we are successful in doing so, we expect to see our financial situation become healthier in the next fiscal quarter. We still believe that we remain undercapitalized for the activities which we plan to undertake in the next twelve months. Nevertheless, we believe that a combination of profitable operations, prudent management, and new products will permit us to show positive earnings and increasing revenues for the next twelve months.

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

Dated: January 15, 2001.


                                     SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                                     /s/ Carl Palmer
                                     ---------------------------
                                     Carl Palmer, President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)