Form 10KSB
period 2001-02-28
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2001-06-14
CIK 1056757

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended: February 28, 2001
                           Commission File No. 0-29373

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year $830,323. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 28, 2001 was approximately $3,631,037. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, February 28, 2001, was 8,996,480.

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

         LACK OF HISTORY. Our Company was formed on January 23, 1998 and acquired the operations of a company which had only been in existence since 1995. Since beginning operations, we have operated at a loss. Nevertheless, we have not engaged in any substantial business activity over a sustained period of time, and thus cannot be said to have a successful operating history. Our product lines have not generated enough revenue to support our Company. Therefore, we have limited financial results upon which you may judge our potential. We expect to continue to incur losses in the near future. We may not ever become profitable. We have experienced in the past and may experience in the future under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business, many of which are beyond our control. These include:

     - substantial delays and expenses related to testing and development of our new products,

     - production and marketing problems encountered in connection with our new and existing products and technologies,

     -   competition from larger and more established companies, and

     -   lack of market acceptance of our new products and technologies.

         LACK OF PROFITABILITY. Sales of our products may never generate sufficient revenues to fund our continuing operations. We may never generate positive cash flow or attain profitability. To date, we have incurred significant losses. As of February 28, 2001, our accumulated deficit was $3,207,880. For the fiscal year ended February 28, 2001, we incurred a net loss of $878,742 and for the previous fiscal year a net loss of $188,465. These losses have resulted primarily from:

     -   lack of sufficient sales to achieve profitability,

     -   significant costs associated with the development of our products,

     -   marketing of those products,

     - significant legal and professional fees associated with litigation and becoming a SEC reporting entity.

         INHERENTLY RISKY-COMPETITION. Because we are a company with a limited history, our operations will be extremely competitive and subject to numerous risks. The water filtration business is highly competitive with many companies having access to the same market. Substantially all of them have greater financial resources and longer operating histories than we have and can be expected to compete within the business in which we engage and intend to engage. There can be no assurance that we will have the necessary resources to be competitive. We are subject to the risks which are common to start-up companies. Therefore, investors should consider an investment in us to be an extremely risky venture.

         NEED FOR ADDITIONAL FINANCING. For the foreseeable future, we expect to rely principally upon our cash flow, although we have raised limited private placement funds on occasion. We cannot guarantee the success of this plan. We believe that from time to time, we may have to obtain additional financing in order to conduct our business in a manner consistent with our proposed operations. There can be no guaranty that additional funds will be available when, and if, needed. If we are unable to obtain such financing, or if the terms thereof are too costly, we may be forced to curtail proposed expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders' investment. At the present time, we have no definitive plans for additional financing.

         POTENTIAL INABILITY TO CONDUCT SUCCESSFUL OPERATIONS. The results of our operations will depend, among other things, upon our ability to develop and to market our water filtration products. Further, it is possible that our proposed operations will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain ourselves. Our operations may be affected by many factors, some known by us, some unknown, and some which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our shareholders to be impaired or lost. Our technologies and products are in various stages of development. The development stage products may not be completed in time to allow production or marketing due to the inherent risks of new product and technology development, limitations on financing, competition, obsolescence, loss of key personnel and other factors. Although we may license or market our development technology at its current stage of development, there can be no assurance that we will be able to do so. Unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or in a determination that further development is not feasible.

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

         DEPENDENCE UPON PRINCIPAL CUSTOMER. Currently, the majority of our operations are based upon our relationship with Nikken Global, Inc. and Kenko World, two affiliated entities which are private multi-level marketing companies. We will collectively call them Nikken in this document. There can be no assurance that our relationship with Nikken will continue at the present level or at any level which could be profitable for us. In the event that our relationship with Nikken, International, Inc. is dissolved, there can be no guarantee that we can replace the loss in sales on any terms favorable to us.

         DEPENDENCE UPON TECHNOLOGY. We are operating in a business which requires extensive and continuing research efforts. There can be no assurance that new products will not render our products obsolete or non-competitive at some time in the future.

         PROTECTION OF TECHNOLOGY. A successful challenge to our ownership of our technology could materially damage our business prospects. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have three U.S. patents issued and a license on one patent. Any issued patent may be challenged and invalidated. Patents may not issue from any of our future applications. Any claims allowed from existing or future pending patents may not be of sufficient scope or strength to provide significant protection for our products. Patents may not be issued in all countries where our products can be sold so as to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our patents or the patents which we license.

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

         COMPETITION. Technological competition from larger and more established companies is significant and expected to increase. Most of the companies with which we compete and expect to compete have far greater capital resources and more significant research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sale and marketing of their products than we can. In addition, one or more of our competitors may succeed or may already have succeeded in developing technologies and products that are more effective than any of those we currently offer or are developing. In addition, there can be no guarantee that we will be able to protect our technology from being copied or infringed upon. Therefore, there are no assurances that we will ever be able to obtain and to maintain a profitable position in the marketplace

         SUCCESS DEPENDENT UPON MANAGEMENT. Our success is dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business. The loss of any or all of these individuals could have a materially adverse impact on our operations. We have no employment agreement with any individuals and have not obtained key man life insurance on the lives of any of these individuals.

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

         In March 2001, we entered into a celebrity consulting and endorsement agreement with Mr. Pat Boone. This agreement calls for the issuance of 110,000 shares of common stock for services to be performed during the term of the agreement, which expires on December 31, 2002. Additionally, we will make commission payments of 2.5% of the gross revenue derived by us from sales of our products in which Mr. Boone directly participates.

         In March 2000, we sold 235,295 shares of our common stock to an unaffiliated third party investor in a private placement for $200,000 in cash. We also granted a stock option to this investor to purchase an additional 235,295 restricted shares at $0.85 per share. This stock option expired in September, 2000. We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, for our exemption from registration on these transactions.

         In April 2000, we entered into a consulting agreement with an unaffiliated third party who will provide marketing and consulting services to us. We granted this unaffiliated third party a stock option to purchase 250,000 restricted shares of our common stock at $1.125 per share. The option expires after three years, and vests one-third per year based upon performance criteria in the consulting agreement. The first one-third vested upon the execution of the agreement.

Organization

         Our Company is presently comprised of one corporation with one subsidiary, Seychelle Water Technologies, Inc., a Nevada corporation. We have a trade name, "Seychelle Water Filtration Products, Inc.," which we use in our commercial operations.

         (b) Operations

         General

         We are implementing a business plan to manufacture and market a range of water filtration products. We are dedicated to improving the quality of life by providing highly effective, economical, convenient, durable, reliable filtration systems for assured quality drinking water. We design, manufacture and supply water filtration systems to the general public. These systems will range from portable water bottles that can be filled from nearly any available source, to units which provide entire water facilities at the point of entry for a facility. We also have the capability of tailoring systems to meet the needs of areas where specific water problems or severe water contamination exist, on a local or worldwide basis.

         GENERAL BUSINESS PLAN

         The Environmental Protection Agency (EPA) has established Maximum Contamination Levels in their National Primary Drinking Water Standards. There are forty-six (46) disclosed key contaminants out of a total of seventy-nine
(79) listed by the EPA which are addressed by our products. These forty-six (46) disclosed key contaminants may be grouped into Volatile Organic Compounds, Inorganics, Microbiological Organisms, Trihalomethanes, and Radiologicals.

         Our patented products reduce up to 99.8% of the forty-six (46) disclosed key contaminants listed by the EPA in these five basic areas. We combine selective micron physical filtration, adsorption, and reduction using sorbent medias and other materials. All products are engineered by first analyzing the forty-six (46) disclosed key contaminants and the contaminants' direct effect upon health from ingestion. These forty-six (46) disclosed key contaminants are considered in the design effort in order to reach maximum reduction percentages of these pollutants. Health claims are represented by the reduction in volume percentages as determined by various independent labs. Testing is continually performed, most recently achieving verification from Los Angeles County Laboratories - up to 95% reduction of analyte Chromium 6.

         We develop and manufacture products in the area of water filtration. We have historically focused our manufacturing on Portable Water Filtration Systems.

         Our primary marketing focus, as of February, 2001, is our strategic alliance with Nikken. We plan to give to Nikken, subject to certain restrictions, the exclusive rights to distribute our products and technology for a period of ten years, commencing from March 1, 2001. This relationship would be renewable for three successive one-year periods thereafter, or until either party gives three months notice prior to the end of the current term. The arrangement is worldwide and royalty free.

         We plan to continue to design, develop and manufacture water filtration products primarily for the demand of the Nikken worldwide distribution network. We plan to work with Nikken to implement a product line to include various portable systems, home and office models, all containing our patented technologies.

         As of February, 2001, we have one product which we are currently marketing through the strategic alliance which we have with Nikken: The 24oz. PiMag Portable Water Filtration Bottle. The device fills from the top and has an easy grip design that also fits into bike holders or a car caddy.

         This product, the Pi-Mag Portable Water Filtration Bottle, is a filtration system built to go anywhere for use at any time. It is designed to be a practical, effective, and a superior substitute for bottled water and to provide additional protection against waterborne contaminants while traveling, especially in foreign lands.

         Although we have developed the Ionic Filtration technology and have sold products to international relief agencies and military units for several years, our relationship with Nikken will require additional development of portable products specifically for Nikken's efforts in supporting non-profit organizations worldwide. However, we will also continue to sell our products and technologies to non-profit organizations, such as the Red Cross and the U.S. Armed Forces, which do not sell to distributors or resell to customers.

         We also have several products which we are not currently marketing but which we may look at marketing in the future, either through Nikken or other venues. In any event, our goal is to capture a significant share of the water filtration market using these and other products which we have developed and plan to develop. We plan to market our current products and to develop additional products in the water filtration area primarily through Nikken. As a result of expanded marketing, sales and manufacturing demands, we plan to continue to produce high technology portable water filtration products. We are also continuing to develop niche market products for the specific needs of our customers.

         (d) Raw Materials

         The use of proprietary materials in the manufacturing of our line of products is a major factor. We project production volumes to coordinate with raw materials. However, at the present time, there is adequate availability of raw materials for all of our products. We do not expect this situation to change in the near future.

         (e) Customers and Competition

         There are a number of established companies in the water filtration business, with no one company dominating this business. However, Innova Pure Water, Inc., with whom we have a patent license agreement, and our company hold patents specifically covering the majority of all portable water filtration bottle design concepts. We believe that competition will be intense. We cannot guarantee that we will be able to successfully compete.

         Our primary customer is Nikken. Most of our revenues for the coming fiscal year will be based upon our strategic alliance with Nikken.

         (f) Backlog

         As of February 28, 2001, we had a backorder of 70,000 portable water filtration units.

         (g) Employees

         As of February 28, 2001, we had fourteen (14) employees, four (4) corporate and administrative employees and ten (10) operations and warehouse employees, who worked for us under a lease arrangement with an unaffiliated third party Professional Employer Organization. We hire additional employees, on a temporary or ongoing basis, as circumstances require.

         (h) Proprietary Information

         In January, 2001, we entered into a non-exclusive patent license agreement with Innova which allows us, for a period of one year, to manufacture, market, distribute and sell all portable water filtration bottles which are filled from the top. The license is renewable on an annual basis providing the minimum unit sales levels are achieved. These minimum unit level sales are 100,000 as a condition of renewal for the initial term and escalate in 100,000 unit increments, with 500,000 units as a condition for renewal for the fifth and all subsequent renewal periods. The license agreement is worldwide and requires a royalty for each unit sold.

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

         We own a patent, Patent # 6,004,460, for the Portable Water Filtration System that allows the user to fill the bottle from the bottom, thereby reducing any chance of contaminating the filter that is attached to the top of the bottle. The patent is described in the abstract as "[a] combination filter assembly and flexible portable bottle having a bottom opening with a sealing cap attached thereto, to filter out substantially all INORGANICS, ORGANICS, RADIOLOGICAL CHEMICALS and MICROBIOLOGY held in water in the bottle. The filter assembly may be attached to an adapter sealed to the top of the flexible bottle. Water in the bottle passes through the filter assembly and out a top nozzle or valve when the flexible bottle is squeezed. The flexible bottle is filled with water through the bottom opening." This is the technology which we use for our Bottom's UP product line.

         We own a patent, Patent #6,058,971, for Quick Connect Diverter Valve. As described in the Abstract, it is "A quick-connect diverter valve for use in connecting existing water faucets and water filtration units in and around a kitchen, or other areas where clean water is desired."

         In addition, we have the trademark registration for "Pres 2 Pure," S.N.75/040,704.

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

         (j) Research and Development

         We have spent approximately $1,000 and $38,000 in research and development activities for the fiscal years ended February 28, 2001 and February 29, 2000, respectively.

         (k) Environmental Compliance

         At the present time we, as a company, are not subject to any material costs for compliance with any environmental laws.

         (l) Subsequent Events

         In April 2001, we repurchased all of our issued and outstanding Series A 13.5% Non-Voting, Cumulative Preferred Stock, $.01 par value per share. This repurchase was combined with a comprehensive settlement agreement, for the benefit of all parties, with the beneficial owner of the Preferred Stock. We also retired all of these Series A 13.5% Non-Voting, Cumulative Preferred Stock, $.01 par value per share, along with the liability for associated dividends. The TAM Irrevocable Trust, one of our principal shareholders, loaned us $350,000.00 at 10% simple interest, repayable upon demand, to finance the transaction.

         During March, 2001, we sold discontinued inventory products to an affiliate of TAM Irrevocable Trust for $12,000.

ITEM 2. Description of Properties.

         As of February 28, 2001, our business office was located at 32921 Calle Perfecto, San Juan Capistrano, CA 92675. Our telephone number at this address is 949-234-1999. We pay a total of $8,020 in rent per month for approximately 13,000 square feet of office space through March 31, 2002, escalating to $8,750 per month through January 14, 2003. We have a three-year lease with an unaffiliated third party. We own outright our manufacturing equipment, office equipment and inventory.

         We own three patents, a trademark, a trade-name, trade secrets and a non-exclusive patent license agreement with Innova, see Proprietary Information above, and other proprietary information related to our business operations.

ITEM 3. Legal Proceedings.

         On May 1, 2001, Safewater Anywhere, LLC. filed a lawsuit against "Seychelle Water Technologies, Inc., aka Seychelle Environmental Technologies, Inc., Carl Palmer, and Does 1-20 inclusive" in the Orange County Superior Court, State of California. The Complaint alleges breach of fiduciary duty, constructive fraud, promissory fraud, rescission, constructive trust, unfair trade practices, and conversion. We believe that the claims are completely without merit and intend to aggressively defend the case. We have not yet responded in this matter.

         Otherwise, no legal proceedings of a material nature to which we are a party are pending, and we know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in his or her capacity as such.

ITEM 4. Submission of Matters to a Vote of Security Holders.

         We did not submit any matter to a vote of security holders through solicitation of proxies during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters.

         (a) Principal Market or Markets

         Our Common Stock began trading in 1987. Since the consummation of the Exchange Agreement between our Company and SWT, market makers and other dealers have provided bid and ask quotations of our Common Stock under the symbol "SYEV." Trading was conducted in the over-the-counter market on the NASD's "Electronic Bulletin Board" until April 20, 2000. We traded on the "Pink Sheets" until December, 2000, when we were re-listed on the NASD's "Electronic Bulletin Board," where we currently trade. The table below represents the range of high and low bid quotations of our Common Stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions.

Fiscal Year 2001                    High              Low
----------------                    -----            -----
First Quarter                       $1.43            $ .75
Common Shares

Second Quarter                      $1.10            $ .87
Common Shares

Third Quarter                       $1.47            $ .62
Common Shares

Fourth Quarter                      $1.62            $ .34
Common Shares


Fiscal Year 2000                    High              Low
----------------                    -----            -----
First Quarter                       $2.25            $0.50
Common Shares

Second Quarter                      $1.65            $1.20
Common Shares

Third Quarter                       $1.25            $0.70
Common Shares

Fourth Quarter                      $2.00            $0.56
Common Shares


         (b) Approximate Number of Holders of Common Stock

         As of February 28, 2001, a total of 8,996,480 of our shares of Common Stock were outstanding and approximately 273 holders of record owned these shares. However, we believe that we have a significantly greater number of shareholders because a substantial number of our shares are held in nominee name.

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

Results of Operations

         For the fiscal year ended February 28, 2001, we saw a decline in our sales revenues from the prior year. Consequently, we are still unprofitable for the fiscal year ended February 28, 2001. No material portion of the financial information in this presentation reflects the impact of our strategic alliance with Nikken. In February, 2001, we began this arrangement with Nikken, which is ongoing. Our arrangement with Nikken requires a thirty percent deposit with the purchase order and the balance due within fifteen days from delivery. Our first fiscal quarter receivables with Nikken are also current and all negotiated terms have been met. We believe that we may be profitable for the first fiscal quarter of 2002 as a result of our receipt of approximately $1,600,000 in purchase orders from Nikken through May 31, 2001. Our anticipated first quarter sales are in the range of approximately $1,200,000.

         Our plan for the coming fiscal year will be to market our products principally through Nikken. We also plan to market our products to certain, targeted retailers in arrangements which do not interfere with our strategic alliance with Nikken, such as sales to non-profit organizations which do not resell to distributors or sell to consumers, such as the Red Cross or the U.S. Armed Forces.

         Our revenues decreased for the fiscal year ended February 28, 2001 compared to the fiscal year ended February 29, 2000. They were $830,323 and $1,637,821, respectively.

         Costs of sales include all costs incurred in the manufacturing process. The major components of direct costs are direct labor and associated benefits, materials and freight. The major components of indirect job costs are indirect labor costs and associated benefits and depreciation of production equipment. Our costs of sales as a percentage of revenue increased for the fiscal years ended February 28, 2001 and February 29, 2000. They were 61.1% and 51.7%, respectively.

         Gross profit from operations was $322,693 or 38.9% for the year ended February 28, 2001, compared to $791,247, or 48.4% of revenue for the year ended February 29, 2000.

         Our general and administrative expenses were $834,962 for the year ended February 28, 2001 and $734,980 for the year ended February 29, 2000. The major components of general and administrative expenses are office salaries and associated payroll costs, general and health insurance costs, rent, telephone, accounting and legal expenses.

         We had a net loss of $878,742 for the year ended February 28, 2001 and $188,465 for the year ended February 29, 2000. Our basic and diluted loss per share for the year ended February 28, 2001 was $.11 and $.03 for the year ended February 29, 2000.

Liquidity and Capital Resources

         Our cash flows from operating activities used a net $155,408 during the year ended February 28, 2001, compared to providing $22,982 during the year ended February 29, 2000. The primary reasons came from continued operating losses offset by increase in customer deposits and lengthening of vendor payment terms.

         Our investing activities used $29,366 during the year ended February 28, 2001, compared to $46,160 for the year ended February 29, 2000. All investing activities were directed toward the purchase of and sale of equipment.

         Financing activities provided $260,000 for the year ended February 28, 2001 compared to February 29, 2000 of $6,538. The cash for these activities came principally from sales of common stock and stockholder advances.

         Our net cash increased to $111,017 at February 28, 2001 from $35,791 at February 29, 2000.

         Inventories decreased by $118,579 the year ended February 28, 2001, compared to a decrease of $92,570 for the year ended February 29, 2000.

ITEM 7. Financial Statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



Independent Auditor's Report                                        F-1 to F-2

Financial Statements

      Consolidated Balance Sheet                                    F-3 to F-4

      Consolidated Statements of Operations                         F-5

      Consolidated Statements of Changes in Stockholders' Deficit   F-6 to F-7

      Consolidated Statements of Cash Flows                         F-8 to F-9

      Notes to Consolidated Financial Statements                    F-10 to F-29

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Seychelle Environmental Technologies, Inc.
San Juan Capistrano, California

We have audited the accompanying consolidated balance sheet of Seychelle Environmental, Technologies, Inc. and subsidiary as of February 28, 2001, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the fiscal year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seychelle Environmental Technologies, Inc. and subsidiary at February 28, 2001 and the consolidated results of their operations and their cash flows for the fiscal year then ended in conformity with generally accepted accounting principles.


/s/ Rushall, Reital & Randall
RUSHALL, REITAL & RANDALL

Solana Beach, California
June 5, 2001

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Seychelle Environmental Technologies, Inc.
San Juan Capistrano, California

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended February 29, 2000 for Seychelle Environmental Technologies, Inc., The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended February 29, 2000 for Seychelle Environmental Technologies, Inc., in conformity with generally accepted accounting principles in the United States of America.





                                                /s/ RAIMONDO PETTIT GROUP
                                                RAIMONDO PETTIT GROUP
Torrance, California
June 6, 2000

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET
                                February 28, 2001

--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
   Cash                                         $    111,017
   Trade receivables, net of allowance for
       doubtful accounts $41,013                      15,667
   Inventories, net                                  349,461
   Prepaid expenses                                   12,084
                                                ------------

       Total current assets                          488,229
                                                ------------

PROPERTY AND EQUIPMENT, NET                          135,244

INTANGIBLE ASSETS, NET                                14,943

OTHER ASSETS                                          13,350
                                                ------------

       Total non-current assets                      163,537
                                                ------------

TOTAL ASSETS                                    $    651,766
                                                ============


          See accompanying notes to consolidated financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                               February 28, 2001

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
    Accounts payable                                                          $     88,460
    Accrued expenses                                                               411,123
    Customer deposits                                                              206,375
    Income taxes payable                                                             1,600
    Stockholder advances                                                           107,038
                                                                              ------------

        Total current liabilities                                                  814,596
                                                                              ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
    Preferred stock, $.01 par value -
        Series "A", non-voting, cumulative, convertible preferred stock,
          1,000,000 shares authorized; 17 shares
          issued and outstanding                                                         0
        Series "AAA", preferred stock, 8,000 shares
          authorized, issued and outstanding                                            80
    Common stock $.001 par value - 50,000,000 shares
      authorized; 8,921,480 shares issued and outstanding                            8,921
    Additional paid-in capital                                                   3,130,002
    Accumulated deficit                                                         (3,207,880)
    Unearned compensation                                                          (93,953)
                                                                              ------------

        Total stockholders' deficit                                               (162,830)
                                                                              ------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' DEFICIT                                                    $    651,766
                                                                              ============


          See accompanying notes to consolidated financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For Fiscal Years Ended February 28, 2001 and February 29, 2000

--------------------------------------------------------------------------------

                                                    2001            2000
                                                ------------    ------------
SALES                                           $    830,323    $  1,637,821

COST OF SALES                                        507,630         846,574
                                                ------------    ------------

        Gross profit                                 322,693         791,247
                                                ------------    ------------

OPERATING EXPENSES
    Selling                                          230,369         225,096
    General and administrative                       834,962         734,980
                                                ------------    ------------

        Total expenses                             1,065,331         960,076
                                                ------------    ------------

LOSS FROM OPERATIONS                                (742,638)       (168,829)

OTHER INCOME (EXPENSES)
    Interest expense                                  (1,895)         (1,534)
    Miscellaneous income (expense)                     9,699         (16,502)
    Write down due to discontinuance
        of product lines                            (142,308)              0
                                                ------------    ------------

        Total other income (expense)                (134,504)        (18,036)
                                                ------------    ------------

LOSS BEFORE PROVISION
    FOR INCOME TAXES                                (877,142)       (186,865)

PROVISION FOR INCOME TAXES                             1,600           1,600
                                                ------------    ------------

        Net loss                                $   (878,742)   $   (188,465)
                                                ============    ============

BASIC AND DILUTED (LOSS)
    PER SHARE                                   $      (0.11)   $      (0.03)
                                                ============    ============

WEIGHTED AVERAGE NUMBER OF
    SHARES: BASIC AND DILUTED                   $  8,772,289    $  9,770,607
                                                ============    ============



          See accompanying notes to consolidated financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT For Fiscal Years Ended February 28, 2001 and February 29, 2000

--------------------------------------------------------------------------------

                                                                                                           Additional
                                                 Preferred Stock                 Common Stock                Paid-in
                                              Shares          Amount         Shares          Amount          Capital
                                           ------------    ------------   ------------    ------------    ------------

Balance at February 28, 1999                      8,043    $         80     11,200,643    $     11,201    $  2,240,026

Stockholder advances                                  0               0              0               0               0

Conversion of Series "AA"
        preferred stock                             (26)              0      1,337,509           1,338          (1,338)

Issuance of common stock in
        connection with settlement
        of lawsuit                                    0               0        100,000             100          20,213

Issuance of common stock for
        compensation and services                     0               0        327,000             327         163,173

Issuance of common stock for
        commissions                                   0               0         75,000              75          37,425

Cancellation of common stock of
        former consultant                             0               0        (80,000)            (80)             80

Cancellation of common stock in
        connection with Berkich
        lawsuit                                       0               0     (4,440,666)         (4,441)          4,441

Issuance of common stock in
        consideration for settlement
        of note payable                               0               0         30,560              30          30,530

Contributed executive services                        0               0              0               0          60,000

Purchase of common stock of
        former employee                               0               0        (75,000)            (75)        (10,425)

Net loss for the fiscal year ended
           February 29, 2000                          0               0              0               0               0
                                           ------------    ------------   ------------    ------------    ------------

Balance, February 29, 2000                        8,017              80      8,475,046           8,475       2,544,125

                                                                          Stock Subscription
                                                                            Receivable and        Total
                                            Accumulated      Unearned         Stockholder      Stockholders'
                                              Deficit      Compensation       Receivable          Equity
                                           ------------    ------------   ------------------   -------------
Balance at February 28, 1999               $ (2,140,673)   $          0      $    (23,588)     $     87,046

Stockholder advances                                  0               0            (2,021)           (2,021)

Conversion of Series "AA"
        preferred stock                               0               0                 0                 0

Issuance of common stock in
        connection with settlement
        of lawsuit                                    0               0                 0            20,313

Issuance of common stock for
        compensation and services                     0               0                 0           163,500

Issuance of common stock for
        commissions                                   0               0                 0            37,500

Cancellation of common stock of
        former consultant                             0               0                 0                 0

Cancellation of common stock in
        connection with Berkich
        lawsuit                                       0               0                 0                 0

Issuance of common stock in
        consideration for settlement
        of note payable                               0               0                 0            30,560

Contributed executive services                        0               0            12,000            72,000

Purchase of common stock of
        former employee                               0               0                 0           (10,500)

Net loss for the fiscal year ended
           February 29, 2000                   (188,465)              0                 0          (188,465)
                                           ------------    ------------      ------------      ------------

Balance, February 29, 2000                   (2,329,138)              0           (13,609)          209,933


          See accompanying notes to consolidated financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

         For Fiscal Years Ended February 28, 2001 and February 29, 2000

--------------------------------------------------------------------------------

                                                                                                    Additional
                                           Preferred Stock                  Common Stock              Paid-in
                                         Shares         Amount         Shares          Amount         Capital
                                      ------------   ------------   ------------    ------------    ------------

Issuance of common stock in
        connection with celebrity
        consulting contract                      0              0        110,000             110         145,090

Issuance of stock options
        for services                             0              0              0               0          59,375

Issuance of common stock for
        compensation and
        services                                 0              0        109,139             109         109,030

Issuance of common stock to
        employees                                0              0         35,000              35          14,183

Issuance of common stock to
        former consultant                        0              0         37,000              37             (37)

Cancellation of common stock
        of former consultant                     0              0        (80,000)            (80)             80

Sale of common stock                             0              0        235,295             235         199,765

Contributed executive services                   0              0              0               0          58,391

Net loss from fiscal year ended
           February 28, 2001                     0              0              0               0               0
                                      ------------   ------------   ------------    ------------    ------------

Balance, February 28, 2001                   8,017   $         80   $  8,921,480    $      8,921    $  3,130,002
                                      ============   ============   ============    ============    ============


                                                                     Stock Subscription
                                                                       Receivable and         Total
                                       Accumulated      Unearned         Stockholder      Stockholders'
                                         Deficit      Compensation        Receivable      Equity(Deficit)
                                      ------------    ------------   ------------------   ---------------

Issuance of common stock in
        connection with celebrity
        consulting contract                      0         (93,953)                  0           51,247

Issuance of stock options
        for services                             0               0                   0           59,375

Issuance of common stock for
        compensation and
        services                                 0               0                   0          109,139

Issuance of common stock to
        employees                                0               0                   0           14,218

Issuance of common stock to
        former consultant                        0               0                   0                0

Cancellation of common stock
        of former consultant                     0               0                   0                0

Sale of common stock                             0               0                   0          200,000

Contributed executive services                   0               0              13,609           72,000

Net loss from fiscal year ended
           February 28, 2001              (878,742)              0                   0         (878,742)
                                      ------------    ------------        ------------     ------------

Balance, February 28, 2001            $ (3,207,880)   $    (93,953)       $          0     $   (162,830)
                                      ============    ============        ============     ============



          See accompanying notes to consolidated financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         For Fiscal Years Ended February 28, 2001 and February 29, 2000

--------------------------------------------------------------------------------

                                                                       2001            2000
                                                                   ------------    ------------


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                        $   (878,742)   $   (188,465)
   Adjustments to reconcile net loss to net
   cash (used) provided by operating activities:
        Depreciation and amortization                                    72,481          69,584
        Provision for doubtful accounts                                  22,551          11,711
        Fair market value of stock options issued for services           59,375               0
        Fair market value of stock issued for services                  116,762               0
        Write down due to discontinuance
           of product lines                                             142,308               0
        Contributed executive services                                   72,000          72,000
        (Gain) loss on disposal of equipment                            (11,514)         16,503
   Changes in operating assets and liabilities:
        Trade receivables                                                  (600)         90,523
        Inventory                                                      (118,579)        (92,570)
        Other current assets                                             (2,784)          7,992
        Receivable from stockholders                                          0          (2,021)
        Intangible and other assets                                     (10,160)         (1,775)
        Accounts payable                                                  8,057           5,938
        Accrued expenses                                                174,265          33,093
        Customer deposits                                               199,172          (1,131)
        Income taxes payable                                                  0           1,600
                                                                   ------------    ------------

   Net cash (used) provided by operating activities                    (155,408)         22,982
                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of equipment                                       25,000               0
   Purchase of equipment                                                (54,366)        (46,160)
                                                                   ------------    ------------

   Net cash used by investing activities                                (29,366)        (46,160)
                                                                   ------------    ------------



          See accompanying notes to consolidated financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

         For Fiscal Years Ended February 28, 2001 and February 29, 2000

--------------------------------------------------------------------------------

                                                                  2001            2000
                                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                         $    200,000    $          0
   Proceeds from stockholder's advances                             80,000          21,088
   Repayments on stockholder's advances                            (20,000)         (4,050)
   Purchase of stock from former employees                               0         (10,500)
                                                              ------------    ------------

   Net cash provided by financing activities                       260,000           6,538
                                                              ------------    ------------

   NET INCREASE (DECREASE)  IN CASH                                 75,226         (16,640)

Cash, beginning of year                                             35,791          52,431
                                                              ------------    ------------

Cash, end of year                                             $    111,017    $     35,791
                                                              ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

   Cash paid during the period for:
        Interest                                              $        347    $          0
                                                              ============    ============

        Income taxes                                          $      1,600    $      3,973
                                                              ============    ============

NON-CASH INVESTING AND FINANCING ACTIVITIES

   Stock issued for services and settlement of litigation     $    109,140    $    221,313
                                                              ============    ============

   Contributed executive services                             $     58,391    $     60,000
                                                              ============    ============

   Settlement of stockholders' receivable for services        $     13,609    $     12,000
                                                              ============    ============

   Stock options issued for services                          $     59,375    $          0
                                                              ============    ============

   Settlement of accounts payable
        by stockholder advance                                $     30,000    $          0
                                                              ============    ============

   Stock issued from settlement of debt                       $          0    $     30,560
                                                              ============    ============



          See accompanying notes to consolidated financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001

--------------------------------------------------------------------------------

NOTE A:  ORGANIZATION AND DESCRIPTION OF BUSINESS

         Organization

         Seychelle Environmental Technologies, Inc. ("SET"), was incorporated under the laws of the State of Nevada on January 23, 1998 as a change in domicile to Royal Net, Inc., a Utah corporation that was originally incorporated on January 24, 1986. Royal Net, Inc. changed its state of domicile to Nevada and its name to Seychelle Environmental Technologies, Inc. effective in January 1998.

         Seychelle Water Technologies ("SWT") was formed as a corporation in February 1997 under the laws of the state of Nevada for the purpose of marketing the products of Aqua Vision International ("Aqua Vision"), a private California entity operating since 1996. Prior to January 1998, SWT operations were limited primarily to fundraising and marketing activities.

         On January 30, 1998, SET entered into a stock exchange agreement with SWT, whereby SWT shareholders emerged as the majority stockholder of SET. This reverse acquisition resulted in SWT becoming a wholly-owned subsidiary of SET. SWT had no material operations for the three years ended February 28, 2001.

         On January 31, 1998, SET purchased the assets of Aqua Vision for $9.5 million. Only $1.2 million was paid to the Aqua Vision owners and the transaction was not consummated. Effective February 28, 1999, the Company revised its Purchase Agreement and issued 8,000 shares of its Series "AAA" Preferred Stock (described in Note E) to Aqua Vision's owners. The Company sued Mr. Berkich, its controlling stockholder, and the controlling stockholder returned his shares to the Company during the year ended February 29, 2000 (See Note G). As a result, Aqua Vision's owners became the ultimate controlling stockholder of SET. Because the assets were acquired from existing shareholders, the $1.2 million payment was treated as a distribution and the Series "AAA" stock issuance was treated as a recapitalization.

         Description of Business

         The Company designs, manufactures and supplies water filtration systems to the general public. These systems range from portable water bottles that can be filled from nearly any available source, to units which provide entire water facilities at the point of entry for a facility. There are a number of established companies in the water filtration business, with no one company dominating the business.

         During February 2001, SET entered into a strategic alliance with Nikken Global, Inc. and Kenko World (collectively "Nikken"), whereby Nikken is expected to obtain exclusive rights to distribute the SET products and technology for a period

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001

--------------------------------------------------------------------------------

NOTE A:  ORGANIZATION AND DESCRIPTION OF BUSINESS, continued

         of 10 years commencing March 1, 2001 and expiring March 1, 2011. Nikken is one of the leading direct distribution organizations in the world. The agreement renews automatically for 3 additional successive 1-year periods, or until either of the parties gives 3 months written notice prior to the end of the current term. The agreement will be worldwide and royalty free.

         The agreement is expected to contain minimum unit or sales levels, and requires Nikken to deposit 30 percent of the total cost of each order. The balance of each order is due within fifteen days of delivery. During January 2001, the Company received $250,000 as deposit towards purchase orders of $390,000.

         SET reserved its rights to continue marketing and selling its products and technology to nonprofit organizations that do not resell to distributors or sell to consumers, for example the Red Cross, US Armed Forces and similar organizations.

         Prior to entering into this strategic alliance, the Company entered into a patent license agreement with Innova Pure Water, Inc. (Innova), whereby Innova granted the Company a limited non-exclusive license to manufacture, market, distribute and sell all portable water filtration bottles that are filled from the top for a period of one year (initial term). The Company and Innova, respectively, hold patents covering the majority of all portable water filtration bottle design concepts. The agreement is renewable on an annual basis providing the minimum unit sales levels are achieved. The minimum unit sales level of 100,000 is a condition of renewal for the initial term and escalates in 100,000 unit increments with 500,000 units as a condition for renewal for the fifth and all subsequent renewal periods. The license agreement is worldwide and requires a royalty ranging from $.25 to $.40 for each unit sold. During the fiscal year ended February 28, 2001, the Company paid Innova estimated royalties of $20,000 for this license agreement. Royalty expense for the fiscal year ended February 28, 2001 was approximately $7,000 based upon actual deliveries with the remaining balance of approximately $12,000 recorded as a prepaid expense.

         As a result of the Nikken agreement, the Company recorded non-recurring charges of approximately $142,000, consisting of an inventory write down of $126,000 and tooling costs of $16,000 to discontinue its former product lines no longer sold through the Company's new direct distribution agreement with Nikken.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001

--------------------------------------------------------------------------------

NOTE A:  ORGANIZATION AND DESCRIPTION OF BUSINESS, continued

         Prior to February 2001, SET developed, manufactured and sold its water filtration products through retailers and multilevel marketing programs. The Company sells its products throughout the United States and abroad including Europe and Asia. Geographic information for the fiscal years ended February 28, 2001 and February 29, 2000 is as follows:

                                                       2001         2000
                                                    ----------   ----------
         Water filtration products sold to
          external customers (1) (2) in:
               The United States                    $  828,017   $1,620,278
               Canada                                    1,639       16,222
               Japan                                       667          921
                                                    ----------   ----------
          Total                                     $  830,323   $1,637,821
                                                    ==========   ==========

         (1) Sales to external customers are attributed based on the country of residence of the customer.

         (2) Long lived assets outside the United States included $65,400 and $91,900 in tooling costs located in Asia at February 28, 2001 and February 29, 2000, respectively.

         Basis of Presentation

         The Company has experienced recurring net losses of $878,742 and $188,465 during the years ended February 28, 2001 and February 29, 2000, respectively. Additionally, the Company has experienced an approximate 50 percent decline in revenues from the previous fiscal year due to a shift in focus from supplying for private label distribution to directly to wholesale and retail markets. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         The Company believes that the strategic alliance with Nikken and the Company's continued review of controllable expenses will provide sufficient liquidity for it to continue as a going concern in its present form. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001

--------------------------------------------------------------------------------

NOTE A:  ORGANIZATION AND DESCRIPTION OF BUSINESS, continued

         During March 2001, the Company reduced its administrative staff and expects this reduction to reduce operating expenses by approximately $81,000 on an annualized basis.

NOTE B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of SET and its wholly-owned subsidiary, SWT, (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated.

         Revenue Recognition

         Revenues and cost of sales are recognized when products are shipped.

         Inventories

         Inventories are stated at the lower of cost or market using the average cost method and consist of the following at February 28, 2001:

         Raw materials                                             $    322,077
         Work in progress                                                61,759
         Finished goods                                                 143,421
                                                                   ------------
                                                                        527,257

         Less: Reserve for obsolete or slow moving inventory           (177,796)
                                                                   ------------

         Net inventories                                           $    349,461
                                                                   ============


         As previously noted (Note A), the Company in anticipation of the Nikken agreement recorded a $126,000 inventory write down, primarily raw materials, due to the discontinuance of previous product lines.

         Management reviews and estimates realization of inventory on a regular basis with respect to obsolete and slow moving inventory. Although management believes its evaluations are sound, it is at least reasonably possible that such estimates may change in the near term.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001

--------------------------------------------------------------------------------

NOTE B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

         Property and Equipment

         Property and equipment, including significant improvements thereto, are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from 3 to 5 years. Maintenance and repairs are charged to expense as incurred.

         Intangible Assets

         Intangible assets include patents, product rights and technology costs. All patent, product rights and technology costs are capitalized and amortized over ten years using the straight-line method. The Company assesses whether there has been a permanent impairment of the value of intangible assets by considering factors such as expected future product revenues, anticipated product demand and prospects and other economic factors. Intangible assets net of accumulated amortization amounted to $14,943 at February 28, 2001.

         Customer Deposits

         Customer deposits represent advance payments received for products, primarily from Nikken, and is recognized as revenue when products are shipped.

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

         Research and Development Expenses

         Research and development costs are expensed as incurred and amounted to approximately $1,000 and $38,000 for the fiscal years ended February 28, 2001 and February 29, 2000, respectively, and are included in cost of sales in the accompanying consolidated statements of operations.

         Advertising Expenses

         Advertising expenses are expensed as incurred. Total advertising expenses amounted to approximately $30,000 and $22,000 for the fiscal years ended February 28, 2001 and February 29, 2000, respectively, and are included in selling expenses in the accompanying consolidated statements of operations.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001

--------------------------------------------------------------------------------

NOTE B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

         Concentration of Credit Risk

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

         For the fiscal years ended February 28, 2001 and February 29, 2000, SET had several customers which individually accounted for at least 10% of total sales. The following table summarizes total sales and accounts receivable for the fiscal years then ended for these customers:

                                     2001                       2000
                           ------------------------   ------------------------
                              Sales       Accounts       Sales       Accounts
                           Percentage    Receivable   Percentage    Receivable
                           ----------    ----------   ----------    ----------

         Customer 1                18%   $        0            0%   $        0
         Customer 2                16%        7,310           15%            0
         Customer 3                11%            0            2%          603
         Customer 4                 0             0           13%       23,923

         As previously disclosed (Note A), during February 2001, SET began discussions aimed at entering into a strategic alliance agreement with Nikken. Revenues from the Company's sales to Nikken approximated $70,000 for the fiscal year ended February 28, 2001.

         During the fiscal year ended February 29, 2000, the Company lost its second largest customer in relation to total sales for the fiscal year then ended.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001

--------------------------------------------------------------------------------

NOTE B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

         For the fiscal years ended February 28, 2001 and February 29, 2000, SET had a vendor which individually supplied at least 10% of 2001 purchases. The following table summarizes total raw material purchases and accounts payable for the fiscal years then ended.

                                     2001                       2000
                           ------------------------   ------------------------
                            Purchase      Accounts     Purchase      Accounts
                           Percentage     Payable     Percentage      Payable
                           ----------    ----------   ----------    ----------

         Vendor 1                  34%   $   35,971           10%   $   15,369
         Vendor 2                  20             0            0             0
         Vendor 3                  13         3,620            0             0
         Vendor 4                   7             0           27         3,992

         Management believes that these raw materials can be purchased through other comparable suppliers.

         Income Taxes

         The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the consolidated financial statements and the tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001

--------------------------------------------------------------------------------

NOTE B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001

--------------------------------------------------------------------------------

NOTE B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

         Reclassifications

         Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

NOTE C:  PROPERTY AND EQUIPMENT

         The following is a summary of property and equipment at February 28, 2001:

         Tooling                           $  219,279
         Equipment                             14,434
         Vehicles                              31,433
         Furniture and fixtures                15,775
         Computer equipment                    15,726
                                           ----------

                                              296,647

         Less:  Accumulated depreciation     (161,403)
                                           ----------

                                           $  135,244
                                           ==========

         Total depreciation expense for the years ended February 28, 2001 and February 29, 2000 was approximately $71,000 and $70,000, respectively.

NOTE D:  ACCRUED EXPENSES

         Accrued expenses consist of the following at February 28, 2001:

         Accrual for returned products       $   64,359
         Accrued legal expenses                 213,246
         Accrued inventory purchases             35,388
         Accrued settlement                      12,750
         Accrued wages and benefits              43,512
         Accrued commissions                      9,871
         Accrued outside services                 4,218
         Other accrued expenses                  27,779
                                             ----------

                                             $  411,123
                                             ==========

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001

--------------------------------------------------------------------------------

NOTE D:  ACCRUED EXPENSES, continued

         The Company provides a liability for returned products generally for a period of twelve months. Such costs are included in cost of sales. Total costs for returned products for the fiscal years ended February 28, 2001 and February 29, 2000 was approximately $64,000 and $0, respectively. Management periodically reviews its estimate for potentially returnable products. Although management believes its recorded liability is adequate, it is at least reasonably possible that such estimate may change in the near term.

         The accrued legal expenses represent the attorney fees the Company incurred in connection with various litigation, of which approximately $211,000 will be paid in stock. In January, 2001, the Company approved approximately $47,500 in accrued legal expenses through the issuance of 250,000 shares of common stock, which were paid in May, 2001.

         The accrued settlement represents an estimate of the settlement of an employment-related claim, of which $12,750 will be paid in stock.

         During fiscal 2000, the Company replaced all of its employees with leased employees from a Professional Employer Organization (PEO). The accrued wages and benefits represent amounts due to the PEO for the outstanding amounts due at February 28, 2001.

NOTE E:  CAPITAL STRUCTURE

         Common Stock

         The holders of Common Stock have one vote per share on all matters (including election of Directors) without provisions for cumulative voting. The Common Stock is not redeemable and has no conversion or preemptive rights.

         In the event of liquidation of the Company, the holders of Common Stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and the holders of the Company's senior securities. The Company may pay dividends, in cash or in securities or other property, when and as declared by the Board of Directors from assets legally available. To date, the Company has not declared or paid dividends on its Common Stock.

         During March 2000, the Company sold 235,295 shares of common stock to an investor for $200,000. The Company also issued this investor a stock option to purchase an additional 235,295 shares at the then estimated fair market value of $0.85 per share. The stock option expired unexercised in September 2000.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001

--------------------------------------------------------------------------------

NOTE E:  CAPITAL STRUCTURE, continued

         During the fiscal year ended February 28, 2001, the Company issued 35,000 shares for compensation; and 219,139 shares for services provided.

         During the fiscal year ended February 29, 2000, the Company issued 137,000 shares for compensation; 190,000 shares for services provided; 100,000 shares in settlement of a lawsuit; 75,000 shares for commissions due; and 30,560 shares in settlement of a note payable.

         Preferred Stock

         The Board of Directors has the authority to issue Preferred Stock and to fix and determine its series, relative rights and preferences to the fullest extent permitted by the laws of the State of Nevada and its articles of incorporation. As of February 28, 2001, three classes of Preferred Stock were authorized and two were outstanding.

         Series "A" 13.5% Non Voting, Cumulative, Convertible Preferred Stock

         Series "A" Preferred Stock has rights which are superior to all other securities of the Company, including upon liquidation and as to payment of dividends, if any, carries a cumulative dividend of 13.5% per annum, is non-voting, and is redeemable by the Company at any time at face value and is convertible into common shares of the Company at the lesser of $10 per share or 85% of the last five closing bid prices. A total of 17 shares were issued and outstanding as of February 28, 2001 and February 29, 2000.

         During April 2001, the Company repurchased all outstanding Series "A" stock for $350,000 (Note J).

         Series "AA" Non Voting, Cumulative, Convertible Preferred Stock

         Series "AA" Preferred Stock had rights superior to all other securities of the Company except to Series "A" Preferred Stock, including upon liquidation and as to payment of dividends, if any, carried a 10% cumulative dividend, was non-voting, redeemable by the Company at any time at face value and was convertible into common shares of the Company at 85% of the last five closing bid prices. On June 14, 1999, all of the Series "AA" Non Voting, Cumulative Convertible Preferred Stock was converted into 1,337,509 shares of Common Stock at the original conversion terms.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001

--------------------------------------------------------------------------------

NOTE E:  CAPITAL STRUCTURE, continued

         Series "AAA" 12 % Cumulative, Convertible Preferred Shares

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

         As a result of the settlement of the litigation involving the Company and its former Chairman, in which the Company was seeking to rescind the issuance of all common shares in the Company previously issued to the former Chairman, the number of common shares issuable to the holders pursuant to the conversion provisions of the Series "AAA" Cumulative, Convertible Preferred Shares were reduced from 8,000,000 shares to 4,500,000 shares (but after pro rata adjustments, if any, for stock dividends, stock splits, reverse stock splits, and any other similar capital stock adjustments of a general nature). There are 8,000 shares issued and outstanding at February 28, 2001 and February 29, 2000. The cumulative dividend shall be computed based on the Preferred Stock $80 par value.

         Cumulative Dividends

         Aggregate preferred redemption value and cumulative dividends in arrears at February 28, 2001 is as follows:

         Series "A"

                Aggregate redemption value                    $1,087,375
                Cumulative preferred dividend in arrears         352,125
                Per share cumulative preferred dividend              .32

         Series "AAA"

                Aggregate redemption value                    $4,500,010
                Cumulative preferred dividend in arrears              29
                Per share cumulative preferred dividend              .00

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001

--------------------------------------------------------------------------------

NOTE E:  CAPITAL STRUCTURE, continued

         As previously noted, during April 2001, the Company repurchased all outstanding Series "A" stock and settled all liability for dividends for $350,000 (Note J).

         Stockholder's Receivable

         Represents advances made to a stockholder and not reimbursed at February 29, 2000. Such advances were settled during the fiscal year ended February 28, 2001.

         Contributed Executive Services

         Contributed executive services represents an estimate of the fair value of services donated by the President of the Company.

         Celebrity Endorsement Contract

         During March 2000, the Company entered into a celebrity consulting and endorsement contract, which calls for the issuance of 110,000 shares of common stock for services to be performed during the term of the contract, which ends December 31, 2002. The shares were issued and recorded to contributed capital at fair market value of $145,200 and the related expense is amortized over the life of the contract, with a contra equity account of $93,953 representing unearned compensation at February 28, 2001. Additionally, commission payments are to be made for 2.5% of gross revenue derived by the Company from sales of the Company's products in which the consultant directly participates, for example the Red Cross, US Armed Forces and similar organizations. No such sales occurred during the fiscal year ended February 28, 2001.

         Consulting Agreement

         During April 2000, the Company entered into a one-year consulting agreement with an individual who will provide marketing and consulting services for the Company. The agreement can be extended one year by the Company. As consideration for services to be rendered, the consultant received a stock option agreement to purchase 250,000 restricted shares of the Company's common stock at $1.125 per share.

         The options expire after three years, and vest one third per year based on performance benchmarks to be achieved according to the contract. The first third vested on the effective date of the agreement as an enticement to enter into the agreement. The fair market value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001

--------------------------------------------------------------------------------

NOTE E:  CAPITAL STRUCTURE, continued

         for the fiscal year 2001: risk-free interest rate of 6%; expected life of the option of 3 years; zero dividend yield; and a volatility factor of the expected market price of SET common stock of 60%. The fair market value of the options earned during the fiscal year ended February 28, 2001 was estimated at $59,375 and recorded to expense with an offset to additional paid in capital.

         During May 2001, the parties mutually agreed to terminate the consulting agreement.

         Stock Compensation Plan

         During July 2000, the Company adopted a stock compensation plan to be administered by the Board of Directors, or a Compensation Committee to be appointed by the Board. Consultants, advisors, and employees of the Company are eligible to participate in the Plan. The Plan provides for the issuance of 300,000 shares of common stock to be issued as stock grants, or under stock option agreements. During October 2000, the Company settled approximately $109,200 of its accrued expenses through the issuance of 109,139 shares of common stock.

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

         Stock options expire on the earlier of (a) ten years form the date of grant, (b) six months from the date an employee terminates employment due to permanent disability, (c) the date of termination for an employee for reasons other than retirement, disability of death (however, may be extended by the Board for up to three years), or (d) three months from the date an employee retires with permission from the Board. The date at which the options may be exercised will be determined by the Board at the time of grant. There were no options outstanding under this Plan at February 28, 2001.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001

--------------------------------------------------------------------------------

NOTE E:  CAPITAL STRUCTURE, continued

         Warrants

         Outstanding warrants at February 29, 2000 were as follow:

                                                   2000
                                                   ----

                                         Shares            WAEP*

         Outstanding, beginning
            of year                      100,000           1.50
         Granted                               0             .0
         Canceled-expired               (100,000)          1.50
                                        --------

         Outstanding, end of year              0
                                        ========

         Exercisable, end of year              0
                                        ========

         * Weighted average exercise price

         There was no warrant activity during the fiscal year ended February 28, 2001.

NOTE F:  INCOME TAXES

         The components of the provision for income taxes are as follows:

                                       February 28, 2001  February 29, 2000
                                       -----------------  -----------------
         Current:
              State                       $      1,600      $      1,600
              Federal                                0                 0

         Deferred:
              State                            (40,430)          (12,111)
              Federal                         (166,724)          (51,196)
              Valuation allowance              207,154            63,307
                                          ------------      ------------

         Provision for income taxes       $      1,600      $      1,600
                                          ============      ============

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001

--------------------------------------------------------------------------------

NOTE F:  INCOME TAXES, continued

         The reconciliation of the effective tax rates and U.S. statutory tax rates are as follows:

                                              February 28, 2001   February 29, 2000
                                              -----------------   -----------------

         Tax (benefit) of statutory rate            (34)%               (34)%
         Deferred tax effect of goodwill
              relating to Aqua Vision
              Acquisition                           (12)%               (12)%
         Contributed executive services              12 %                12 %
         Effect of state tax benefit                 (3)%                (3)%
         Other                                        4 %                (6)%
         Change in valuation allowance               33 %                43 %
                                                    ---                 ---

         Effective tax Rate                           0 %                 0 %
                                                    ===                 ===

         At February 28, 2001, the Company has net operating loss carry forwards, for income tax reporting purposes, of approximately $1,828,000 and $914,000 available to offset future federal and California taxable income, respectively. The federal carryforwards expire through 2016 and the California carryforwards expire through 2007.

         At February 2001, the Company had available tax credit carry forwards comprised of federal and state research and experimentation credits of approximately $8,000 and $4,000, respectively. The research and experimentation credit carryforwards expire through 2020 for federal purposes and do not expire for California purposes.

         The components of the net deferred tax asset and (liability) are as follows:

                                               February 28, 2001  February 29, 2000
                                               -----------------  -----------------

         Net operating loss carryforward        $       589,042    $       453,342
         Depreciation and amortization                    6,781              8,989
         Inventory & bad debt reserves                   79,066             30,336
         Other                                           28,914              3,982
                                                ---------------    ---------------

                                                        703,803            496,649
         Less:  Valuation allowance                    (703,803)          (496,649)
                                                ---------------    ---------------

         Net deferred tax asset (liability)     $             0    $             0
                                                ===============    ===============

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001

--------------------------------------------------------------------------------

NOTE G:  COMMITMENTS AND CONTINGENCIES

         The Company leases an office and production facility under an operating lease that expires in fiscal year 2003. Total rent expense amounted to approximately $99,000 and $91,000 for the fiscal years ended February 28, 2001 and February 29, 2000, respectively.

         Future minimum lease payments are as follows:

         Year Ending
         -----------
             2002                        $   99,288
             2003                            92,812
                                         ----------

                                         $  192,100
                                         ==========

         Legal Proceedings

         During June 2000, Seychelle Water Technologies, Inc. was served with a lawsuit filed by Safe Water Anywhere, Inc. The lawsuit was filed in State Superior Court in Orange County, California. Seychelle Water Technologies, Inc. "dba Seychelle Environmental Technologies, Inc." and an officer were named as defendants. The lawsuit alleged trade disparagement, interference with prospective business advantage, and unfair business practices and seeked unspecified damages and injunctive relief. The lawsuit was dismissed, without prejudice, during October 2000.

         During May 2001, Safewater Anywhere LLC filed a lawsuit against Seychelle Water Technologies, Inc., an officer of the Company and others in the Orange County Superior Court. The complaint alleges breach of fiduciary duty, constructive fraud, promissory fraud, rescission, constructive trust, unfair trade practices and conversion. The Company believes that the claims are without merit and intends to aggressively defend the case. Accordingly, no accrual has been made for potential damages.

         No other legal proceedings of a material nature to which the Company is a defending party are pending at February 28, 2001.

         During July 1999, the Company settled a lawsuit, which it had brought against its formal Chairman, Mr. Berkich, and certain of his affiliates. Under the terms of the settlement, Mr. Berkich and his affiliates returned a total of 4,440,666 common shares for cancellation by the Company, and the Company released Mr. Berkich and his affiliates from all future liability to the Company.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001

--------------------------------------------------------------------------------

NOTE G:  COMMITMENTS AND CONTINGENCIES, continued

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

NOTE H:  RELATED PARTY TRANSACTIONS

         A Board member's firm provided legal services for the Company during the fiscal year ended February 28, 2001 for which the firm was granted 100,000 shares of common stock valued at $19,000. The board member was also granted 50,000 shares of common stock valued at $9,500. During May 2001, the Company issued these granted shares.

         The board member was previously granted 150,000 shares of common stock valued at $75,000 during the fiscal year 2000 as consideration for services rendered as a member of the board of directors during the 1999 fiscal year.

         During fiscal year 2000, another board member was granted 40,000 shares of common stock valued at $20,000 for services rendered as a member of the board of directors during the 1999 fiscal year. Additionally, a company affiliated with this board member purchased $5,720 in product from the Company during the 2000 fiscal year.

         During the 2001 fiscal year, a stockholder of the Company advanced $110,000 to the Company, of which $20,000 was repaid prior to yearend. Outstanding stockholder advances accrue interest at 7.5 percent per annum and mature on dates ranging from November 2001 through January 2002.

         During the 2001 fiscal year, an entity affiliated with the Company's principal shareholder purchased tooling from the Company for $25,000 resulting in a gain on sale of approximately $8,000.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001

--------------------------------------------------------------------------------

NOTE I:  LOSS PER SHARE

                                            February 28, 2001  February 29, 2000
                                            -----------------  -----------------

         Numerator:
           Net loss                          $      (878,742)   $      (188,465)
           Preferred stock dividends                (114,760)          (114,760)
                                             ---------------    ---------------

           Loss available to common
             stockholders                    $      (993,502)   $      (303,225)
                                             ===============    ===============

         Denominator:
           Weighted average shares
             Outstanding                           8,772,289          9,770,607
                                             ===============    ===============

         Basic and diluted profit (loss)
             per share                       $         (0.11)   $         (0.03)
                                             ===============    ===============

         Options to purchase common stock were outstanding during the 2001 and 2000 fiscal years (see Note E) but were excluded in the computation of the diluted loss per share because their inclusion would have an anti-dilutive effect.

         Also excluded from the computation of diluted loss per share because of their anti-dilutive effect was preferred stock convertible to approximately 5,587,000 shares of common stock at February 28, 2001 and February 29, 2000, respectively.

NOTE J:  SUBSEQUENT EVENTS

         Repurchase of Preferred Stock

         During April 2001, the Company repurchased for $350,000 all issued and outstanding Series A 13.5 percent non-voting, cumulative preferred stock, $0.01 par value per share and settled all liability for dividends. This repurchase was done in conjunction with a comprehensive settlement agreement with the beneficial owner of the preferred stock.

         The stock repurchase was funded by a loan made by one of the Company's principal stockholders.

         Stockholders' Transactions

         During March 2001, the Company sold discontinued inventory products to an affiliated entity of the principal shareholder of the Company for $12,000.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001

--------------------------------------------------------------------------------

NOTE J:  SUBSEQUENT EVENTS, continued

         During April and May 2001, the Company repaid $27,500 and $50,000, respectively, in stockholders' advances.

         During January, 2001, the Company approved approximately $47,500 in accrued legal expenses through the issuance of 250,000 shares of common stock, which were paid in May, 2001. Additionally, the Company paid approximately $3,800 in other accrued expenses through the issuance of 20,000 shares of common stock.

         In connection with the repurchase of preferred stock, the Company's principal stockholder loaned the Company $350,000. This loan bears interest at 10 percent and is repayable upon demand.

ITEM 8. Disagreements With Accountants on Accounting and Financial Disclosure.

         On January 8, 2001, we engaged the firm of Rushall Reital & Randall, as our independent accountants for the fiscal year ended February 28, 2001. On January 9, 2001, we dismissed Raimondo Pettit Group, our independent auditors for the fiscal years ending February 29, 2000 and February 28, 1999. The change of accountants was approved by our Board of Directors. In the periods from their date of engagement to the date of their dismissal and the date of the engagement of our new accountants, which covers our fiscal years ending in 1999 and 2000 and any later interim period, we and Raimondo Pettit Group, had no disagreement in accounting principles or practices, financial statement disclosure, or auditing scope or procedure or other events reportable under Item 304 of Regulation S-K, including, but not limited to, any disagreements during our most recent fiscal year and any subsequent interim period preceding the date of dismissal. Further, the former auditor's report on the financial statements did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

         We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Our Directors and Executive Officers, their ages and positions held in the Company as of February 28, 2001 are as follows:

NAME                                     AGE             POSITION HELD
---------------------                    ---             ---------------------------------
Carl Palmer                              67              President, Chief Executive Officer
                                                         Treasurer and Director

Paul H. Lusby                            45              Secretary and Director

Donald S. Whitlock                       30              Director

Michelle Rae Palmer                      37              Vice President

Kenneth Rawald                           76              Vice President - Engineering

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

         Paul H. Lusby. Mr. Lusby has been Secretary and a director of the Company since January, 1998. For the past six years he has been a principal of the law firm of Cooper Kardaras & Kelleher LLP, formerly Cooper, Kardaras & Scharf LLP. He has a Juris Doctor from the University of Virginia and a Bachelor of Arts from the University of Virginia. He has been an active member of the California Bar since 1982. He is also currently the Chairman of the Board of Pacific Clinics, a non-profit organization dedicated to providing behavioral and mental health care to children and adults suffering from behavioral and mental health disorders.

         Donald S. Whitlock. Mr. Whitlock has been a director of our Company since January, 1998. For the past six years, he has been a principal of International Corporate Development, Ltd., an investment banking firm headquartered in Aspen, Colorado. Mr. Whitlock is a Fellow of the Aspen Institute. He has a Bachelors degree in Economics from Loyola Marymount College.

         Michelle Rae Palmer. Ms. Palmer has been Vice President of our Company since January, 1998. Her past and present responsibilities include all aspects of accounting, reporting, corporate structure, operational configurations, implementation of product lines. She was co-inventor of the Pres 2 Pure(TM) water filtration system. She received a Bachelor of Arts Degree from California State University, Long Beach.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

         Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of our Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in our Form 10-KSB and proxy statement those individuals for whom one or more of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section. Mr. Lusby made an untimely filing of his Form 5 in the last fiscal year. The TAM Irrevocable Trust and Select Property Investments, LLC. also made untimely filings of its Forms 5 in the last fiscal year.

ITEM 10. Executive Compensation.

         The following table sets forth the Summary Compensation Table for the Chief Executive Officer and the compensated executive officers with salaries in excess of $100,000 per annum who were serving as executive officers at the end of the last three completed fiscal years. Compensation does not include minor business-related and other expenses paid by us. Such amounts in the aggregate do not exceed $10,000.

                                           SUMMARY COMPENSATION TABLE

                           Annual Compensation                 Long Term Compensation
                           -------------------                 ----------------------
                                               Awards                  Payouts
                                       ----------------------  ----------------------
Name                                              Other
 and                       Salary      Annual     Stock(1)(3)  Restricted      All
Principal(1)(2)(3)         Compen-      Bonus     Compen-         LTIP        Other
Position           Year    sation($)     ($)      sation ($)     Award(s)    Options/
------------------ ----    ---------   ------     -----------  -----------   --------
Carl               2001    $ 13,600      --           --            --           --
Palmer             2000    $ 12,000      --           --            --           --
President(1)       1999      --          --           --            --           --

Michelle Rae       2001    $101,901      --           --            --           --
Palmer             2000    $101,901      --           --            --           --
Vice President     1999    $ 88,624      --           --            --           --

Jeff DeLong        2001      --          --           --            --           --
Vice               2000      --          --           --            --           --
President(2)       1999    $120,000      --           --            --           --

(1) The fair value of Mr. Palmer's compensation, for accounting purposes, was estimated at $72,000 for fiscal 2001, 2000 and 1999, of which $58,400, $60,000 and $72,000 respectively was treated as capital contribution. Mr. Palmer serves as our President on a full-time basis.

(2) Mr. DeLong also received a car allowance of $500 per month, of which $3,500 had been paid in cash through February 28, 1999. He resigned in February, 2000 to pursue other opportunities.

         We have no compensation committee, retirement, pension, sharing, stock option, insurance or other similar programs but plan to establish such programs in the future, although there are no definitive plans to do so at this time.

         During the 2001 fiscal year we issued 35,000 shares of our Common Stock as additional compensation to our employees for the 2001 fiscal year.

         For the fiscal years 2001 and 2000, we paid health care insurance for our employees. We have no pension plan. We have no plans or agreements which provide compensation in the event of a change in control. We have no plans or agreements which provide compensation in the event of termination of employment.

         We do not customarily pay members of our Board of Directors any fees for attendance or similar remuneration, but reimburse them for any out-of-pocket expenses incurred by them in connection with their activities.

         Mr. Paul Lusby, one of our directors and shareholders, provided legal services through his law firm for us during the 1999 fiscal year for which his firm was compensated $2,000 in cash and 100,000 shares of Common Stock, with a value of $50,000. During the fiscal year ended February 29, 2000, we granted but did not yet issue Mr. Paul Lusby 150,000 shares of Common Stock, valued at $75,000, as consideration for past services rendered as a member of the Board of Directors. During the fiscal year ended February 28, 2001, we granted Mr. Lusby an additional 50,000 shares of common stock and his law firm, a total of 100,000 shares of our common stock. These shares were issued after February 28, 2001.

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

The following sets forth the number of shares of our $0.001 par value Common Stock beneficially owned by (i) each person who, as of February 28, 2001, was known by us to own beneficially more than five percent (5%) of our Common Stock;
(ii) our individual directors and (iii) our officers and directors as a group. As of February 28, 2001, there were a total of 8,996,480 shares of Common Stock issued and outstanding.

NAME AND ADDRESS                    AMOUNT AND NATURE OF                    PERCENT OF
OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP(1)(2)              CLASS
-------------------                 --------------------------              ----------
The TAM Irrevocable Trust                   3,300,000(3)                     36.7%
4012 S. Rainbow #K111
Las Vegas, NV 80103-2012

FTS Worldwide Corp.                         1,337,509                        14.9%
24 Route De Malagnon
1208 Geneva, Switzerland

Carl Palmer(3)                                     -0-                         -0-
32921 Calle Perfecto
San Juan Capistrano, CA 92675

Donald S. Whitlock                             40,000(5)                      .45%
720 East Hyman Ave., Suite 301
Aspen, CO 81611

Paul H. Lusby                                   2,500(6)                      .03%
141 East Walnut Street
Pasadena, California 91103

Michelle Palmer                               102,000(4)                     1.13%
32921 Calle Perfecto
San Juan Capistrano, CA 92675

Kenneth Rawald                                 67,000                         .74%
32921 Calle Perfecto
San Juan Capistrano, CA 92675

All officers and directors                    211,500                        2.35%
as a Group (five persons)

(1) All ownership is beneficial and of record, unless indicated otherwise.

(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3) The TAM Irrevocable Trust is an irrevocable trust for the benefit of certain family members of Mr. Carl Palmer. Mr. Palmer disclaims any beneficial ownership or interest in this Trust. In addition, this entity owns shares of our Series "AAA" 12% Cumulative Convertible Preferred Shares.

(4) Does not include shares owned by Select Property Investments, LLC, a limited liability company owned by Ms. Michelle Palmer. This entity owns no common shares directly but owns shares of our Series "AAA" 12% Cumulative Convertible Preferred Shares.

(5) Does not include 4,700 shares owned of record by the wife of Mr. Whitlock. Mr. Whitlock disclaims any beneficial ownership or interest in these shares.

(6) During the fiscal year ended February 29, 2000, we granted but did not yet issue Mr. Paul Lusby, one of our directors, 150,000 shares of Common Stock, valued at $75,000, as consideration for past services rendered as a member of the Board of Directors. During the fiscal year ended February 28, 2001, we granted Mr. Lusby an additional 50,000 shares of common stock and his law firm, Cooper Kardaras & Scharf, LLP, a total of 100,000 shares of our common stock. These shares were issued after February 28, 2001.

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

         From its inception through its acquisition by Seychelle Environmental Technologies, Inc. on January 30, 1998, Seychelle Water Technologies, Inc. spent most of its time and effort to raise funds to finance the common venture and to market Aqua Vision products. The owners of both companies at the time came to believe that both organizations would mutually profit from an affiliation between the two companies. Mr. Palmer negotiated the transaction as an agent of Aqua Vision. The original Purchase Agreement was negotiated by Seychelle Water Technologies, Inc. Seychelle Environmental Technologies, Inc. acquired Aqua Vision the day after the Seychelle Environmental Technologies, Inc. transaction. The original Purchase Agreement and the Amended Purchase Agreement were approved by the Board of Directors of SET after the January 30, 1998 acquisition. Mr. Palmer was a member of the Board of Directors but did not participate in the voting.

         Mr. Paul Lusby, one of our directors and shareholders, provided legal services through his law firm for us during the 1999 fiscal year for which his firm was compensated $2,000 in cash and 100,000 shares of Common Stock, with a value of $50,000. During the fiscal year ended February 29, 2000, we granted but did not yet issue Mr. Paul Lusby 150,000 shares of Common Stock, valued at $75,000, as consideration for past services rendered as a member of the Board of Directors. During the fiscal year ended February 28, 2001, we granted Mr. Lusby an additional 50,000 shares of common stock and his law firm, a total of 100,000 shares of our common stock. These shares were issued after February 28, 2001.

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

         During the fiscal year ended February 28, 2001, The TAM Irrevocable Trust, one of our principal shareholders, advanced $110,000 to us, of which $20,000 was repaid prior to the fiscal year end. In April & May, 2001, we repaid $27,500 and $50,000, respectively. These advances accrue interest at a rate of 7.5% per annum and mature on dates ranging from November, 2001 to January, 2002.

         During the fiscal year ended February 28, 2001, Pacific Financial, Inc., an affiliate of TAM Irrevocable Trust, purchased tooling from us for $25,000.

         In January, 2001, we authorized the issuance of a total of 270,000 of our common shares for past services, valued at $.19 per share, to various entities, including a total of 150,000 of our common shares to Mr. Paul Lusby, one of our directors, and his law firm.

         In April 2001, we repurchased and retired all of our issued and outstanding Series A 13.5% Non-Voting, Cumulative Preferred Stock, $.01 par value per share. This retirement eliminated all accrued dividends on this Stock. This repurchase was combined with a comprehensive settlement agreement, for the benefit of all parties, with the beneficial owner of the Preferred Stock. The TAM Irrevocable Trust, one of our principal shareholders, loaned us $350,000.00 at 10% simple interest, repayable upon demand, to finance the transaction.

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

  3E*             Amendment to Articles of Incorporation re: Series "AAA"
                  Preferred Stock

  3F*             Bylaws

 10A*             Purchase Agreement with Aqua Vision

 10B*             Amended Purchase Agreement with Aqua Vision

 10C*             Consulting Agreement with Mr. Stan Esecson

 10D*             Consulting Agreement with Mr. Pat Boone

----------
* Previously filed

         (b) Reports on Form 8-K. The Company filed one report on Form 8-K, dated January 10, 2001, regarding our change of accountants.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Dated: 6/11/01                        By: /s/ Carl Palmer
                                         ---------------------------
                                              Carl Palmer
                                              President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                      CHIEF FINANCIAL OFFICER

Dated: 6/11/01                        By: /s/ Carl Palmer
                                         ---------------------------
                                              Carl Palmer
                                              Treasurer and Director

Dated: 6/11/01                        By: /s/ Paul H. Lusby
                                         ---------------------------
                                              Paul H. Lusby
                                              Secretary and Director

Dated: 6/11/01                        By: /s/ Donald S. Whitlock
                                         ---------------------------
                                              Donald S. Whitlock
                                              Director