Form 10QSB
period 2001-05-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2001-07-23
CIK 1056757

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 2001
                         Commission file number 0-29373

                   Seychelle Environmental Technologies, Inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

                              32921 Calle Perfecto
                      San Juan Capistrano, California 92675
              -----------------------------------------------------
              (Address of principal executive offices and zip code)


                Nevada                                   33-0836954
     ----------------------------                --------------------------
     (State or other jurisdiction                (IRS Employer File Number)
           of incorporation)


                                 (949) 234-1999
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                      -------------------------------------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X          No
                                           ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,191,480 shares of Common Stock, $.001 par value per share, outstanding as of May 31, 2001.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

         FORM 10QSB QUARTERLY REPORT FOR THE QUARTER ENDED MAY 31, 2001

                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
Part I - Financial Information

     Item 1.  Financial Statements

          Consolidated Balance Sheet - May 31, 2001                             F-1

          Consolidated Statements of Operations for the Three Months ended
            May 31, 2001 and 2000                                               F-3

          Consolidated Statements of Cash Flows for the Three Months ended
            May 31, 2001 and 2000                                               F-4

          Notes to Consolidated Financial Statements - May 31, 2001             F-6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                               3

Part II - Other Information

     Item 1.  Legal Proceedings                                                   5

     Item 6.  Exhibits and Reports on Form 8-K                                    5

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  May 31, 2001

--------------------------------------------------------------------------------

                       ASSETS

CURRENT ASSETS
       Cash                                $434,641
       Trade receivables, net                10,426
       Inventories, net                     255,623
                                           --------
            Total current assets            700,690
                                           --------
PROPERTY AND EQUIPMENT, NET                 123,620

INTANGIBLE ASSETS, NET                       14,529

OTHER ASSETS                                 18,050
                                           --------
            Total non-current assets        156,199
                                           --------
TOTAL ASSETS                               $856,889
                                           ========

      See accompanying notes to consolidated interim financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  May 31, 2001

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
       Accounts payable                                             $   326,177
       Accrued expenses                                                 342,374
       Customer deposits                                                135,727
       Income taxes payable                                               1,600
       Stockholder advances                                             379,588
                                                                    -----------
            Total current liabilities                                 1,185,466
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
       Preferred stock, $.01 par value
            Series "AAA", 8,000 shares
              authorized, issued and outstanding                             80
       Common stock $.001 par value - 50,000,000 shares
           authorized; 9,191,480 shares issued and outstanding            9,191
       Additional paid-in capital                                     2,849,034
       Accumulated deficit                                           (3,105,741)
       Unearned compensation                                            (81,141)
                                                                    -----------
            Total stockholders' deficit                                (328,577)
                                                                    -----------
TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                                        $   856,889
                                                                    ===========

      See accompanying notes to consolidated interim financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

--------------------------------------------------------------------------------

                                               For the three months
                                                  ended May 31,
                                             2001                2000
                                         ------------        ------------

SALES                                    $    901,338        $    349,726

COST OF SALES                                 464,769             163,303
                                         ------------        ------------
            Gross profit                      436,569             186,423
                                         ------------        ------------

OPERATING EXPENSES
       Selling                                 60,199              73,006
       General and Administrative             266,870             251,795
                                         ------------        ------------
            Total expenses                    327,069             324,801
                                         ------------        ------------

PROFIT (LOSS) FROM OPERATIONS                 109,500            (138,378)

OTHER EXPENSES
       Interest expense                        (7,360)                  0
                                         ------------        ------------

PROFIT (LOSS) BEFORE PROVISION
       FOR INCOME TAXES                       102,140            (138,378)

PROVISION FOR INCOME TAXES                          0                   0
                                         ------------        ------------

            Net income (loss)            $    102,140        $   (138,378)
                                         ============        ============

BASIC AND DILUTED PROFIT (LOSS)
       PER SHARE                         $       0.01        $      (0.02)
                                         ============        ============

SHARES USED IN COMPUTING
       EARNINGS PER COMMON AND
          COMMON EQUIVALENT SHARE:

            BASIC                           8,840,344           8,556,956
                                         ============        ============
            DILUTED                        13,610,354           8,556,956
                                         ============        ============

      See accompanying notes to consolidated interim financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------

                                                                           For the three months
                                                                               ended May 31,
                                                                           2001             2000
                                                                         ---------        ---------

OPERATING ACTIVITIES
       Net profit (loss)                                                 $ 102,140        $(138,378)
       Adjustments to reconcile net profit (loss) to net
       cash provided by (used in) operating activities:
            Depreciation and amortization                                   14,038           25,458
            Provision for doubtful accounts                                      0           (3,475)
            Stock issued for services                                       12,812           12,812
            Fair market value of stock options issued for services               0           35,625
            Contributed executive services                                  18,000           18,000
       Increase (decrease) resulting from changes in:
            Trade receivables                                                5,241          (48,672)
            Inventory                                                       93,838          (10,940)
            Other current assets                                            12,084          (15,617)
            Intangible and other assets                                     (4,700)            (855)
            Accounts payable                                               237,719          (21,609)
            Accrued expenses                                               (17,450)          85,718
            Customer deposits                                              (70,648)               0
            Income taxes payable                                                 0           (1,600)
                                                                         ---------        ---------
       Net cash provided by (used in) operating activities                 403,074          (63,533)
                                                                         ---------        ---------

INVESTING ACTIVITIES
       Purchase of property and equipment                                   (2,000)         (15,795)
                                                                         ---------        ---------
       Net cash used by investing activities                                (2,000)         (15,795)
                                                                         ---------        ---------

      See accompanying notes to consolidated interim financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------

                                                                      For the three months
                                                                          ended May 31,
                                                                      2001             2000
                                                                    ---------        ---------

FINANCING ACTIVITIES
       Sale of common stock                                         $       0        $ 200,000
       Repurchase preferred stock                                    (350,000)               0
       Proceeds from stockholder's advances                           350,000           20,000
       Repayment of stockholder's advances                            (77,450)               0
                                                                    ---------        ---------
       Net cash (used in) provided by financing activities            (77,450)         220,000
                                                                    ---------        ---------
       NET INCREASE IN CASH                                           323,624          140,672

Cash at beginning of period                                           111,017           35,791
                                                                    ---------        ---------
Cash at end of period                                               $ 434,641        $ 176,463
                                                                    =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION

       Cash paid during the period for:
            Interest                                                $       0        $       0
                                                                    =========        =========
            Income taxes                                            $       0        $       0
                                                                    =========        =========

NON-CASH INVESTING AND FINANCING ACTIVITIES

       Stock issued for services and settlement of litigation       $  51,300        $ 145,200
                                                                    =========        =========
       Contributed executive services                               $  18,000        $  18,000
                                                                    =========        =========
       Stock options issued for services                            $       0        $  35,625
                                                                    =========        =========

      See accompanying notes to consolidated interim financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                  May 31, 2001

--------------------------------------------------------------------------------

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

          During February 2001, SET entered into a strategic alliance with Nikken Global, Inc. and Kenko World (collectively "Nikken"), whereby Nikken is expected to obtain exclusive rights to distribute the SET products and technology for a period of 10 years commencing March 1, 2001 and expiring March 1, 2011. Nikken is one of the leading direct distribution organizations in the world. The agreement renews automatically for 3 additional successive 1 year periods, or until either of the parties gives 3 months written notice prior to the end of the current term. The agreement will be worldwide and royalty free. Revenues from the Company's sales to Nikken approximated $803,000 for the three month period ended May 31, 2001.

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

          Prior to entering into this strategic alliance, the Company entered into a patent license agreement with Innova Pure Water, Inc. (Innova), whereby Innova granted the Company a limited non-exclusive license to manufacture, market,

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                  May 31, 2001

--------------------------------------------------------------------------------

NOTE A:   ORGANIZATION AND DESCRIPTION OF BUSINESS

          distribute and sell all portable water filtration bottles that are filled from the top for a period of one year (initial term). The Company and Innova, respectively, hold patents covering the majority of all portable water filtration bottle design concepts. The agreement is renewable on an annual basis providing the minimum unit sales levels are achieved. The minimum unit sales level of 100,000 is a condition of renewal for the initial term and escalates in 100,000 unit increments with 500,000 units as a condition for renewal for the fifth and all subsequent renewal periods. The license agreement is worldwide and requires a royalty ranging from $.25 to $.40 for each unit sold. Royalty expense for the three month period May 31, 2001, and 2000 was approximately $48,000 and $-0-, respectively, and are included in selling expenses in the accompanying consolidated statements of operations.

          Prior to February 2001, SET developed, manufactured and sold its water filtration products through retailers and multilevel marketing programs.

NOTE B:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Unaudited Interim Financial Information

          The accompanying interim consolidated balance sheet as of May 31, 2001 and the consolidated statements of operations and cash flows for the three months ended May 31, 2001 and 2000, together with the related notes are unaudited and in the opinion of management, include all normal recurring adjustments that the Company considers necessary. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. Inventories and cost of goods sold have been estimated based on the purchases and sales from the most recent physical inventory. Results for the three months ended May 31, 2001 and 2000 are not necessarily indicative of results for an entire year. A more complete description of accounting policies and disclosures is included in the Company's annual report on Form 10 KSB.

          Management's Estimates

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                  May 31, 2001

--------------------------------------------------------------------------------

NOTE B:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

          expenses during the reporting period. Actual results could differ from those estimates.

          Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of SET and its wholly-owned subsidiary, SWT (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated.

          Revenue Recognition

          Sales are recognized upon shipment of product.

          Income Taxes

          The Company accounts for income taxes in accordance with the provisions of Statement of Financial accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes, " which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the consolidated financial statements and the tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

          At May 31, 2001, the Company had net operating loss carry forwards which may be utilized to offset taxable income.

          Profit (Loss) Per Common Share

          Basic net profit (loss) per common share is computed by dividing net loss by the weighted average number of outstanding common shares during the periods presented. At May 31, 2001, diluted profit (loss) per common share is not materially different from primary profit
          (loss) per common share. At May 31, 2000, basic profit (loss) per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company's stock option plan, warrants and convertible debt would be anti-dilutive.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                  May 31, 2001

--------------------------------------------------------------------------------

NOTE B:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE C:   STOCK COMPENSATION PLAN

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

          Stock options expire on the earlier of (a) ten years from the date of grant, (b) six months from the date an employee ceases employment due to permanent disability, (c) the date of termination for an employee for reasons other than retirement, disability of death (however, may be extended by the Board for up

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                  May 31, 2001

--------------------------------------------------------------------------------

NOTE C:   STOCK COMPENSATION PLAN, continued

          to three years), or (d) three months from the date an employee retires with permission from the Board. The date at which the options may be exercised will be determined by the Board at the time of grant. There were no options outstanding under this Plan at May 31, 2001.

NOTE D:  CAPITAL STRUCTURE AND MAJOR CONTRACTS

          Common Stock

          During March 2000, the Company sold 235,295 shares of common stock to an investor for $200,000. The Company also issued this investor a stock option to purchase an additional 235,295 shares at the then estimated fair market value of $0.85 per share. The stock options expired unexercised during September 2000.

          During May 2001, the Company settled approximately $51,000 of its accrued expenses through the issuance of 270,000 shares of common stock.

          Repurchase of Preferred Stock

          During April 2001, the Company repurchased for $350,000 all issued and outstanding Series A 13.5 percent non-voting, cumulative preferred stock, $0.01 par value per share and settled all liability for dividends. This repurchase was done in conjunction with a comprehensive settlement agreement with the beneficial owner of the preferred stock.

          The stock repurchase was funded by a loan made by one of the Company's principal stockholders and all stock was retired.

          Contributed Executive Services

          Contributed executive services of $18,000 was recorded for the three month periods ended May 31, 2001 and 2000 and represent an estimate of the fair value of services donated by the President of the Company.

          Celebrity Endorsement Contract

          During March 2000, the Company entered into a celebrity consulting and endorsement contract, which calls for the issuance of 110,000 shares of common stock for services to be performed during the term of the contract,

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                  May 31, 2001

--------------------------------------------------------------------------------

NOTE D:   CAPITAL STRUCTURE AND MAJOR CONTRACTS, continued

          which ends December 31, 2002. The shares were issued and recorded to contributed capital at fair market value of $145,200 and the related expense is amortized over the life of the contract, with a contra equity account of $81,141 representing unearned compensation at May 31, 2001. Additionally, commission payments are to be made for 2.5% of gross revenue derived by the Company from sales of the Company's products in which the consultant directly participates, for example the Red Cross, US States Armed Forces and similar organizations. No such sales occurred during the three month periods ended May 31, 2001 and 2000.

          Consulting Agreement

          During April 2000, the Company entered into a one year consulting agreement with an individual who will provide marketing and consulting services for the Company. The agreement can be extended one year by the Company. As consideration for services to be rendered, the consultant received a stock option agreement to purchase 250,000 restricted shares of the Company's common stock at $1.125 per share.

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

          During May 2001, the parties mutually agreed to terminate the consulting agreement and no additional options were granted as the performance benchmarks were not achieved.

NOTE E:   RELATED PARTY TRANSACTIONS

          A board member's firm provided legal services for the Company, for which the firm was granted 100,000 shares of common stock valued at $19,000 as consideration for services rendered during the 2001 fiscal year. The board member was also granted 50,000 shares of common stock valued at $9,500. During May 2001, the Company issued these granted shares.

          During March 2001, the Company sold inventory products to an affiliated entity of the principal stockholder of the Company for $12,000.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                  May 31, 2001

--------------------------------------------------------------------------------

NOTE E:   RELATED PARTY TRANSACTIONS, continued

          As of February 28, 2001, the Company had unpaid stockholder advances of approximately $107,000. During April and May 2001, the Company repaid $27,500 and $50,000, respectively, in such advances. Outstanding stockholder advances accrue interest at 7.5 percent per annum and mature on dates ranging from November 2001 through January 2002.

          In connection with the repurchase of preferred stock, the Company's principal stockholder loaned the Company $350,000. This loan bears interest at 10 percent and is repayable upon demand.

          Interest expense relating to these advances during the three month periods ended May 31, 2001 and 2000 amounted to approximately $7,300 and $-0-, respectively.

NOTE F:   LITIGATION

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

NOTE G:   SUBSEQUENT EVENT

          During June 2001, the Company repaid $50,000 in stockholders' advances.

PART I - ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this document to "us," "we," or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor, and its subsidiary.

The following information should be read in conjunction with the consolidated condensed financial statements and attached notes included in Item 1 of this Quarterly Report, and the financial statements and attached notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained our Annual Report on Form 10-KSB for the year ended February 28, 2001.

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

Results of Operations

Our revenues for the first quarter ended May 31, 2001 were $901,338, which were substantially higher than the revenues of $349,726 for the first quarter ended May 31, 2000. In addition, we have recorded the first quarterly profit in our history. We earned $102,140 in net income, or $0.01 per share, for the first quarter ended May 31, 2001 compared to a net loss of $138,378, or $0.02 per share for the first quarter ended May 31, 2000.

For the three months ended May 31, 2001, our costs of sales as a percentage of revenue were 51.6 %, which compares to 46.7% for the same three months in 2000. Costs of sales include all costs incurred in the manufacturing process. The major components of direct costs are direct labor and associated benefits, materials and freight. The major components of indirect job costs are indirect labor costs and associated benefits and depreciation of production equipment. The slightly higher costs of sales reflect a shift to more labor intensive products to meet Nikken's requirements. However, we believe that our costs of sales will be lower as we increase our manufacturing volume. We continue to strive for better control over our costs of sales.

Gross profit from operations for the three months ended May 31, 2001 was $436,569 or 48.4% of revenue. This compares to gross profit for the three months ended May 31, 2000 of $186,423 or 53.3 % of revenue.

Our general and administrative expenses were $266,870 for the three months ended May 31, 2001, compared to $ 251,795 for the three months ended May 31, 2000. We are pleased that our general and administrative expenses have remained steady while our sales have increased substantially. The major components of general and administrative expenses are office salaries and associated payroll costs, general and health insurance costs, rent, telephone, accounting and legal expenses.

The primary reason for the higher revenues and our first quarterly profit is our arrangement with a major customer, Nikken Global, Inc. and Kenko World (which we will collectively call Nikken).

In February, 2001, we began this ongoing arrangement with Nikken. Our arrangement with Nikken requires a thirty percent deposit with the purchase order and the balance due within fifteen days from delivery. Our first fiscal quarter receivables with Nikken were also current and all negotiated terms have been met.

Our plan for the remainder of the fiscal year is to market our products principally through Nikken. We also plan to market our products to certain, targeted retailers in arrangements which do not interfere with our strategic alliance with Nikken, such as sales to non-profit organizations which do not resell to distributors or sell to consumers, such as the Red Cross or the U.S. Armed Forces.

We believe that we have a reasonable probability of continuing our profitability through the remainder of the fiscal year, although we are not in a position to guarantee such a prediction at this point.

Liquidity and Capital Resources

Our operating activities generated $403,074 for the three months ended May 31, 2001, compared to using $63,533 for the three months ended May 31, 2000. The increased sales and steady general and administrative expenses accounted for this increase.

Our investing activities used $2,000 for the three months ended May 31, 2001, compared to using $15,795 for the three months ended May 31, 2000. All investing activities were directed toward the purchase of property and equipment.

We used $77,450 from financing activities for the three months ended May 31, 2001, compared to receiving $220,000 for the three months ended May 31, 2000. For the three months ended May 31, 2001, we repurchased a class of preferred shares and received an advance from one of our major stockholders to fund this repurchase. In addition, we used funds from our operations to repay prior stockholder advances. For the three months ended May 31, 2000, we raised $200,000 in a private placement.

Our net cash at May 31, 2001 were $434,641, compared to $176,463 at May 31,
2000.

Accounts payable increased by $237,719 at May 31, 2001 as a result of additional inventory component costs by third party manufacturers, due to increased demand for our product. Inventories decreased by $93,838 at May 31, 2001.

Our financial situation has improved significantly in this fiscal quarter. In the next fiscal quarter, we expect to continue to see revenues increase. Our main goal at this point remains to increase our revenues. If we are successful in doing so, we expect to see our financial situation become healthier in the next fiscal quarter. We still believe that we are slightly undercapitalized for the activities which we plan to undertake in the next twelve months. Nevertheless, we believe that a combination of profitable operations, prudent management, and new products will permit us to continue to show positive earnings and increasing revenues for the next twelve months.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

During May, 2001, Seychelle Water Technologies, Inc. was named and served with a lawsuit filed by Safe Water Anywhere, Inc. This lawsuit was filed in State Superior Court in Orange County, California. Mr. Carl Palmer was also named as a defendant. The complaint alleges breach of fiduciary duty, constructive fraud, promissory fraud, recision, constructive trust, unfair trade practices, and conversion. The complaint seeks unspecified damages and injunctive relief. We have not yet filed an answer in this action on behalf of the defendants but believe the suit is groundless and intend to vigorously defend this action.

Otherwise, no legal proceedings of a material nature to which we are a party are pending, and we know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in his capacity as such.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits
     b.   No reports on Form 8-K

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         Dated: July 20, 2001


                         SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.



                         /s/ Carl Palmer
                         --------------------------------------------------
                         Carl Palmer, President and Chief Executive Officer (Principal Executive Officer)