Form 10QSB
period 2001-08-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2001-10-22
CIK 1056757

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 2001
                         Commission file number 0-29373

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

                                   ----------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,266,480 shares of Common Stock, $.001 par value per share, outstanding as of August 31, 2001.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

        FORM 10QSB QUARTERLY REPORT FOR THE QUARTER ENDED AUGUST 31, 2001

                                TABLE OF CONTENTS

Part I - Financial Information

     Item 1. Financial Statements

          Consolidated Balance Sheet - August 31, 2001

          Consolidated Statements of Operations for the Three Months ended
          August 31, 2001 and 2000

          Consolidated Statements of Operations for the Six Months ended
          August 31, 2001 and 2000

          Consolidated Statements of Cash Flows for the Six Months ended
          August 31, 2001 and 2000

          Notes to Consolidated Financial Statements - August 31, 2001

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

     Item 1. Legal Proceedings

     Item 6. Exhibits and Reports on Form 8-K

PART I - Financial Information

     Item 1. Financial Statements

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                August 31, 2001

--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
       Cash                                                      $128,999
       Trade receivables, net                                      11,286
       Inventory, net                                             260,497
                                                                 --------

            Total current assets                                  400,782
                                                                 --------

PROPERTY AND EQUIPMENT, NET                                       120,308

INTANGIBLE ASSETS, NET                                             14,219

OTHER ASSETS                                                       40,550
                                                                 --------

            Total non-current assets                              175,077
                                                                 --------

TOTAL ASSETS                                                     $575,859
                                                                 ========


      See accompanying notes to consolidated interim financial statements

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                August 31, 2001

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
       Accounts payable                                         $   197,203
       Accrued expenses                                             391,703
       Customer deposits                                             33,755
       Stockholder advances                                         329,588
                                                                -----------

            Total current liabilities                               952,249
                                                                -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
       Preferred stock, $.01 par value
            Series "AAA", 8,000 shares
              authorized, issued and outstanding                         80
       Common stock $.001 par value - 50,000,000 shares
           authorized; 9,191,480 shares issued and outstanding        9,191
       Additional paid-in capital                                 2,867,034
       Accumulated deficit                                       (3,184,366)
       Unearned compensation                                        (68,329)
                                                                -----------

            Total stockholders' deficit                            (376,390)
                                                                -----------

TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                                    $   575,859
                                                                ===========


      See accompanying notes to consolidated interim financial statements

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               For the Three Months Ended August 31, 2001 and 2000

--------------------------------------------------------------------------------

                                         For the three months
                                           ended August 31,
                                         2001            2000
                                         ----            ----
SALES                                $    444,400    $    257,608

COST OF SALES                             319,615         134,893
                                     ------------    ------------

            Gross profit                  124,785         122,715
                                     ------------    ------------

OPERATING EXPENSES
       Selling                             36,026          52,496
       General and Administrative         160,126         188,155
                                     ------------    ------------

            Total expenses                196,152         240,651
                                     ------------    ------------

PROFIT (LOSS) FROM OPERATIONS             (71,367)       (117,936)

OTHER EXPENSES
       Interest expense                    (5,659)         (8,181)
                                     ------------    ------------

PROFIT (LOSS) BEFORE PROVISION
       FOR INCOME TAXES                   (77,026)       (126,117)

PROVISION FOR INCOME TAXES                 (1,600)              0
                                     ------------    ------------

            Net income (loss)        $    (78,626)   $   (126,117)
                                     ============    ============

BASIC AND DILUTED PROFIT (LOSS)
       PER SHARE                     $      (0.01)   $      (0.02)
                                     ============    ============

SHARES USED IN COMPUTING
       EARNINGS PER COMMON AND
          COMMON EQUIVALENT SHARE:

            BASIC                       8,908,399       8,556,956
                                     ============    ============
            DILUTED                    13,678,409       8,556,956
                                     ============    ============


      See accompanying notes to consolidated interim financial statements

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                For the Six Months Ended August 31, 2001 and 2000

--------------------------------------------------------------------------------

                                                                                  For the six months
                                                                                   ended August 31,
                                                                            2001                     2000
                                                                            ----                     ----
SALES                                                                   $   1,345,738            $     607,334

COST OF SALES                                                                 784,384                  298,196
                                                                        --------------           --------------

            Gross profit                                                      561,354                  309,138
                                                                        --------------           --------------

OPERATING EXPENSES
       Selling                                                                 96,225                  125,502
       General and Administrative                                             426,996                  439,949
                                                                        --------------           --------------

            Total expenses                                                    523,221                  565,451
                                                                        --------------           --------------

PROFIT (LOSS) FROM OPERATIONS                                                  38,133                 (256,313)

OTHER EXPENSES
       Interest expense                                                       (13,019)                  (8,181)
                                                                        --------------           --------------

PROFIT (LOSS) BEFORE PROVISION
       FOR INCOME TAXES                                                        25,114                 (264,494)

PROVISION FOR INCOME TAXES                                                     (1,600)                       0
                                                                        --------------           --------------

            Net income (loss)                                           $      23,514            $    (264,494)
                                                                        ==============           ==============

BASIC AND DILUTED PROFIT (LOSS)
       PER SHARE                                                        $        0.00            $       (0.04)
                                                                        ==============           ==============

SHARES USED IN COMPUTING
       EARNINGS PER COMMON AND
          COMMON EQUIVALENT SHARE:

            BASIC                                                           8,908,399                8,556,956
                                                                        ==============           ==============
            DILUTED                                                        13,678,409                8,556,956
                                                                        ==============           ==============


      See accompanying notes to consolidated interim financial statements

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                For the Six Months Ended August 31, 2001 and 2000

--------------------------------------------------------------------------------

                                                                        For the six months
                                                                         ended August 31,
                                                                        2001         2000
                                                                        ----         ----
OPERATING ACTIVITIES
       Net profit (loss)                                             $  23,514    $(264,494)
       Adjustments to reconcile net profit (loss) to net
       cash provided by (used in) operating activities:
            Depreciation and amortization                               26,214       42,958
            Provision for doubtful accounts                                  0       10,842
            Provision of slow moving inventory                          29,169            0
            Stock issued for services                                   25,624       25,624
            Fair market value of stock options issued for services           0       43,542
            Contributed executive services                              36,000       36,000
            Loss on disposal of equipment                                    0        6,247
       Increase (decrease) resulting from changes in:
            Trade receivables                                            4,381      (83,833)
            Inventory                                                   59,795      (37,212)
            Other current assets                                        12,084      (11,067)
            Intangible and other assets                                 12,800       (2,880)
            Accounts payable                                           108,745      (26,751)
            Accrued expenses                                            31,880       44,125
            Customer deposits                                         (172,620)         611
            Income taxes payable                                        (1,600)           0
                                                                     ---------    ---------

       Net cash provided by (used in) operating activities             195,986     (216,288)
                                                                     ---------    ---------

INVESTING ACTIVITIES
       Purchase of property and equipment                              (10,554)     (37,397)
       Tooling deposit                                                 (40,000)           0
                                                                     ---------    ---------

       Net cash used by investing activities                           (50,554)     (37,397)
                                                                     ---------    ---------


      See accompanying notes to consolidated interim financial statements

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                For the Six Months Ended August 31, 2001 and 2000

--------------------------------------------------------------------------------

                                                                  For the six months
                                                                   ended August 31,
                                                                   2001        2000
                                                                   ----        ----
FINANCING ACTIVITIES
       Sale of common stock                                     $       0    $ 200,000
       Repurchase preferred stock                                (350,000)           0
       Proceeds from stockholder's advances                       350,000       80,200
       Repayment of stockholder's advances                       (127,450)           0
                                                                ---------    ---------

       Net cash (used in) provided by financing activities       (127,450)     280,200
                                                                ---------    ---------

       NET INCREASE IN CASH                                        17,982       26,515

Cash at beginning of period                                       111,017       35,791
                                                                ---------    ---------

Cash at end of period                                           $ 128,999    $  62,306
                                                                =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION

       Cash paid during the period for
            Interest                                            $       0    $       0
                                                                =========    =========

            Income taxes                                        $   1,600    $   1,600
                                                                =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES

       Stock issued for services and settlement of litigation   $  76,924    $ 145,200
                                                                =========    =========

       Contributed executive services                           $  36,000    $  22,392
                                                                =========    =========

       Settlement of stockholder receivable for services        $       0    $  13,608
                                                                =========    =========

       Stock options issued for services                        $       0    $  43,542
                                                                =========    =========


      See accompanying notes to consolidated interim financial statements

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                 August 31, 2001

-------------------------------------------------------------------------------

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

         During February 2001, SET entered into a strategic alliance with Nikken Global, Inc. and Kenko World (collectively "Nikken"), whereby Nikken is expected to obtain exclusive rights to distribute the SET products and technology for a period of 10 years commencing March 1, 2001 and expiring March 1, 2011. Nikken is one of the leading direct distribution organizations in the world. The agreement renews automatically for 3 additional successive 1 year periods, or until either of the parties gives 3 months written notice prior to the end of the current term. The agreement will be worldwide and royalty free. Revenues from the Company's sales to Nikken approximated $381,000 for the three-month period ended August 31, 2001. Revenues from the Company's sales to Nikken approximated $1,184,000 for the six-month period ended August 31, 2001.

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

         Prior to entering into this strategic alliance, the Company entered into a patent

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                 August 31, 2001

-------------------------------------------------------------------------------

NOTE A:  ORGANIZATION AND DESCRIPTION OF BUSINESS

         license agreement with Innova Pure Water, Inc. (Innova), whereby Innova granted the Company a limited non-exclusive license to manufacture, market, distribute and sell all portable water filtration bottles that are filled from the top for a period of one year (initial term). The Company and Innova, respectively, hold patents covering the majority of all portable water filtration bottle design concepts. The agreement is renewable on an annual basis providing the minimum unit sales levels are achieved. The minimum unit sales level of 100,000 is a condition of renewal for the initial term and escalates in 100,000 unit increments with 500,000 units as a condition for renewal for the fifth and all subsequent renewal periods. The license agreement is worldwide and requires a royalty ranging from $.25 to $.40 for each unit sold. Royalty expense for the three-month period August 31, 2001, and 2000 was approximately $23,000 and $-0-, respectively. Royalty expense for the six-month period August 31, 2001 and 2000 was approximately $71,000 and $-0-, respectively. Royalty expenses are included in selling expenses in the accompanying consolidated statements of operations.

         Prior to February 2001, SET developed, manufactured and sold its water filtration products through retailers and multilevel marketing programs.

NOTE B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Interim Financial Information

         The accompanying interim consolidated balance sheet as of August 31, 2001 and the consolidated statements of operations and cash flows for the three months and six months ended August 31, 2001 and 2000, together with the related notes are unaudited and in the opinion of management, include all normal recurring adjustments that the Company considers necessary. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. Inventories and cost of goods sold have been estimated based on the purchases and sales from the most recent physical inventory. Results for the three-months and six-months ended August 31, 2001 and 2000 are not necessarily indicative of results for an entire year. A more complete description of accounting policies and disclosures is included in the Company's annual report on Form 10 KSB.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                 August 31, 2001

-------------------------------------------------------------------------------

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

         At August 31, 2001, the Company had net operating loss carry forwards which may be utilized to offset taxable income.

         Profit (Loss) Per Common Share

         Basic net profit (loss) per common share is computed by dividing net loss by the weighted average number of outstanding common shares during the periods

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                 August 31, 2001

-------------------------------------------------------------------------------

NOTE B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

         presented. At August 31, 2001, diluted profit (loss) per common share is not materially different from primary profit (loss) per common share. At August 31, 2000, basic profit (loss) per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company's stock option plan, warrants and convertible debt would be anti-dilutive.

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

         The exercise price of each stock option is not to be greater than the fair market value of the stock at the date of grant, or the par value of the stock at the date of grant. However, the Board, or Compensation Committee, at its discretion, may grant options with an exercise price less than fair market value at the date of grant, but not less than the greater of the par value of the stock or 50% of the fair market value. Fair market value is defined as the mean of the sale or bid

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                 August 31, 2001

-------------------------------------------------------------------------------

NOTE C:  STOCK COMPENSATION PLAN, continued

         prices on each of the five trading days immediately preceding the date as of which such determination is made.

         Stock options expire on the earlier of (a) ten years from the date of grant, (b) six months from the date an employee ceases employment due to permanent disability, (c) the date of termination for an employee for reasons other than retirement, disability of death (however, may be extended by the Board for up to three years), or (d) three months from the date an employee retires with permission from the Board. The date at which the options may be exercised will be determined by the Board at the time of grant. There were no options outstanding under this Plan at August 31, 2001.

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

         Contributed Executive Services

         Contributed executive services of $18,000 was recorded for the three-month periods ended August 31, 2001 and 2000. Contributed executive services was

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                 August 31, 2001

-------------------------------------------------------------------------------

NOTE D:  CAPITAL STRUCTURE AND MAJOR CONTRACTS, continued

         $36,000 and $22,392 for the six-month periods ended August 31, 2001 and 2000, respectively. Contributed executive services represent an estimate of the fair value of services donated by the President of the Company.

         Celebrity Endorsement Contract

         During March 2000, the Company entered into a celebrity consulting and endorsement contract, which calls for the issuance of 110,000 shares of common stock for services to be performed during the term of the contract, which ends December 31, 2002. The shares were issued and recorded to contributed capital at fair market value of $145,200 and the related expense is amortized over the life of the contract, with a contra equity account of $68,329 representing unearned compensation at August 31, 2001. Additionally, commission payments are to be made for 2.5% of gross revenue derived by the Company from sales of the Company's products in which the consultant directly participates, for example the Red Cross, US States Armed Forces and similar organizations. No such sales occurred during the six-month periods ended August 31, 2001 and 2000.

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

         The options expire after three years, and vest one third per year based on performance benchmarks to be achieved according to the contract. The first third vested on the effective date of the agreement as an enticement to enter into the agreement. The fair market value of the options earned during the six-months ended August 31, 2000 was estimated at $43,542 and recorded to expense with an offset to additional paid in capital.

         During May 2001, the parties mutually agreed to terminate the consulting agreement and no additional options were granted as the performance benchmarks were not achieved.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                 August 31, 2001

-------------------------------------------------------------------------------

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

         During April through June 2001, the Company repaid $127,500 in such advances.

         Interest expense relating to these advances during the six-month periods ended August 31, 2001 and 2000 amounted to approximately $12,700 and $-0-, respectively.

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

Results of Operations

Our revenues for the second quarter ended August 31, 2001 were $444,400, which were higher than the revenues of $257,608 for the second quarter ended August 31, 2000. Our revenues for the first six months ended August 31, 2001 were $1,345,738, which were significantly higher than the revenues of $607,334 for the first six months ended August 31, 2000.

For the three months ended August 31, 2001, our costs of sales as a percentage of revenue were 71.9 %, which compares to 52.3% for the same three months in 2000. For the six months ended August 31, 2001, our costs of sales as a percentage of revenue were 58.3 %, which compares to 49.1% for the same six months in 2000. Costs of sales include all costs incurred in the manufacturing process. The major components of direct costs are direct labor and associated benefits, materials and freight. The major components of indirect job costs are indirect labor costs and associated benefits and depreciation of production equipment. The slightly higher costs of sales continue to reflect the more labor intensive products we produce to meet Nikken's requirements and additional inventory reserves. However, we believe that our costs of sales will be lower as we increase our manufacturing volume. We continue to strive for better control over our costs of sales.

Gross profit from operations for the three months ended August 31, 2001 was $124,785 or 28.1% of revenue. This compares to gross profit for the three months ended August 31, 2000 of $122,715 or 47.6 % of revenue. For the six months ended August 31, 2001, gross profit was $561,354 or 41.7% of revenue, compared to gross profit for the six months ended August 31, 2000 of $309,138, or 50.9 % of revenue.

Our general and administrative expenses were $160,126 for the three months ended August 31, 2001, compared to $188,155 for the three months ended August 31, 2000. For the six months ended August 31, 2001, our general and administrative expenses were $426,996, compared to $439,949 for the six months ended August 31, 2000. Our general and administrative expenses have remained relatively steady during all of these periods. The major components of general and administrative expenses are office salaries and associated payroll costs, general and health insurance costs, rent, telephone, accounting and legal expenses.

We had a net loss of $78,626, or less than one cent per share, for the second quarter ended August 31, 2001 compared to a net loss of $126,117, or $0.02 per share for the second quarter ended August 31, 2000. For the six months ended August 31, 2001, we had net income of $23,514, or less than one cent per share, compared to a net loss of $264,494, or $0.04 per share for the six months ended August 31, 2000.

The primary factor affecting our performance continues to be related to our arrangement with a major customer, Nikken Global, Inc. and Kenko World (which we will collectively call Nikken).

In February, 2001, we began an ongoing arrangement with Nikken. Our arrangement with Nikken requires a thirty percent deposit with the purchase order and the balance due within fifteen days from delivery. During the second fiscal quarter, demand for our primary Nikken product, the 33 oz. Sport Top model, leveled out. At approximately the same time, we had developed a new product, our Flip-Top Portable Drinking Water model and were ready to introduce it. Our eventual economic arrangement with Nikken required us to convert their existing inventory of 33 oz. Sport Top models to our new 24 oz. Flip-Top Portable Drinking Water model as a part of our ongoing program. This replacement program affects our profitability as we replace existing Nikken inventory. We are now selling our new 24 oz. Flip-Top Portable Drinking Water model and continue to fulfill orders for a smaller 24 oz. Sport Top model through Nikken. We have received three purchase orders subsequent to the end of the second fiscal quarter. Both of our products enable Nikken to offer various marketing and packaging combinations with the interchangeable filters and bottles. We plan to increase our production capacity to meet the anticipated demand from Nikken for the Flip-Top Portable Drinking Water model as well as the redesigned Sport Top Model.

Our plan for the remainder of the fiscal year remains to market primarily these Sport-Top and Flip-Top Portable Water Filtration Products principally through Nikken. We also plan to market our brand-name product line through non-profit organizations which do not resell to distributors or sell to consumers, such as the Red Cross or the U.S. Armed Forces. Despite our loss in the second quarter, we are optimistic that we have a reasonable probability of becoming profitable by fiscal year end, although we are not in a position to guarantee such a prediction at this point. The probability of our having a profitable year will depend, to a large extent, upon the public acceptance of our Portable Drinking Water models and our ability to manufacture enough product in the event of increased demand.

Liquidity and Capital Resources

Our operating activities generated $195,986 for the six months ended August 31, 2001, compared to using $216,288 for the six months ended August 31, 2000. The increased sales and steady general and administrative expenses accounted for this increase.

Our investing activities used $50,554 for the six months ended August 31, 2001, compared to using $37,397 or the six months ended August 31, 2000. All investing activities were directed toward the purchase of property and equipment.

We used $127,450 from financing activities for the six months ended August 31, 2001, compared to receiving $280,200 for the six months ended August 31, 2000. We used funds from our operations to repay prior stockholder advances.

Our net cash at August 31, 2001 was $128,999, compared to $62,306 at August 31, 2000.

Accounts payable increased by $108,745 at August 31, 2001 as a result of additional inventory component costs by third party manufacturers due to increased demand for our product. Inventories increased by $59,795 at August 31, 2001.

Our financial situation has remained steady in this fiscal quarter, despite our loss. We had purchase orders which came in after the end of the fiscal quarter. These orders cause us to anticipate an increase in revenues for our third quarter over the second quarter. It is too early to tell whether this will translate into a profitable quarter or a profitable overall year. Our main goal at this point remains to increase our revenues through the sale of our new product, the Flip-Top Portable Drinking Water model. If we are successful in doing so, we expect to see our financial situation become healthier in the next fiscal quarter. We still believe that we remain undercapitalized for the activities which we plan to undertake in the next twelve months. We plan to focus on marketing the Flip-Top Portable Drinking Water model to achieve profitable operations and positive earnings for our fiscal year.

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


                           Dated: October 19, 2001


                           SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.



                              /s/ Carl Palmer
                           -----------------------------------------------------
                           Carl Palmer, President and Chief Executive Officer (Principal Executive Officer)