Form 10QSB
period 2001-11-30
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2002-01-14
CIK 1056757

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended November 30, 2001
                         Commission file number 0-29373

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

                                   ----------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,191,480 shares of Common Stock, $.001 par value per share, outstanding as of November 30, 2001.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

       FORM 10QSB QUARTERLY REPORT FOR THE QUARTER ENDED NOVEMBER 30, 2001

                                TABLE OF CONTENTS


Part I -- Financial Information

     Item 1.   Financial Statements

         Consolidated Balance Sheet - November 30, 2001

         Consolidated Statements of Operations for the Three Months ended November 30, 2001 and 2000

         Consolidated Statements of Operations for the Nine Months ended November 30, 2001 and 2000

         Consolidated Statements of Cash Flows for the Nine Months ended November 30, 2001 and 2000

         Notes to Consolidated Financial Statements - November 30, 2001

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II -- Other Information

     Item 1.   Legal Proceedings

     Item 6.   Exhibits and Reports on Form 8-K

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               November 30, 2001

--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
       Cash                                                $166,367
       Trade receivables, net                               145,433
       Inventory, net                                       268,938
                                                           --------

             Total current assets                           580,738
                                                           --------

PROPERTY AND EQUIPMENT, NET                                 126,447

INTANGIBLE ASSETS, NET                                       13,909

OTHER ASSETS                                                    500
                                                           --------

             Total non-current assets                       140,856
                                                           --------

TOTAL ASSETS                                               $721,594
                                                           ========

      See accompanying notes to consolidated interim financial statements.

                    SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               November 30, 2001

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
       Accounts payable                                               $   185,479
       Accrued expenses                                                   383,999
       Customer deposits                                                  159,737
       Stockholder advances                                               329,588
                                                                      -----------

             Total current liabilities                                  1,058,803
                                                                      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
       Preferred stock, $.01 par value
             Series "AAA", 8,000 shares authorized,
               issued and outstanding                                          80
       Common stock $.001 par value - 50,000,000 shares
           authorized; 9,191,480 shares issued and outstanding              9,191
       Additional paid-in capital                                       2,885,034
       Accumulated deficit                                             (3,175,997)
       Unearned compensation                                              (55,517)
                                                                      -----------

             Total stockholders' deficit                                 (337,209)
                                                                      -----------

TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                                          $   721,594
                                                                      ===========

      See accompanying notes to consolidated interim financial statements.

                    SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              For the Three Months Ended November 30, 2001 and 2000

--------------------------------------------------------------------------------

                                            For the three months
                                             ended November 30,
                                          --------------------------
                                             2001           2000
                                          -----------    -----------
SALES                                     $   355,820    $    97,105
COST OF SALES                                 136,417         64,029
                                          -----------    -----------
             Gross profit                     219,403         33,076
                                          -----------    -----------
OPERATING EXPENSES
       Selling                                 26,158         53,183
       General and Administrative             177,024        165,234
                                          -----------    -----------
             Total expenses                   203,182        218,417
                                          -----------    -----------
PROFIT (LOSS) FROM OPERATIONS                  16,221       (185,341)

OTHER EXPENSES
       Interest expense                        (7,851)         1,233
                                          -----------    -----------
PROFIT (LOSS) BEFORE PROVISION
       FOR INCOME TAXES                         8,370       (184,108)

PROVISION FOR INCOME TAXES                          0              0
                                          -----------    -----------
             Net income (loss)            $     8,370    $  (184,108)
                                          ===========    ===========
BASIC AND DILUTED PROFIT (LOSS)
       PER SHARE                          $      0.00    $     (0.02)
                                          ===========    ===========
SHARES USED IN COMPUTING
       EARINGS PER COMMON AND
          COMMON EQUIVALENT SHARE:

             BASIC                          8,975,714      8,556,956
                                          ===========    ===========
             DILUTED                       13,745,723      8,556,956
                                          ===========    ===========

      See accompanying notes to consolidated interim financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              For the Nine Months Ended November 30, 2001 and 2000

--------------------------------------------------------------------------------

                                                    For the nine months
                                                    ended November 30,
                                                --------------------------
                                                       2001           2000
                                                -----------    -----------
SALES                                           $ 1,701,558    $   704,439
COST OF SALES                                       920,801        362,225
                                                -----------    -----------
             Gross profit                           780,757        342,214
                                                -----------    -----------
OPERATING EXPENSES
       Selling                                      122,383        178,685
       General and Administrative                   604,020        605,183
                                                -----------    -----------
             Total expenses                         726,403        783,868
                                                -----------    -----------
PROFIT (LOSS) FROM OPERATIONS                        54,354       (441,654)

OTHER EXPENSES
       Interest expense                             (20,870)        (6,948)
                                                -----------    -----------
PROFIT (LOSS) BEFORE PROVISION
       FOR INCOME TAXES                              33,484       (448,602)

PROVISION FOR INCOME TAXES                           (1,600)             0
                                                -----------    -----------
             Net income (loss)                  $    31,884    $  (448,602)
                                                ===========    ===========
BASIC AND DILUTED PROFIT (LOSS)
       PER SHARE                                $      0.00    $     (0.05)
                                                ===========    ===========
SHARES USED IN COMPUTING
       EARINGS PER COMMON AND
          COMMON EQUIVALENT SHARE:
             BASIC                                8,975,714      8,556,956
                                                ===========    ===========
             DILUTED                             13,745,723      8,556,956
                                                ===========    ===========

      See accompanying notes to consolidated interim financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              For the Nine Months Ended November 30, 2001 and 2000

--------------------------------------------------------------------------------

                                                                            For the nine months
                                                                             ended November 30,
                                                                           ----------------------
                                                                             2001         2000
                                                                           ---------    ---------
OPERATING ACTIVITIES
       Net profit (loss)                                                   $  31,884    $(448,602)
       Adjustments to reconcile net profit (loss) to net
       cash provided by (used in) operating activities:
             Depreciation and amortization                                    39,239       60,457
             Provision for doubtful accounts                                   6,003        7,465
             Stock issued for services                                        38,435       38,435
             Fair market value of stock options issued for services                0       50,055
             Contributed executive services                                   54,000       54,000
             Estimated reserve for returned product                           29,169            0
             Loss on disposal of equipment                                         0        6,247
       Increase (decrease) resulting from changes in:
             Trade receivables                                              (135,768)      12,727
             Inventory                                                        51,354      (42,337)
             Other current assets                                             12,084        4,470
             Intangible and other assets                                      12,850       (3,780)
             Accounts payable                                                 97,021       (2,288)
             Accrued expenses                                                 24,176       61,220
             Customer deposits                                               (46,638)      (3,392)
             Income taxes payable                                             (1,600)           0
                                                                           ---------    ---------

       Net cash provided by (used in) operating activities                   212,209     (205,323)
                                                                           ---------    ---------

INVESTING ACTIVITIES
       Purchase of property and equipment                                    (29,409)     (52,934)
                                                                           ---------    ---------

       Net cash used by investing activities                               $ (29,409)   $ (52,934)
                                                                           ---------    ---------


      See accompanying notes to consolidated interim financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              For the Nine Months Ended November 30, 2001 and 2000

--------------------------------------------------------------------------------

                                                                     For the nine months
                                                                      ended November 30,
                                                                    ----------------------
                                                                         2001         2000
                                                                    ---------    ---------
FINANCING ACTIVITIES
       Sale of common stock                                         $       0    $ 200,000
       Repurchase preferred stock                                    (350,000)           0
       Proceeds from stockholder's advances                           350,000      105,200
       Repayment of stockholder's advances                           (127,450)     (60,200)
                                                                    ---------    ---------
       Net cash (used in) provided by financing activities           (127,450)     245,000
                                                                    ---------    ---------
       NET INCREASE (DECREASE) IN CASH                                 55,350      (13,257)
Cash at beginning of period                                           111,017       35,791
                                                                    ---------    ---------
Cash at end of period                                               $ 166,367    $  22,534
                                                                    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION
       Cash paid during the period for:
             Interest                                               $       0    $   4,925
                                                                    =========    =========
             Income taxes                                           $   1,600    $   1,600
                                                                    =========    =========
NON-CASH INVESTING AND FINANCING ACTIVITIES
       Stock issued for services and settlement of litigation       $  89,735    $ 254,400
                                                                    =========    =========
       Contributed executive services                               $  54,000    $  40,392
                                                                    =========    =========
       Settlement of stockholder receivable for services            $       0    $  13,608
                                                                    =========    =========
       Stock options issued for services                            $       0    $  50,055
                                                                    =========    =========

      See accompanying notes to consolidated interim financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                November 30, 2001
--------------------------------------------------------------------------------

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

         During February 2001, SET entered into a strategic alliance with Nikken Global, Inc. and Kenko World (collectively "Nikken"), whereby Nikken has obtained exclusive rights to distribute the SET products and technology. Nikken is one of the leading direct distribution organizations in the world. The alliance will be worldwide and royalty free. Revenues from the Company's sales to Nikken approximated $303,000 for the three-month period ended November 30, 2001. Revenues from the Company's sales to Nikken approximated $1,487,000 for the nine-month period ended November 30, 2001.

         The arrangement contains minimum unit or sales levels, and requires Nikken to deposit 30 percent of the total cost of each order. The balance of each order is due within fifteen days of delivery. As of November 30, 2001, SET received approximately $157,000 as a deposit towards purchase orders of $177,000.

         SET reserved its rights to continue marketing and selling its products and technology to nonprofit organizations that do not resell to distributors or sell to consumers, for example the Red Cross, US Armed Forces and similar organizations.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                November 30, 2001
--------------------------------------------------------------------------------

         Prior to entering into this strategic alliance, the Company entered into a patent license agreement with Innova Pure Water, Inc. (Innova), whereby Innova granted the Company a limited non-exclusive license to manufacture, market, distribute and sell all portable water filtration bottles that are filled from the top for a period of one year (initial term). The Company and Innova, respectively, hold patents covering the majority of all portable water filtration bottle design concepts. The agreement is renewable on an annual basis providing the minimum unit sales levels are achieved. The minimum unit sales level of 100,000 is a condition of renewal for the initial term and escalates in 100,000 unit increments with 500,000 units as a condition for renewal for the fifth and all subsequent renewal periods. The license agreement is worldwide and requires a royalty ranging from $.25 to $.40 for each unit sold. Royalty expense for the three-month period November 30, 2001, and 2000 was approximately $21,000 and $-0-, respectively. Royalty expense for the nine-month period November 30, 2001 and 2000 was approximately $92,000 and $-0-, respectively. Royalty expenses are included in selling expenses in the accompanying consolidated statements of operations.

         Prior to February 2001, SET developed, manufactured and sold its water filtration products through retailers and multilevel marketing programs.

NOTE B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Interim Financial Information

         The accompanying interim consolidated balance sheet as of November 30, 2001 and the consolidated statements of operations and cash flows for the three months and nine-months ended November 31, 2001 and 2000, together with the related notes are unaudited and in the opinion of management, include all normal recurring adjustments that the Company considers necessary. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. Inventories and cost of goods sold have been estimated based on the purchases and sales from the most recent physical inventory. Results for the three-months and nine-months ended November 30, 2001 and 2000 are not necessarily indicative of results for an entire year. A more complete description of accounting policies and disclosures is included in the Company's annual report on Form 10 KSB.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                November 30, 2001
--------------------------------------------------------------------------------

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

         At November 30, 2001, the Company had net operating loss carry forwards which may be utilized to offset taxable income.

         Profit (Loss) Per Common Share

         Basic net profit (loss) per common share is computed by dividing net loss by the weighted average number of outstanding common shares during the periods presented. At November 30, 2001, diluted profit (loss) per common share is not materially different from primary profit (loss) per common share. At November

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                November 30, 2001
--------------------------------------------------------------------------------

         30, 2000, basic profit (loss) per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company's stock option plan, warrants and convertible debt would be anti-dilutive.

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

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                November 30, 2001
--------------------------------------------------------------------------------

         Stock options expire on the earlier of (a) ten years from the date of grant, (b) six months from the date an employee ceases employment due to permanent disability, (c) the date of termination for an employee for reasons other than retirement, disability of death (however, may be extended by the Board for up to three years), or (d) three months from the date an employee retires with permission from the Board. The date at which the options may be exercised will be determined by the Board at the time of grant. There were no options outstanding under this Plan at November 30, 2001.

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

         Contributed Executive Services

         Contributed executive services of $18,000 was recorded for the three-month periods ended November 30, 2001 and 2000. Contributed executive services was $54,000 and $54,000 for the nine-month periods ended November 30, 2001 and 2000, respectively. Contributed executive services represent an estimate of the fair value of services donated by the President of the Company.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                November 30, 2001
--------------------------------------------------------------------------------

         Celebrity Endorsement Contract

         During March 2000, the Company entered into a celebrity consulting and endorsement contract, which calls for the issuance of 110,000 shares of common stock for services to be performed during the term of the contract, which ends December 31, 2002. The shares were issued and recorded to contributed capital at fair market value of $145,200 and the related expense is amortized over the life of the contract, with a contra equity account of $55,517 representing unearned compensation at November 30, 2001. Additionally, commission payments are to be made for 2.5% of gross revenue derived by the Company from sales of the Company's products in which the consultant directly participates, for example the Red Cross, US States Armed Forces and similar organizations. No such sales occurred during the nine-month periods ended November 30, 2001 and 2000.

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

         The options expire after three years, and vest one third per year based on performance benchmarks to be achieved according to the contract. The first third vested on the effective date of the agreement as an enticement to enter into the agreement. The fair market value of the options earned during the nine-months ended November 30, 2000 was estimated at approximately $50,000 and recorded to expense with an offset to additional paid in capital.

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

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                November 30, 2001
--------------------------------------------------------------------------------

         During March 2001, the Company sold inventory products to an affiliated entity of the principal stockholder of the Company for $12,000.

         As of February 28, 2001, the Company had unpaid stockholder advances of approximately $107,000. During April through June 2001, the Company repaid $107,000 in such advances. Outstanding stockholder advances accrue interest at 7.5 percent per annum and mature on dates ranging from November 2001 through January 2002.

         In connection with the repurchase of preferred stock, the Company's principal stockholder loaned the Company $350,000. This loan bears interest at 10 percent and is repayable upon demand. The Company has repaid $20,500 in such advances.

         Interest expense relating to these advances during the nine-month periods ended November 30, 2001 and 2000 amounted to approximately $22,900 and $-0-, respectively.

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

PART I -- ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this document to "us," "we," or "our Company" refer to Seychelle Environmental Technologies, Inc., its predecessor, and its subsidiary.

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

Results of Operations

Our revenues for the third quarter ended November 30, 2001 were $355,820, which were significantly higher than the revenues of $97,105 for the third quarter ended November 30, 2000. Our revenues for the first nine months ended November 30, 2001 were $1,701,558, which were significantly higher than the revenues of $704,439 for the first nine months ended November 30, 2000.

For the three months ended November 30, 2001, our costs of sales as a percentage of revenue were 38.34%, compared to 65.94% for the same three months in 2000. For the nine months ended November 30, 2001, our costs of sales as a percentage of revenue were 54.11 %, which compares to 51.42% for the same nine months in 2000. Costs of sales include all costs incurred in the manufacturing process. The major components of direct costs are direct labor and associated benefits, materials and freight. The major components of indirect job costs are indirect labor costs and associated benefits and depreciation of production equipment. Our costs of sales were significantly lower for the three months ended November 30, 2001 because we received approximately $40,000 worth of components from a supplier without cost to us which we used to manufacture our products. These were exchanges for defective products which had been expensed in prior periods. This conversion is now complete. Therefore, we expect that our costs of sales will return to their previous margins in the next fiscal quarter, as we increase our manufacturing volume.

Gross profit from operations for the three months ended November 30, 2001 was $219,403 or 61.66% of revenue. This compares to gross profit for the three months ended November 30, 2000 of $33,076 or 34.06 % of revenue. For the nine months ended November 30, 2001, gross profit was $780,757 or 45.88% of revenue, compared to gross profit for the nine months ended November 30, 2000 of $342,214, or 48.58 % of revenue.

Our general and administrative expenses were $177,024 for the three months ended November 30, 2001, compared to $165,234 for the three months ended November 30, 2000. For the nine months ended November 30, 2001, our general and administrative expenses were $604,020, compared to $605,183 for the nine months ended November 30, 2000. Our general and administrative expenses have continued to remain steady during all of these periods. The major components of general and administrative expenses are office salaries and associated payroll costs, general and health insurance costs, rent, telephone, accounting and legal expenses.

We had a net profit of $8,370, or less than one cent per share, for the third quarter ended November 30, 2001 compared to a net loss of $184,108, or approximately $0.02 per share for the third quarter ended November 30, 2000. For the nine months ended November 30, 2001, we had net income of $31,884, or less than one cent per share, as compared to a net loss of $448,602, or approximately $.05 per share for the nine months ended November 30, 2000.

Our arrangement with a major customer, Nikken Global, Inc. and Kenko World (which we will collectively call Nikken) continues to be our primary focus as we also continue to develop new consumer products for personal, home and office use for expansion into other markets both domestically and internationally.

In February, 2001, we began an ongoing arrangement with Nikken. Our arrangement with Nikken requires a thirty percent deposit with the purchase order and the balance due within fifteen days from delivery. The conversion to our Flip-Top Portable Drinking Water model from the 33 oz. Sport Top models, which began in the second fiscal quarter, is now complete. This conversion program affected our profitability as we replaced existing Nikken inventory. However, we were aided in this process by a supplier who provided us with components without cost to us.

With the completion of the conversion, we are now selling our new 24 oz. Flip-Top Portable Drinking Water model as well as monthly orders for a smaller 24 oz. Sport Top model through Nikken. Both of our products enable Nikken to offer various marketing and packaging combinations with the interchangeable filters and bottles. We plan to increase our production capacity in the next fiscal year to meet the anticipated demand from Nikken for the Flip-Top Portable Drinking Water model as well as the redesigned Sport Top Model.

Our plan for the fourth quarter of our fiscal year remains to primarily market these Sport-Top and Flip-Top Portable Water Filtration Products through Nikken. Any new products developed by us will be available for marketing and sales in the first fiscal quarter of next year. These include international products that will coordinate with the concerns of disaster preparedness and international health. We also plan to market our brand-name product line through non-profit organizations which do not resell to distributors or sell to consumers, such as philanthropic organizations, universities, international missionary activities, and military forces. We are optimistic that we have a reasonable probability of being profitable as of our fiscal year end, although we are not in a position to guarantee such a prediction at this point. Our probability of having a profitable year will depend, to a large extent, upon the volume of sales which we achieve with our products through Nikken.

Liquidity and Capital Resources

Our operating activities generated $212,209 for the nine months ended November 30, 2001, compared to using $205,323 for the nine months ended November 30, 2000. The increased sales and steady general and administrative expenses accounted for this increase.

Our investing activities used $29,409 for the nine months ended November 30, 2001, compared to using $52,934 for the nine months ended November 30, 2000. All investing activities were directed toward the purchase of property and equipment.

We used $127,450 from financing activities for the nine months ended November 30, 2001, compared to receiving $245,000 for the nine months ended November 30, 2000.

Our net cash at November 30, 2001 was $166,367, compared to $22,534 at November 30, 2000.

Accounts payable increased by $97,021 at November 30, 2001 as a result of additional inventory component costs by third party manufacturers due to increased demand for our product. Inventories increased by $ 51,354 at November 30, 2001.

We have been profitable for the third fiscal quarter and for the overall nine months of this fiscal year. Our main goal through the remainder of our fiscal year is to increase our revenues through the sale of our new product, the Flip-Top Portable Drinking Water model. We still believe that we remain undercapitalized for the activities which we plan to undertake in the next twelve months. We plan to focus on marketing the Flip-Top Portable Drinking Water model to achieve profitable operations and positive earnings for our fiscal year.

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

During May, 2001, Seychelle Water Technologies, Inc. was named and served with a lawsuit filed by SafeWater Anywhere, Inc. This lawsuit was filed in State Superior Court in Orange County, California. Mr. Carl Palmer was also named as a defendant. The complaint alleges breach of fiduciary duty, constructive fraud, promissory fraud, rescission, constructive trust, unfair trade practices, and conversion. The complaint sought unspecified damages and injunctive relief. We filed a motion with the court on behalf of all defendants to have this matter set for mediation/arbitration. The court approved our motion. Mediation/arbitration is pending. We continue to believe that this matter is without any merit and intend to vigorously defend our rights.

Otherwise, no legal proceedings of a material nature to which we are a party are pending, and we know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in his capacity as such.

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

    a. Exhibits
    b. No reports on Form 8-K


                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                  Dated: January 14, 2002


                  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.



                   /s/ Carl Palmer
                  --------------------------------------------------
                  Carl Palmer, President and Chief Executive Officer (Principal Executive Officer)