Form 10KSB
period 2002-02-28
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2002-06-14
CIK 1056757

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended: February 28, 2002
                           Commission File No. 0-29373

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year $1,971,774. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 28, 2002 was approximately $1,050,000 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, February 28, 2002, was 9,508,480.

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

     LACK OF HISTORY. Our Company was formed on January 23, 1998 and acquired the operations of a company which had been in existence since 1995. Since beginning operations, we had not been profitable for the first three years. However, we have not engaged in enough consistent business activity over a sustained period of time to be said to have a successful operating history. Our product lines and sales have generated enough revenue to support our Company since becoming profitable. Still, we have limited financial results upon which you may judge our potential. We have experienced in the past and may experience in the future under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business. These include:

          - operating as a public entity, incurring non-cost of sales expenses such as accounting, auditing, legal activities, and maintaining full compliance of a regulated reporting status,

          - substantial delays and expenses related to research, development and testing of our new products,

          - production and marketing problems encountered in connection with our existing products and technologies,

          -    competition from larger and more established companies, and

          - under-capitalization to challenge the lack of market acceptance of our new products and technologies.

     LIMITED PROFITABILITY. Sales of our products may not continue to generate sufficient revenues to fund our continuing operations. We may not continue to generate a positive cash flow or maintain profitability. To date, we have incurred significant losses. As of February 28, 2002, our accumulated revenue was $1,971,774. Even though we were marginally profitable last year, our accountants made a going concern qualification to their accounting opinion. For the fiscal year ended February 28, 2002, we incurred a net profit of $47,278 and for the previous fiscal year a net loss of $878,742. These profits are marginal as a result of:

          - significant legal and professional fees associated with regulated business activities and SEC reporting requirements

          -    lack of consistent sales to maintain profitability,

          - significant costs associated with the research and development of our products,

     INHERENTLY RISKY-COMPETITION. Because we are a company with a limited history, our operations will be extremely competitive and subject to numerous risks. The water filtration business is highly competitive with many companies having access to the same market. Substantially all of them have greater financial resources and longer operating histories than we have and can be expected to compete within the business in which we engage and intend to engage. There can be no assurance that we will have the necessary resources to be competitive. We are subject to the risks which are common with under-capitalized companies. Therefore, investors should consider an investment in us to be an extremely risky venture.

     NEED FOR ADDITIONAL FINANCING. For the foreseeable future, we expect to rely principally upon our cash flow, although we have raised limited private placement funds on occasion. We cannot guarantee the success of this plan. We believe that from time to time, we may have to obtain additional financing in order to conduct our business in a manner consistent with our proposed operations. There can be no guaranty that additional funds will be available when, and if, needed. If we are unable to obtain such financing, or if the terms there of are too costly, we may be forced to curtail proposed expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders' investment. At the present time, we have no definitive plans for additional financing.

     POTENTIAL INABILITY TO CONDUCT SUCCESSFUL OPERATIONS. The results of our operations will depend, among other things, upon our ability to develop and to market our water filtration products. Further, it is possible that our proposed operations will not continue to generate income sufficient to meet operating expenses or sustain ourselves. Our operations may be affected by many factors, some known by us, some unknown; and some which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our shareholders to be impaired or lost. Our technologies and products are in various stages of development. The development stage products may not be completed in time to allow production or marketing due to the inherent risks of new product and technology development, limitations on financing, competition, obsolescence, loss of key personnel and other factors. Although we may license or market our development technology at its current stage of development, there can be no assurance that we will be able to do so. Unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or in a determination that further development is not feasible.

     While we have a limited product line, the development of some of our technologies have taken longer than anticipated and could be additionally delayed. Therefore, there can be no assurance of timely completion and introduction of improved products on a cost-effective basis, or that such products, if introduced, will achieve market acceptance such that, in combination with existing products, they will sustain us or allow us to maintain profitable operations.

     DEPENDENCE UPON TECHNOLOGY. We are operating in a business, which requires extensive and continuing research, development and testing efforts. There can be no assurance that new products will not render our products obsolete or non-competitive at some time in the future.

     PROTECTION OF TECHNOLOGY. A successful challenge to the ownership of our technology could materially damage our business prospects. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have three U.S. patents issued and a license on two patents. Any issued patent may be challenged and invalidated. Patents may not issue from any of our future applications. Any claims allowed from existing or future pending patents may not be of sufficient scope or strength to provide significant protection for our products. Patents may not be issued in all countries where our products can be sold so as to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our patents or the patents which we license.

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

     COMPETITION. Technological competition from larger and more established companies is significant and expected to increase. Most of the companies with which we compete and expect to compete have far greater capital resources and more significant research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sale and marketing of their products than we can. In addition, one or more of our competitors may succeed or may already have succeeded in developing technologies and products that are more effective than any of those we currently offer or are developing. In addition, there can be no guarantee that we will be able to protect our technology from being copied or infringed upon. Therefore, there are no assurances that we will ever be able to obtain and to maintain a profitable position in the marketplace.

     SUCCESS DEPENDENT UPON MANAGEMENT. Our success is dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business. The loss of any or all of these individuals could have a materially adverse impact on our operations. On December 1, 2001, we entered into an employment agreement with our President.

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

     On January 30, 1998, we entered into an Exchange Agreement with Seychelle Water Technologies, Inc., a Nevada corporation ("SWT"), whereby we exchanged our issued and outstanding capital shares with the shareholders of SWT on a one share for one share basis. We became the parent company and SWT became a wholly owned subsidiary. SWT had been formed in 1997 to market water filtration systems of Aqua Vision International.

     On January 31, 1998, we entered into a Purchase Agreement to acquire all of the assets of Aqua Vision International, a private California entity. This Purchase Agreement was amended on February 26, 1999 to provide for the issuance of 8,000 shares of Series "AAA" Cumulative Convertible Preferred Voting Stock in lieu of all consideration which had remained unpaid under the original Purchase Agreement. Aqua Vision International had been in operation since 1995 to develop, manufacture, and market its own proprietary water filtration systems.

     As of February 28, 2001, we entered into a celebrity consulting and endorsement agreement with Mr. Pat Boone. This agreement calls for the issuance of 110,000 shares of common stock for services to be performed during the term of the agreement, which expires on December 31, 2002. Additionally, we will make commission payments of 2.5% of the gross revenue derived by us from sales of our products in which Mr. Boone directly participates.

     In 2000, we sold 235,295 shares of our common stock to an unaffiliated third party investor in a private placement for $200,000 in cash. We also granted a stock option to this investor to purchase an additional 235,295 restricted shares at $0.85 per share. This stock option expired in September, 2000. We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, for our exemption from registration on these transactions.

     In 2000, we entered into a consulting agreement with an unaffiliated third party to provide marketing and consulting services to us. We granted this unaffiliated third party a stock option to purchase 250,000 restricted shares of our common stock at $1.125 per share. The option expires after three years, and vests one-third per year based upon performance criteria in the consulting agreement. The first one-third vested upon the execution of the agreement. This agreement has been terminated, and no additional shares have vested.

     In April 2001, we repurchased all of our issued and outstanding Series A 13.5% Non-Voting, Cumulative Preferred Stock, $.01 par value per share. This repurchase was combined with a comprehensive settlement agreement, for the benefit of all parties, with the beneficial owner of the Preferred Stock. We also retired all of these Series A 13.5% Non-Voting, Cumulative Preferred

Stock, $.01 par value per share, along with the liability for associated dividends. The TAM Irrevocable Trust, one of our principal shareholders, loaned us $350,000.00 at 10% simple interest, repayable upon demand, to finance the transaction. However, all accrued interest on this note has been waived by the TAM Irrevocable Trust through the end of the fiscal year.

     Organization

     Our Company is presently comprised of one corporation with one subsidiary, Seychelle Water Technologies, Inc., a Nevada corporation. We have a trade name, "Seychelle Water Filtration Products, Inc.," which we use in our commercial operations.

     (b) Operations

     General

     We are implementing a business plan to manufacture and market a range of water filtration products. We are dedicated to improving the quality of life by providing highly effective, economical, convenient, durable, reliable filtration systems for assured quality drinking water. We design, manufacture and supply water filtration systems to the general public. These systems will range from portable water bottles that can be filled from nearly any available source, to units which provide entire water facilities at the point of entry for a facility. We also plan, in the coming year, to develop a product or products for a more diverse marketplace. We have the capability of tailoring systems to meet the needs of areas where specific water problems or severe water contamination exist, on a local or worldwide basis and have been funding research and development of more commercial and industrial lines of filtration.

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

     Our patented portable products reduce up to 99.8% of the forty-six (46) disclosed key contaminants listed by the EPA in these five basic areas. We combine selective micron physical filtration, adsorption, and reduction using sorbent medias and other materials. All portable products are engineered by first analyzing the forty-six (46) disclosed key contaminants and the contaminants' direct effect upon health from ingestion. These forty-six (46) disclosed key contaminants are considered in the design effort in order to reach maximum reduction percentages of these pollutants. Health claims are represented by the reduction in volume percentages as determined by various independent labs. Testing is continually performed, most recently achieving verification from Los Angeles County Laboratories - up to 95% reduction of analyte
Chromium 6.

     We develop and manufacture products in the area of water filtration. We have historically focused our manufacturing on our flagship Portable Water Filtration Systems that we have availed Nikken for distribution for the previous fiscal year. We also plan to begin marketing products into residential, commercial and industrial venues for both point-of-use and service applications.

     For the past year, our primary marketing focus has been our strategic alliance with Nikken Global, Inc. and Kenko World, two affiliated entities which are private multi-level marketing companies. We will collectively call them Nikken in this document. We were in negotiations to give to Nikken, subject to certain restrictions, the exclusive rights to distribute our products and technology for a period of ten years, commencing from March 1, 2001. This relationship would be renewable for three successive one-year periods thereafter, or until either party gives three months notice prior to the end of the current term.

     We are reducing the emphasis of business with Nikken for the coming fiscal year. We currently have limited sales pending with Nikken and do not foresee any expansion. We had one product which we marketed through Nikken: The PiMag Portable Water Filtration Bottle - 24oz. portable water filtration bottle. The device fills from the top and has an easy grip design that also fits into bike holders or a car caddy.

     However, we will also continue to promote our products and technologies to non-profit organizations, such as the Red Cross, the U.S. and international militaries, missionaries, charitable and fund-raising groups and other philanthropic organizations, which do not sell to distributors or resell to customers.

     We have spent much of our focus in the latter part of the last the fiscal year researching new technologies in the field of water filtration. We believe that these new technologies will be our focus in the coming fiscal year.

     We have been in active discussions to acquire a line of reverse osmosis-based products which are currently being developed in China. Subsequent to our fiscal year end, we completed an exclusive agreement with Heibei R.O. Environmental Technologies, which is a company that will produce membrane products for our sales and distribution in the United States. This agreement offers us the opportunity to expand into the home market with a product that we believe may be revolutionary and can be produced and sold at a price that we believe is extremely competitive to the market. We believe that this affiliation could further enable distribution of our portable filtration products throughout China.

     We also have been examining the ozonation process as a possible technology for us to pursue. Ozonation can be defined as an oxidation and disinfectant process used in the water filtration industry. Ozonation is an alternative to the chlorination processes used in water treatment. Various municipalities and water treatment facilities have been examining and are choosing ozonation as a replacement for chlorination because of ozones ability to effectively purify water without side effects. We have been reviewing ozonation technology for possible use with our existing intellectual properties as a means of removing materials economically for the consumer, commercial, and industrial markets. We have been looking at this technology for potential point-of-use filtration in various situations. Our plan would be to develop a product or products which will be able to purify water of bacteria in developed communities as well as those without electrical supply.

     We have completed negotiations for an agreement to acquire rights of Enviro(3) Care Incorporated, as well as all applicable intellectual properties. We will exercise our best efforts to complete the product packaging, marketing, and service in order to maximize sales and distribution of various ozonation products. This acquisition includes a patent and other trade secret assets which we plan to use to our advantage in our distribution. This product market includes home, spas, wells, R.V., agricultural, medical and other commercial and industrial applications.

     On June 6, 2002, we concluded the License Agreement for a product known as the "Hand Held Pump Technology." We licensed all proprietary rights associated with this technology, including patent #6,136,188 and the trademark Aqua Gear(TM) (#75/838,293). We will pay a two percent royalty and a one percent license of trademark fee on any sales using this technology during the term of the license. The License Agreement is for an initial term of five years, with five successive five-year renewals. We may market this technology in the United States and internationally. This offers us an additional proprietary product in the portable filtration industry. We believe that this purchase compliments our current product line.

     We also have been examining the possibility of entering the waste water recovery business. We are examining the possibility of developing a portable, reclamation system that would meet requirements of state and federally regulated industries discharging water into our environment. Regulations covering water discharge occur in municipalities, service, commercial and industrial industries. We have had discussions with companies which service municipalities and commercial services. We have no definite agreements at this point.

     We have entered into the first stage of contractual agreements with the representatives of a company in Japan on an exclusive basis to market and sell our entire product line throughout Japan. We anticipate completing the negotiations on this agreement within this fiscal year, although there can be no guarantee.

     We also have several products which we are not currently marketing but have been developing for marketing in the future to other consumer markets through avenues other than Nikken. In any event, our goal is to capture a significant share of the water filtration market using these and other products. We plan to continue to market our current products and to complete the additional products in research and development.

     (d) Raw Materials

     The use of proprietary medias in the manufacturing of our line of products is a major factor. To date, there is adequate availability of raw materials and proprietary medias for all of our products. We do not expect this situation to change in the near future.

     (e) Customers and Competition

     There are a number of established companies in the water filtration business, with no one company dominating this business. However, Innova Pure Water, Inc. (with whom we have a patent license agreement), and our company hold patents specifically covering the majority of all portable water filtration bottle design concepts. We cannot guarantee that we will be able to successfully compete.

     Our primary customer in the past has been Nikken. Most of our revenues for the past fiscal year have been based upon our sales through Nikken. We are reducing the emphasis of business with

Nikken for the coming fiscal year. We currently have limited sales pending with Nikken and do not foresee any expansion. We plan to expand the focus of our operations to include other products and markets.

     (f) Backlog

     As of February 28, 2002, we had a backorder of $595,305 in portable water filtration units.

     (g) Employees

     As of February 28, 2002, we had eleven (11) employees, four (4) corporate and administrative employees and seven (7) operations and warehouse employees. Until the calendar year end, these employees worked for us under a lease arrangement with an unaffiliated third party Professional Employer Organization. We have discontinued this arrangement as of January 1, 2002 and now manage all human resources internally. We hire additional employees, on a temporary or ongoing basis, as circumstances require.

     (h) Proprietary Information

     We own a patent for the Portable Water Filtration System with the filter cap assembly, Patent # 5,914,045. As described in the Abstract, it is "[a] filter assembly for a flexible, portable bottle having a sealing cap including a filter attached to the interior of the cap to filter out substantially all INORGANICS, ORGANICS, RADIOLOGICAL CHEMICALS AND MICROBIOLOGY. The filter assembly also may include a second filter or Iodinator sealed in the flexible bottle to further remove micro-organisms from water passing there-through. The filter assembly is designed so that the flexible bottle must be pressurized, as by being hand pressed, after it is filled with water to force flow of water through the [sic] either or both of the filters. The filter in the cap includes a check valve to allow the bottle to be re-pressurized after water has been dispensed from the bottle."

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

     In January, 2001, we entered into a non-exclusive patent license agreement with Innova which allows us, for a period of one year, to manufacture, market, distribute and sell all portable water filtration bottles which are filled from the top. The license is renewable on an annual basis providing the minimum unit sales levels are achieved. These minimum unit level sales are 100,000 as a condition of renewal for the initial term and escalate in 100,000 unit increments, with 500,000 units as a condition for renewal for the fifth and all subsequent renewal periods. The license agreement is worldwide and requires a royalty for each unit sold. Given the shift our focus in providing water filtration products, we are not sure if this license will continue or will be renegotiated at some point on different terms. In any case, we do not see this technology as being a material part of our operations in the future.

     On June 6, 2002, we concluded the License Agreement for a product known as the "Hand Held Pump Technology." We licensed all proprietary rights associated with this technology, including patent #6,136,188 and the trademark Aqua Gear(TM) (#75/838,293). We will pay a two percent royalty and a one percent license of trademark fee on any sales using this technology during the term of the license. The License Agreement is for an initial term of five years, with five successive five-year renewals.

     (i) Government Regulation

     We are not, as a company, subject to any material governmental regulation or approvals. However, our products are subject to inspection and evaluation by regulatory authorities who have jurisdiction over water quality standards. Such authorities are on the federal, state, and local level, both in the United States and overseas, where we market our products. Most of our products have already been inspected and evaluated by all applicable governmental authorities in the areas in which we operate or plan to operate in the near future. With respect to our new proposed focus of operations, we do not know if governmental regulation will have a material impact on us in the future.

     (j) Research and Development

     We have spent approximately $79,000 and $38,000 in research and development activities for the fiscal years ended February 28, 2002 and February 28, 2001, respectively.

     (k) Environmental Compliance

     At the present time we, as a company, are not subject to any material costs for compliance with any environmental laws. With respect to our new proposed focus of operations, we do not know if environmental compliance will have a material impact on us in the future.

     (l) Subsequent Events

     On June 6, 2002, we concluded the License Agreement for a product known as the "Hand Held Pump Technology." We licensed all proprietary rights associated with this technology, including patent #6,136,188 and the trademark Aqua Gear(TM) (#75/838,293). We will pay a two percent royalty and a one percent license of trademark fee on any sales using this technology during the term of the license. The License Agreement is for an initial term of five years, with five successive five-year renewals. We may market this technology in the United States and internationally.

     Subsequent to our fiscal year end, we completed an exclusive agreement with Heibei R.O. Environmental Technologies, which is a company that will produce membrane products for our sales and distribution in the United States. This agreement offers us the opportunity to expand into the home market with a product that we believe may be revolutionary and can be produced and sold at a price that we believe is extremely competitive to the market.

     We have completed negotiations for an agreement to acquire rights of Enviro(3) Care Incorporated, as well as all applicable intellectual properties. We will exercise our best efforts to complete the product packaging, marketing, and service in order to maximize sales and distribution of various ozonation products. This acquisition includes a patent and other trade secret assets which we plan to use to our advantage in our distribution. This product market includes home, spas, wells, R.V., agricultural, medical and other commercial and industrial applications.

ITEM 2. Description of Properties.

     As of February 28, 2002, our business office was located at 32921 Calle Perfecto, San Juan Capistrano, CA 92675. Our telephone number at this address is 949-234-1999. We pay a total of $8,020 in rent per month for approximately 13,000 square feet of office space through March 31, 2002, escalating to $8,750 per month through January 14, 2003. We have a three-year lease with an unaffiliated third party. We own our manufacturing equipment, office equipment and inventory.

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

     In February, 2002, Mr. Douglas Copp filed a lawsuit on behalf of himself and American Rescue Team International, Inc. against us, Nikken, and Carl Palmer in the U.S. District Court for the District of New Mexico. The Complaint, which is essentially a claim for royalty payments, alleges breach of contract, unfair trade practices, misappropriation of publicity, unjust enrichment, violation of the Lanham Act, and conspiracy. While we believe that the claims are without merit and will aggressively defend our rights. We plan to seek an early dismissal because we believe that the case was filed in the wrong court. We have not yet responded in this matter.

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

Fiscal Year 2002                                             High           Low
----------------                                            -----          -----

First Quarter
Common Shares                                               $1.28          $ .82

Second Quarter
Common Shares                                               $ .98          $ .35

Third Quarter
Common Shares                                               $ .40          $ .25

Fourth Quarter
Common Shares                                               $ .44          $ .20

Fiscal Year 2001                                             High           Low
----------------                                            -----          -----

First Quarter                                               $1.43          $ .75
Common Shares

Second Quarter                                              $1.10          $ .87
Common Shares

Third Quarter                                               $1.47          $ .62
Common Shares

Fourth Quarter                                              $1.62          $ .34
Common Shares

(b) Approximate Number of Holders of Common Stock

     As of February 28, 2002, a total of 9,508,480 of our shares of Common Stock were outstanding and approximately 273 holders of record owned these shares. However, we believe that we have a significantly greater number of shareholders because a substantial number of our shares are held in nominee name.

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

Results of Operations

     For the fiscal year ended February 28, 2002, we saw an increase in our sales revenues from the prior year. As a result we were marginally profitable for the fiscal year ended February 28, 2002. Our revenues increased for the fiscal year ended February 28, 2002 compared to the fiscal year ended February 28, 2001. They were $1,971,774 and $830,323, respectively.

     Costs of sales include all costs incurred in the manufacturing process. The major components of direct costs are direct labor and associated benefits, materials and freight. The major components of indirect job costs are indirect labor costs and associated benefits and depreciation of production equipment. Our costs of sales as a percentage of revenue decreased for the fiscal years ended February 28, 2002 and February 28, 2001. They were 63% and 70% respectively.

     Gross profit from operations was $738,331 or 37% for the year ended February 28, 2002, compared to $249,080 or 30% of revenue for the year ended February 28, 2001.

     Our general and administrative expenses were $505,407 for the year ended February 28, 2002 and $761,349 for the year ended February 28, 2001. The major components of general and administrative expenses are office salaries and associated payroll costs, general and health insurance costs, rent, telephone, accounting and legal expenses.

     We had a net profit of $47,278 for the year ended February 28, 2002, compared to a net loss of $(878,742) for the year ended February 28, 2001. Our basic and diluted income per share for the year ended February 28, 2002 was $0. Our basic and diluted loss per share for the year ended February 28, 2001 was $.11.

     While we have had a successful year marketing our products principally through Nikken, we plan to expand the scope of our products. We are reducing the emphasis of business with Nikken in the coming fiscal year.

     At this time, we believe that we can replace the revenues which Nikken provided, but do not know to what extent the loss of revenues will have an impact on us. We have had a similar situation in the past with a major customer and were able to replace the lost revenues within approximately a one year period. However, we cannot make a prediction at this point.

     On June 6, 2002, we concluded the License Agreement for a product known as the "Hand Held Pump Technology." We licensed all proprietary rights associated with this technology, including patent #6,136,188 and the trademark Aqua Gear(TM) (#75/838,293). We will pay a two percent royalty and a one percent license of trademark fee on any sales using this technology during the term of the license. The License Agreement is for an initial term of five years, with five successive five-year renewals. We may market this technology in the United States and internationally.

     Subsequent to our fiscal year end, we completed an exclusive agreement with Heibei R.O. Environmental Technologies, which is a company that will produce membrane products for our sales and distribution in the United States. This agreement offers us the opportunity to expand into the home market with a product that we believe may be revolutionary and can be produced and sold at a price that we believe is extremely competitive to the market.

     We have completed negotiations for an agreement to acquire rights of Enviro(3) Care Incorporated, as well as all applicable intellectual properties. We will exercise our best efforts to complete the product packaging, marketing, and service in order to maximize sales and distribution of various ozonation products. This acquisition includes a patent and other trade secret assets which we plan to use to our advantage in our distribution. This product market includes home, spas, wells, R.V., agricultural, medical and other commercial and industrial applications.

     We continue to be in active discussions with various companies concerning our current product line and the expansion of our business segments.

Liquidity and Capital Resources

     Our cash flows from operating activities produced a net $265,680 during the year ended February 28, 2002, compared to using a net $155,408 during the year ended February 28, 2001.

     Our investing activities used $27,796 during the year ended February 28, 2002, compared to using $29,366 for the year ended February 28, 2001. All investing activities were directed toward the purchase of equipment.

     Financing activities used $147,450 for the year ended February 28, 2002 compared to February 28, 2001 of $260,000. The cash for these activities came principally from sales of common stock and stockholder advances.

     Our net cash increased to $201,451 at February 28, 2002 from $111,017 at February 28, 2001.

     Inventories increased by $99,833 for the year ended February 28, 2002, compared to a decrease of $118,579 for the year ended February 28, 2001.

     We plan to continue to internally fund the expansion of our operations. However, we may investigate the use of outside funding, including debt financing or equity private placements. We have no specific plans for any outside funding at this point.

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

         Consolidated Statements of Changes in Stockholders' Deficit            F-5 to F-6

         Consolidated Statements of Cash Flows                                  F-7 to F-8

         Notes to Consolidated Financial Statements                             F-9 to F-29

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Seychelle Environmental Technologies, Inc.
San Juan Capistrano, California

We have audited the accompanying consolidated balance sheet of Seychelle Environmental, Technologies, Inc. and subsidiary as of February 28, 2002, and the related consolidated statements of operations, of changes in stockholders' deficit, and of cash flows for each of the two fiscal years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seychelle Environmental Technologies, Inc. and subsidiary at February 28, 2002 and the consolidated results of their operations and their cash flows for each of the two fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Solana Beach, California
June 7, 2002

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET
                                February 28, 2002

--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
       Cash                                                             $201,451
       Trade receivables, net of allowance for                           167,080
             doubtful accounts $42,984
       Inventories, net                                                  268,630
       Prepaid expenses                                                   12,300
                                                                        --------
             Total current assets                                        649,461
                                                                        --------
PROPERTY AND EQUIPMENT, NET                                              111,798

INTANGIBLE ASSETS, NET                                                    13,598

OTHER ASSETS                                                                 550
                                                                        --------
             Total non-current assets                                    125,946
                                                                        --------
TOTAL ASSETS                                                            $775,407
                                                                        ========

          See accompanying notes to consolidated financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                               February 28, 2002

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
       Accounts payable                                             $   127,640
       Accrued expenses                                                 299,450
       Customer deposits                                                225,266
       Income taxes payable                                               3,597
       Stockholder advances                                             309,588
                                                                    -----------
             Total current liabilities                                  965,541
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
       Preferred stock, $.01 par value
             Series "AAA", preferred stock, 8,000 shares                     80
               authorized, issued and outstanding
       Common stock $.001 par value - 50,000,000 shares                   9,433
          authorized; 9,433,480 shares issued and outstanding
       Additional paid-in capital                                     3,003,662
       Accumulated deficit                                           (3,160,602)
       Unearned compensation                                            (42,707)
                                                                    -----------
             Total stockholders' deficit                               (190,134)
                                                                    -----------
TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                                        $   775,407
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For Fiscal Years Ended February 28, 2002 and 2001

--------------------------------------------------------------------------------

                                                    2002               2001
                                                 -----------        -----------

SALES                                            $ 1,971,774        $   830,323

COST OF SALES                                      1,233,443            581,243
                                                 -----------        -----------
             Gross profit                            738,331            249,080
                                                 -----------        -----------
OPERATING EXPENSES
       Selling                                       153,635            230,369
       General and administrative                    505,407            761,349
                                                 -----------        -----------
             Total expenses                          659,042            991,718
                                                 -----------        -----------
INCOME (LOSS) FROM OPERATIONS                         79,289           (742,638)

OTHER INCOME (EXPENSES)
       Interest expense                              (29,592)            (1,895)
       Miscellaneous income (expense)                  1,581              9,699
       Write down due to discontinuance
             of product lines                              0           (142,308)
                                                 -----------        -----------
             Total other income (expense)            (28,011)          (134,504)
                                                 -----------        -----------
INCOME (LOSS) BEFORE PROVISION
       FOR INCOME TAXES                               51,278           (877,142)

PROVISION FOR INCOME TAXES                             4,000              1,600
                                                 -----------        -----------
             Net income (loss)                   $    47,278        $  (878,742)
                                                 ===========        ===========
BASIC AND DILUTED (LOSS)
       PER SHARE                                 $      0.00        $     (0.11)
                                                 ===========        ===========
WEIGHTED AVERAGE NUMBER OF
       SHARES: BASIC AND DILUTED                   9,043,925          8,772,289
                                                 ===========        ===========

          See accompanying notes to consolidated financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                For Fiscal Years Ended February 28, 2002 and 2001

--------------------------------------------------------------------------------

                                                                                                                        Additional
                                                       Preferred Stock                    Common Stock                   Paid-in
                                                   Shares         Amount            Shares            Amount             Capital
                                                   ------      -----------         ---------        -----------        -----------

Balance, February 29, 2000                         8,017       $        80         8,475,046        $     8,475        $ 2,544,125

Issuance of common stock in
         connection with celebrity
         consulting contract                           0                 0           110,000                110            145,090

Issuance of stock options
         for services                                  0                 0                 0                  0             59,375

Issuance of common stock for
         compensation and
         services                                      0                 0           109,139                109            109,030

Issuance of common stock to
         employees                                     0                 0            35,000                 35             14,183

Issuance of common stock to
         former consultant                             0                 0            37,000                 37                (37)

Cancellation of common stock
         of former consultant                          0                 0           (80,000)               (80)                80

Sale of common stock                                   0                 0           235,295                235            199,765

Contributed executive services                         0                 0                 0                  0             58,391

Net loss from fiscal year ended
         February 28, 2001                             0                 0                 0                  0                  0
                                                   -----       -----------         ---------        -----------        -----------
Balance, February 28, 2001                         8,017       $        80         8,921,480        $     8,921        $ 3,130,002

                                                                                                                Total
                                                                                        Stock Subscription   Stockholder'
                                                                                          Receivable and        Equity
                                                     Accumulated          Unearned         Stockholder       (Accumulated)
                                                       Deficit          Compensation       Receivable          (Deficit)
                                                     -----------        ------------    ------------------   -------------

Balance, February 29, 2000                           $(2,329,138)       $         0        $   (13,609)       $   209,933

Issuance of common stock in
         connection with celebrity
         consulting contract                                   0            (93,953)                 0             51,247

Issuance of stock options
         for services                                          0                  0                  0             59,375

Issuance of common stock for
         compensation and
         services                                              0                  0                  0            109,139

Issuance of common stock to
         employees                                             0                  0                  0             14,218

Issuance of common stock to
         former consultant                                     0                  0                  0                  0

Cancellation of common stock
         of former consultant                                  0                  0                  0                  0

Sale of common stock                                           0                  0                  0            200,000

Contributed executive services                                 0                  0             13,609             72,000

Net loss from fiscal year ended
         February 28, 2001                              (878,742)                 0                  0           (878,742)
                                                     -----------        -----------        -----------        -----------
Balance, February 28, 2001                           $(3,207,880)       $   (93,953)       $         0        $  (162,830)

          See accompanying notes to consolidated financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

               For Fiscal Years Ended February 28, 2002 and 2001

--------------------------------------------------------------------------------

                                                                                                                 Additional
                                                 Preferred Stock                     Common Stock                 Paid-in
                                              Shares         Amount             Shares           Amount           Capital
                                              -----        -----------         ---------       -----------       -----------

Repurchase Series A
         Preferred stock                        (17)       $         0                 0       $         0       $  (350,000)

Issuance of common stock for
         compensation and
         services                                 0                  0           507,000               507           113,585

Issuance of common stock
         to employees                             0                  0             5,000                 5             1,495

Forgiveness of interest
         due shareholder                          0                  0                 0                 0            29,580

Contributed executive
         services                                 0                  0                 0                 0            54,000

Celebrity consulting agreement                    0                  0                 0                 0                 0

Reduce negotiated share
         price on stock issued to
         board member                             0                  0                 0                 0            25,000

Net income from fiscal year ended
         February 28, 2002                        0                  0                 0                 0                 0
                                              -----        -----------         ---------       -----------       -----------
Balance, February 28, 2002                    8,000        $        80         9,433,480       $     9,433       $ 3,003,662
                                              =====        ===========         =========       ===========       ===========

                                                                                                         Total
                                                                                  Stock Subscription  Stockholder'
                                                                                    Receivable and       Equity
                                               Accumulated          Unearned         Stockholder      (Accumulated)
                                                Deficit           Compensation       Receivable         (Deficit)
                                               -----------        ------------    ------------------  -------------

Repurchase Series A
         Preferred stock                       $         0        $         0        $         0       $  (350,000)

Issuance of common stock for
         compensation and
         services                                        0                  0                  0           114,092

Issuance of common stock
         to employees                                    0                  0                  0             1,500

Forgiveness of interest
         due shareholder                                 0                  0                  0            29,580

Contributed executive
         services                                        0                  0                  0            54,000

Celebrity consulting agreement                           0             51,246                  0            51,246

Reduce negotiated share
         price on stock issued to
         board member                                    0                  0                  0            25,000

Net income from fiscal year ended
         February 28, 2002                          47,278                  0                  0            47,278
                                               -----------        -----------        -----------       -----------
Balance, February 28, 2002                     $(3,160,602)       $   (42,707)       $         0       $  (190,134)
                                               ===========        ===========        ===========       ===========

          See accompanying notes to consolidated financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Fiscal Years Ended February 28, 2002 and 2001

--------------------------------------------------------------------------------

                                                                            2002             2001
                                                                          ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                                  $  47,278        $(878,742)
       Adjustments to reconcile net income (loss) to net
             cash provided (used) by operating activities:
             Depreciation and amortization                                   54,166           72,481
             Provision for doubtful accounts                                  6,674           22,551
             Stock issued for services                                      315,339          116,762
             Fair market value of stock options issued for services               0           59,375
             Forgiveness of accrued interest                                 29,580                0
             Provision for slow moving inventory                            (19,001)         142,308
             Contributed executive services                                  54,000           72,000
             Gain on disposal of equipment                                   (1,581)         (11,514)
       Changes in operating assets and liabilities:
             Trade receivables                                             (158,087)            (600)
             Inventory                                                       99,833         (118,579)
             Other current assets                                            12,084           (2,784)
             Intangible and other assets                                     12,800          (10,160)
             Accounts payable                                                39,180            8,057
             Accrued expenses                                              (243,876)         174,265
             Income tax payable                                              (1,600)               0
             Customer deposits                                               18,891          199,172
                                                                          ---------        ---------
       Net cash provided (used) by operating activities                     265,680         (155,408)
                                                                          ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from sale of equipment                                        2,500           25,000
       Purchase of equipment                                                (30,296)         (54,366)
                                                                          ---------        ---------
       Net cash used by investing activities                                (27,796)         (29,366)
                                                                          =========        =========

          See accompanying notes to consolidated financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                 Fiscal Years Ended February 28, 2002 and 2001

--------------------------------------------------------------------------------

                                                                       2002             2001
                                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from sale of common stock                            $       0        $ 200,000
       Repurchase preferred stock                                     (350,000)               0
       Proceeds from stockholder's advances                            350,000           80,000
       Repayments on stockholder's advances                           (147,450)         (20,000)
                                                                     ---------        ---------
       Net cash (used) provided by financing activities               (147,450)         260,000
                                                                     ---------        ---------
       NET INCREASE IN CASH                                             90,434           75,226

Cash, beginning of year                                                111,017           35,791
                                                                     ---------        ---------
Cash, end of year                                                    $ 201,451        $ 111,017
                                                                     =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION

       Cash paid during the year for:

             Interest                                                $       0        $     347
                                                                     =========        =========
             Income taxes                                            $   1,600        $   1,600
                                                                     =========        =========

NON-CASH INVESTING AND FINANCING ACTIVITIES

       Stock issued for services and settlement of litigation        $ 386,839        $ 109,140
                                                                     =========        =========
       Contributed executive services                                $  54,000        $  58,391
                                                                     =========        =========
       Forgiveness of accrued interest on stockholder advances       $  29,580        $       0
                                                                     =========        =========
       Reduction of value of shares issued for legal services        $  25,000        $       0
                                                                     =========        =========
       Settlement of stockholders' receivable for services           $       0        $  13,609
                                                                     =========        =========
       Stock options issued for services                             $       0        $  59,375
                                                                     =========        =========
       Settlement of accounts payable
             by stockholder advance                                  $       0        $  30,000
                                                                     =========        =========

          See accompanying notes to consolidated financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

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

          On January 30, 1998, SET entered into a stock exchange agreement with SWT, whereby SWT shareholders emerged as the majority stockholder of SET. This reverse acquisition resulted in SWT becoming a wholly owned subsidiary of SET. SWT had no material operations for each of the four fiscal years ended February 28, 2002.

          On January 31, 1998, SET purchased the assets of Aqua Vision for $9.5 million. Only $1.2 million was paid to the Aqua Vision owners and the transaction was not consummated. Effective February 28, 1999, the Company revised its Purchase Agreement and issued 8,000 shares of its Series "AAA" Preferred Stock Cumulative Preferred Voting Stock (described in Note E) to Aqua Vision's owners. As a result, Aqua Vision's owners became the ultimate controlling stockholder of SET. Because the assets were acquired from existing shareholders, the $1.2 million payment was treated as a distribution and the Series "AAA" stock issuance was treated as a recapitalization.

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

          During February 2001, SET entered into a strategic alliance with Nikken Global, Inc. and Kenko World (collectively "Nikken"), whereby Nikken obtained exclusive rights to distribute the SET products and technology for a period of ten

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

--------------------------------------------------------------------------------

NOTE A:   ORGANIZATION AND DESCRIPTION OF BUSINESS, continued

          years commencing from March 1, 2001. The Alliance would be renewable for three successive one-year periods thereafter, or until either party gives three months notice prior to the end of the current term.

          Nikken is one of the leading direct distribution organizations in the world. The Alliance is worldwide and royalty free. Revenue from the Company's sales to Nikken approximated $1,757,000 and $71,000 for the fiscal years ended February 28, 2002 and 2001, respectively.

          SET reserved its rights to continue marketing and selling its products and technology to nonprofit organizations that do not resell to distributors or sell to consumers, for example the Red Cross, US Armed Forces and similar organizations.

          The Company is reducing the emphasis of business with Nikken for the coming fiscal year. The Company currently has limited sales pending with Nikken and does not foresee any expansion. As of February 28, 2002, the Company had received $225,266 as deposit towards purchase orders of approximately $465,000. The Company had one primary product, which they marketed through Nikken: The PiMag Portable Water Filtration Bottle - 24oz. Portable water filtration bottle.

          During the later part of the fiscal year ended February 28, 2002, the Company began discussions with other companies researching new technologies in the field of water filtration including -

               o    Reverse osmosis-based products;

               o    Ozination; and,

               o    Waste water recovery

          During May 2002, the Company completed negotiations for an agreement to acquire rights to Enviro Care Inc., as well as, all applicable intellectual properties, whereby the Company can market various ozonation products. The Company believes this agreement will provide opportunities in additional markets including home, spa, agriculture, medical and other commercial and industrial applications.

          During June 2002, the Company entered into an exclusive agreement with Heibei R.O. Environmental Technologies, whereby the Company can sell reverse osmosis-based products, which is currently being developed in China. The Company believes this agreement provides opportunities to expand into the home market with a product that can be produced and sold at a

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

--------------------------------------------------------------------------------

NOTE A:   ORGANIZATION AND DESCRIPTION OF BUSINESS, continued

          price that is competitive to the market. Additionally, the Company believes the agreement will further enable distribution of portable filtration products in China.

          The Company believes that these new initiatives will be their primary focus during the fiscal year ending February 28, 2003.

          Prior to entering into this strategic alliance, the Company entered into a patent license agreement with Innova Pure Water, Inc. (Innova), whereby Innova granted the Company a limited non-exclusive license to manufacture, market, distribute and sell all portable water filtration bottles that are filled from the top for a period of one year (initial term). The Company and Innova, respectively, hold patents covering the majority of all portable water filtration bottle design concepts. The agreement is renewable on an annual basis providing the minimum unit sales levels are achieved. The minimum unit sales level of 100,000 is a condition of renewal for the initial term and escalates in 100,000 unit increments with 500,000 units as a condition for renewal for the fifth and all subsequent renewal periods. The license agreement is worldwide and requires a royalty ranging from $.25 to $.40 for each unit sold. Based upon the shift in focus for providing water filtration products, the Company is not sure if this license will continue or will be renegotiated at some point on different terms. In any case, the Company does not anticipate this technology as being a material part of their operations in the future. Royalty expense for the fiscal years ended February 28, 2002 and 2001 was approximately $62,000 and $7,000, respectively.

          During the fiscal year ended February 28, 2001, as a result of the Nikken alliance, the Company recorded non-recurring charges of approximately $142,000, consisting of an inventory write down of $126,000 and tooling costs of $16,000 to discontinue its former product lines no longer sold through the Company's new direct distribution alliance with Nikken.

          The Company sells its products throughout the United States and abroad including Europe and Asia. Geographic information for the fiscal years ended February 28, 2002 and 2001 is as follows:

                                           2002             2001
                                        ----------       ----------

Water filtration products sold to
    external customers (1)(2) in:
         The United States              $1,945,971       $  828,017
         Canada                             11,441            1,639
         Others                             14,362              667
                                        ----------       ----------
    Total                               $1,971,774       $  830,323
                                        ==========       ==========

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

--------------------------------------------------------------------------------

NOTE A:   ORGANIZATION AND DESCRIPTION OF BUSINESS, continued

          (1) Sales to external customers are attributed based on the country of residence of the customer.

          (2) Long lived assets outside the United States included $59,400 and $65,400 in tooling costs located in Asia at February 28, 2002 and 2001, respectively.

          Basis of Presentation

          Until this current fiscal year the Company had experienced recurring net losses and has an accumulated deficit of $3,160,602 as of February 28, 2002. Additionally, the Company is reducing the emphasis of business with Nikken for the coming fiscal year. At this time, the Company believes that they can replace the revenues, which Nikken provided through new initiatives in the field of water filtration, but does not know to what extent the loss of revenues will have an impact on them. The Company has entered into an exclusive distribution rights to a line of reverse osmosis-based products in the United States and possibly elsewhere which are currently manufactured in China. Additionally, the Company completed an agreement to acquire rights to products developed by Enviro Care Inc., as well as, all applicable intellectual properties, whereby the Company can sell various ozonation products. The Company has also entered into the first stage of contractual agreements with representatives of one of the largest companies in Japan to market and distribute the Company's entire product line throughout Japan. The Company expects to complete the negotiations within the fiscal year ending February 28, 2003.

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

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

--------------------------------------------------------------------------------

NOTE B:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

          Revenue Recognition

          Revenues and cost of sales are recognized when products are shipped.

          Inventories

          Inventories are stated at the lower of cost or market using the average cost method and consist of the following at February 28, 2002:

          Raw materials                                               $ 327,830
          Work in progress                                               36,476
          Finished goods                                                 93,609
                                                                      ---------
                                                                        457,910
          Less: Reserve for obsolete or slow moving inventory          (189,280)
                                                                      ---------
          Net inventories                                             $ 268,630

          As previously noted (Note A), during the fiscal year ended February 28, 2001, the Company in anticipation of the Nikken alliance recorded a $126,000 inventory reserve, primarily raw materials, due to the discontinuance of previous product lines.

          Management reviews and estimates realization of inventory on a regular basis with respect to obsolete and slow moving inventory. Although management believes its evaluations are sound, it is at least reasonably possible that such estimates may change in the near term.

          Property and Equipment

          Property and equipment, including significant improvements thereto, are stated at cost and are depreciated using the straight-line method over an estimated useful lives ranging from 3 to 5 years. Maintenance and repairs are charged to expense as incurred.

          Intangible Assets

          Intangible assets include patents, product rights and technology costs. All patent, product rights and technology costs are capitalized and amortized over ten years using the straight-line method. The Company assesses whether there has been a permanent impairment of the value of intangible assets by considering factors such as expected future product revenues, anticipated product demand and

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

--------------------------------------------------------------------------------

NOTE B:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

          prospects and other economic factors. Intangible assets net of accumulated amortization amounted to $13,598 at February 28, 2002.

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

          Research and Development Expenses

          Research and development costs are expensed as incurred and amounted to approximately $79,000 and $38,000 for the fiscal years ended February 28, 2002 and 2001, respectively, and are included in cost of sales in the accompanying consolidated statements of operations.

          Advertising Expenses

          Advertising expenses are expensed as incurred. Total advertising expenses amounted to approximately $1,000 and $30,000 for the fiscal years ended February 28, 2002 and 2001, respectively, and are included in selling expenses in the accompanying consolidated statements of operations.

          Concentration of Credit Risk

          Nikken is required to deposit 30 percent of the total cost of each order. The balance of each order is due within fifteen days of delivery. On other sales, the Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Trade receivables generally are due in 30 days. Credit losses have consistently been within management's expectations. An allowance for doubtful accounts is recorded when it is probable that all or a portion of trade receivables balance will not be collected.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

--------------------------------------------------------------------------------

NOTE B:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

          For the fiscal years ended February 28, 2002 and 2001, SET had several customers, which individually accounted for at least 10% of total sales. The following table summarizes total sales and accounts receivable for the fiscal years then ended for these customers:

                             2002                    2001
                    ----------------------  -----------------------
                      Sales      Accounts     Sales       Accounts
                    Percentage  Receivable  Percentage   Receivable
                    ----------  ----------  ----------   ----------

Customer 1             89%       $160,287       8%      $      0
Customer 2              4%            875      16%         7,310
Customer 3              2%              0      12%             0

          As previously disclosed (Note A), during February 2001, SET entered into a strategic alliance with Nikken, whereby Nikken obtained exclusive rights to distribute SET products and technology and thereby, the Company reduced sales volumes with previously significant customers during the fiscal year ended February 28, 2001.

          For the fiscal years ended February 28, 2002 and 2001, SET had several vendors, which individually supplied at least 10% of total purchases. The following table summarizes total raw material purchases and accounts payable for the fiscal years then ended.

                              2002                           2001
                  --------------------------     ----------------------------
                   Purchase         Accounts      Purchase           Accounts
                  Percentage        Payable      Percentage          Payable
                  ----------        --------     ----------          --------

Vendor 1             45%            $35,594          34%             $35,971
Vendor 2             35%             13,017          20                    0
Vendor 3             15%             18,212          13                3,620

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

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

--------------------------------------------------------------------------------

NOTE B:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

          Management's Estimates

          The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States, requires

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

--------------------------------------------------------------------------------

NOTE B:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

          management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, sales returns, inventory reserves, deferred income tax valuation allowances and litigation. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

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

          Reclassifications

          Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

NOTE C:   PROPERTY AND EQUIPMENT

          The following is a summary of property and equipment at February 28, 2002:

Tooling                                               $208,621
Equipment                                               14,392
Vehicles                                                33,433
Furniture and fixtures                                  15,775
Computer equipment                                      15,726
                                                      --------
                                                       287,947
Less: Accumulated depreciation                         176,149
                                                      --------
                                                      $111,798
                                                      ========

          During the fiscal year ended February 28, 2002, the Company scrapped tooling and equipment with an approximate cost and net book value of $39,000 and $1,000, respectively. The loss on disposition of tooling and equipment is included in other expenses in the accompanying consolidated statement of operations.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

--------------------------------------------------------------------------------

NOTE C:   PROPERTY AND EQUIPMENT, continued

          Total depreciation expense for the fiscal years ended February 28, 2002 and 2001 was approximately $52,000 and $70,000, respectively.

NOTE D:   ACCRUED EXPENSES

          Accrued expenses consist of the following at February 28, 2002:

Reserve for returned products                $  61,630
Accrued legal expenses                         113,500
Accrued accounting expenses                     26,979
Accrued settlement                              12,750
Accrued wages and benefits                      19,249
Accrued commissions                             10,909
Accrued credit card purchases                   25,361
Other accrued expenses                          29,072
                                             ---------
                                             $ 299,450
                                             =========

          The Company provides a liability for returned products generally for a period of twelve months. Such costs are included in cost of sales. Total costs for returned products for the fiscal years ended February 28, 2002 and 2001 was approximately $0 and $64,000, respectively. Management periodically reviews its estimate for potentially returnable products. Although management believes its recorded liability is adequate, it is at least reasonably possible that such estimate may change in the near term.

          The Company is currently investigating their liability under a royalty license agreement. Although the Company believes that no additional royalty payments will be made, the Company is clarifying the agreement terms with the license holder. Accordingly, no accrual has been made for potential royalties owed. Management believes that any liability under such agreement would be significant.

          The accrued legal expenses represent the attorney fees the Company incurred in connection with various litigation, of which approximately $108,500 will be paid in stock.

          During February 2002, the Company paid approximately $61,300 in legal fees of which $50,000 was accrued as of February 28, 2001, through the issuance of 232,000 shares of common stock. In connection with the issuance of 100,000 shares of this common stock, the Company again negotiated with a related party (Note H) to issue a similar number of shares valued at $0.25 per share rather than the $0.50 per share value on the grant date. This decrease in aggregate share value of $25,000 was record to contributed capital.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

--------------------------------------------------------------------------------

NOTE D:   ACCRUED EXPENSES, continued

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

          During March 2000, the Company sold 235,295 shares of common stock to an investor for $200,000. The Company also issued this investor a stock option to purchase an additional 235,295 shares at the then estimated fair market value of $0.85 per share. The stock options expired unexercised in September 2000.

          During the fiscal year ended February 28, 2001, the Company issued 35,000 shares for compensation; and 219,139 shares for services provided.

          During May 2001, the Company settled approximately $51,000 of its accrued expenses as of February 28, 2001 through the issuance of 270,000 shares of common stock.

          During February 2002, the Company settled approximately $25,000 of its accrued expenses as of February 28, 2001 through the issuance of 100,000 shares of common stock. Additionally, the Company issued 10,000 shares for compensation; and 132,000 shares for services provided.

          Preferred Stock

          The Board of Directors has the authority to issue Preferred Stock and to fix and determine its series, relative rights and preferences to the fullest extent permitted by the laws of the State of Nevada and its articles of incorporation. As of

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

--------------------------------------------------------------------------------

NOTE E:   CAPITAL STRUCTURE, continued

          February 28, 2002, three classes of Preferred Stock were authorized and one was outstanding.

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

          Series "AAA" 12 % Cumulative, Convertible Preferred Shares

          Series "AAA" Preferred Stock has rights which are superior to all other securities of the Company except Series "A" and the Series "AA" Preferred Stock, including upon liquidation and as to payment of dividends, if any. Series "AAA" Cumulative, Convertible Preferred Voting Stock carries a 12% per annum dividend payable in stock or cash, is voting, with each share equal to 100 shares of Common Stock, and is redeemable, at the Company's option, according to the following procedure: upon written notice of conversion from the holders, the Company shall have 45 days from receipt of such notice to repurchase for cash up

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

--------------------------------------------------------------------------------

NOTE E:   CAPITAL STRUCTURE, continued

          to 2,000 shares of the Series "AAA" 12 % Cumulative, Convertible Preferred Shares at $1,000 per share.

          As a result of the settlement of the litigation involving the Company and its former Chairman, in which the Company was seeking to rescind the issuance of all common shares in the Company previously issued to the former Chairman, the number of common shares issuable to the holders pursuant to the conversion provisions of the Series "AAA" Cumulative, Convertible Preferred Shares were reduced from 8,000,000 shares to 4,500,000 shares (but after pro rata adjustments, if any, for stock dividends, stock splits, reverse stock splits, and any other similar capital stock adjustments of a general nature). There are 8,000 shares issued and outstanding at February 28, 2002. The cumulative dividend shall be computed based on the Preferred Stock $80 par value.

          Cumulative Dividends

          Aggregate preferred redemption value and cumulative dividends in arrears at February 28, 2002 is as follows:

          Series "AAA"

Aggregate redemption value                                     $4,500,010
Cumulative preferred dividend in arrears                       $       38
Per share cumulative preferred dividend                        $     0.00

          As previously noted, during April 2001, the Company repurchased all outstanding Series "A" preferred stock and settled all liability for dividends for $350,000 (Note J).

          Stockholder's Receivable

          Represents advances made to a stockholder and not reimbursed at February 29, 2000. Such advances were settled during the fiscal year ended February 28, 2001.

          Contributed Executive Services

          Contributed executive services represents an estimate of the fair value of services donated by the President of the Company through November 30, 2001.

          Effective December 1, 2001, the Company entered into an employment agreement with the President of the Company. The agreement is for five years and provides for a salary of $10,000 per year plus one percent of the net after tax profits of the

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

--------------------------------------------------------------------------------

NOTE E:   CAPITAL STRUCTURE, continued

          Company as reported in the Company's Form 10-KSB. The agreement shall be automatically renew for successive one-year terms unless the Company or employee provides written notice of non-renewal.

          Celebrity Endorsement Contract

          During March 2000, the Company entered into a celebrity consulting and endorsement contract, which calls for the issuance of 110,000 shares of common stock for services to be performed during the term of the contract, which ends December 31, 2002. The shares were issued and recorded to contribute capital at fair market value of $145,200 and the related expense is amortized over the life of the contract. Additionally, commission payments are to be made for 2.5% of gross revenue derived by the Company from sales of the Company's products in which the consultant directly participates, for example the Red Cross, US Armed Forces and similar organizations. No such sales occurred during the fiscal years ended February 28, 2002 and 2001.

          During the fiscal year ending February 28, 2003, the Company intends to use the celebrity in an info-mercial.

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

          The options expire after three years, and vest one third per year based on performance benchmarks to be achieved according to the contract. The first third vested on the effective date of the agreement as an enticement to enter into the agreement. The fair market value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the fiscal year 2001: risk-free interest rate of 6%; expected life of the option of 3 years; zero dividend yield; and a volatility factor of the expected market price of SET common stock of 60%. The fair market value of the options earned during the fiscal year ended February 28, 2001 was estimated at $59,375 and recorded to expense with an offset to additional paid in capital.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

--------------------------------------------------------------------------------

NOTE E:   CAPITAL STRUCTURE, continued

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

          During February 2002, the Company adopted an additional stock compensation plan to be administered by the Board of Directors or a Compensation Committee to be appointed by the Board. The Plan provides for the issuance of 300,000 shares of common stock to be issued as stock grants, or under stock option agreements. During February 2002, the Company issued 10,000 shares for compensation and 232,000 shares for services provided.

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

          Stock options expire on the earlier of (a) ten years form the date of grant, (b) six months from the date an employee terminates employment due to permanent disability, (c) the date of termination for an employee for reasons other than retirement, disability of death (however, may be extended by the Board for up to three years), or (d) three months from the date an employee retires with permission from the Board. The date at which the options may be exercised will be determined by the Board at the time of grant. There were no options outstanding under this Plan at February 28, 2002.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

--------------------------------------------------------------------------------

NOTE F:   INCOME TAXES

          The components of the provision for income taxes for the fiscal years ended February 28, 2002 and 2001 are as follows:

                                   2002             2001
                                 ---------        ---------

Current:
     State                       $   4,000        $   1,600
     Federal                             0                0

Deferred:
     State                         (12,122)         (40,430)
     Federal                        38,425         (166,724)
     Valuation allowance           (26,303)         207,154
                                 ---------        ---------
Provision for income taxes       $   4,000        $   1,600
                                 =========        =========

          The reconciliation of the effective tax rates and U.S. statutory tax rates for the fiscal years ended February 28, 2002 and 2001 are as follows:

                                      2002        2001
                                      ----        ----

Tax (benefit) of statutory rate       (34)%       (34)%
Deferred tax effect of goodwill
     relating to Aqua Vision
     Acquisition                      (12)%       (12)%
Contributed executive services         12%         12%
Effect of state tax benefit            (3)%        (3)%
Other                                   4%          4%
Change in valuation allowance          33%         33%
                                    -----       -----
Effective tax Rate                      0%          0%
                                    =====       =====

          At February 28, 2002, the Company has net operating loss carry forwards, for income tax reporting purposes, of approximately $ 1,746,000 and $ 1,114,000 available to offset future federal and California taxable income, respectively. The federal carryforwards expire through 2021 and the California carryforwards expire through 2011.

          At February 2002, the Company had available tax credit carry forwards comprised of federal and state research and experimentation credits of approximately $ 8,681 and $ 5,074, respectively. The research and experimentation credit carryforwards expire through 2020 for federal purposes and do not expire for California purposes.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

--------------------------------------------------------------------------------

NOTE F:   INCOME TAXES, continued

          The components of the net deferred tax asset and (liability) for the fiscal years ended February 28, 2002 and 2001 are as follows:

                                           2002              2001
                                         ---------        ---------

Net operating loss carryforward          $ 582,780        $ 589,042
Depreciation and amortization                5,381            6,781
Inventory & bad debt reserves               84,637           79,066
Other                                        4,702           28,914
                                         ---------        ---------
                                           677,500          703,803
Less:  Valuation allowance                (677,500)        (703,803)
                                         ---------        ---------
Net deferred tax asset (liability)       $       0        $       0
                                         =========        =========

NOTE G:   COMMITMENTS AND CONTINGENCIES

          The Company leases an office and production facility under an operating lease that expires in January 2003. Total rent expense amounted to approximately $96,000 and $99,000 for the fiscal years ended February 28, 2002 and 2001, respectively.

          Future minimum lease payments are as follows:

          Fiscal Year Ending February 28

2003                                       $  92,250
                                           =========

          Legal Proceedings

          During May 2001, Safewater Anywhere LLC filed a lawsuit against Seychelle Water Technologies, Inc., an officer of the Company and others in the Orange County Superior Court. The complaint alleges breach of fiduciary duty, constructive fraud, promissory fraud, rescission, constructive trust, unfair trade practices and conversion. The complaint sought unspecified damages and injunctive relief. During the fiscal year ended February 28, 2002, the Company

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

--------------------------------------------------------------------------------

NOTE G:   COMMITMENTS AND CONTINGENCIES, continued

          filed a motion to have the matter set for arbitration / mediation. The court approved the Company's motion and arbitration / mediation is currently pending. The Company believes that the claims are without merit and intends to aggressively defend the case. Accordingly, no accrual has been made for potential damages.

          In February 2002, Mr. Douglas Copp filed a lawsuit on behalf of himself and American Rescue Team International, Inc. against Seychelle Environmental Technologies, an officer of the Company and Nikken, in the U.S. District Court for the District of New Mexico. The Complaint, which is essentially a claim for royalty payments, alleges breach of contract, unfair trade practices, misappropriation of publicity, unjust enrichment, violation of the Lanham Act, and conspiracy. This Company believes that the claims are without merit and will aggressively defend the case. Accordingly, no accrual has been made for potential damages.

          No other legal proceedings of a material nature to which the Company is a defending party are pending at February 28, 2002.

          Other Commitments and Contingencies

          The Company's current management believes that the Company and SWT's former management entered into certain contracts, agreements and transactions, which were not properly authorized or consummated. At the date of these consolidated financial statements, the Company is not aware of any formal claim relating to these contracts, agreements or transactions and believes that any such claims would be without merit. The Company cannot currently estimate the potential liability that would arise if such claim were to be made. Accordingly, no accrual has been made for these contingencies

NOTE H:   RELATED PARTY TRANSACTIONS

          As previously noted (Note D), during February 2002, the Company paid approximately $61,300 in legal fees of which $50,000 was accrued as of February 28, 2001 through the issuance of 232,000 shares of common stock. In connection with the issuance of 100,000 shares of this common stock, the Company negotiated with a board member to accept as full renumeration a similar number of shares valued at $0.25 per share rather than $0.50 per share value on the grant date. This decrease in aggregate share value of $25,000 was recorded to contributed capital.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

--------------------------------------------------------------------------------

NOTE H:   RELATED PARTY TRANSACTIONS, continued

          During the fiscal year ended February 28, 2001, a board member's firm provided legal services for the Company for which the firm was granted 100,000 shares of common stock valued at $19,000. The board member was also granted 50,000 shares of common stock valued at $9,500. During May 2001, the Company issued these granted shares.

          During May 2001, the Company additionally paid approximately $3,800 in other accrued expenses through the issuance of 20,000 shares of common stock.

          A stockholder of the Company had outstanding advances as of February 28, 2001 of approximately $104,500. These stockholder advances accrue interest at 7.5 percent per annum and mature on dates ranging from November 2001 through January 2002. During the 2002 fiscal year, the Company repaid these stockholder advances. Additionally, the principle stockholder waived repayment of the accrued interest on the advances as of February 28, 2002. This reduction in accrued interest expense of approximately $1,900 was recorded to contributed capital.

          During the 2001 fiscal year, an entity affiliated with an officer of the Company purchased tooling from the Company for $25,000 resulting in a gain on sale of approximately $8,000.

          During March 2001, the Company sold discontinued inventory products to an affiliated entity of an officer of the Company for $12,000.

          In connection with the repurchase of preferred stock, (Note E), the Company's principal stockholder loaned the Company $350,000. This loan bears interest at 10 percent and is repayable upon demand. During the 2002 fiscal year, the Company repaid approximately $60,400 in stockholder loans. Additionally, the principle stockholder waived repayment of the accrued interest on this note as of February 28, 2002. This reduction in accrued interest expense of approximately $27,700 was recorded to contributed capital.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

--------------------------------------------------------------------------------

NOTE I:   LOSS PER SHARE

                                       February 28, 2002   February 28, 2001
                                       -----------------   -----------------

Numerator:
    Net income (loss)                     $    47,278         $  (878,742)
    Preferred stock dividends                     (10)           (114,760)
                                          -----------         -----------

    Income (loss) available to common
        stockholders                      $    47,268         $  (993,502)
                                          ===========         ===========

Denominator:
    Weighted average shares
        Outstanding                         9,043,925           8,772,289
                                          ===========         ===========

Basic and diluted profit (loss)
        per share                         $     (0.00)        $     (0.11)
                                          ===========         ===========

          Options to purchase common stock were outstanding during the 2002 and 2001 fiscal years (see Note E) but were excluded in the computation of the diluted loss per share because their inclusion would have an anti-dilutive effect.

          Also excluded from the computation of diluted loss per share because of their anti-dilutive effect was preferred stock convertible to approximately 5,587,000 shares of common stock at February 28, 2002.

NOTE J:   SUBSEQUENT EVENTS

          During May 2002, the Company completed negotiations for an agreement to acquire rights to Enviro Care Inc., as well as, all applicable intellectual properties, whereby the Company can sell various ozonation products. In connection with the agreement, the Company paid $5,000 in cash and granted 450,000 shares of common stock. The Company believes this agreement will open product markets including home, spas, agriculture, medical and other commercial and industrial applications.

          During June 2002, the Company entered into an exclusive agreement with Heibei R.O. Environmental Technologies, whereby the Company can sell reverse osmosis-based products, which is currently being developed in China. The agreement shall be for a period of three years. The Company will be able to purchase Heibei products for cost plus fifteen percent. The Company believes this agreement offers the Company to expand into the home market with a product that is revolutionary and can be produced and sold at a price that is competitive to the market. Additionally, the Company believes the agreement will further enable distribution of portable filtration products.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

--------------------------------------------------------------------------------

NOTE J:   SUBSEQUENT EVENTS, continued

          On June 6, 2002, the Company entered into a License Agreement for a product known as the "Hand Pump Technology." The Company licensed all proprietary rights associated with this technology, including patent #6,136,188 and the trademark Aqua Gear(TM). The Company will pay a two percent royalty and a one- percent license of trademark fee on any sales using this technology during the term of the license. In connection with the license agreement, the Company granted the licensor 50,000 shares of common stock. The shares were issued during March 2002. The License Agreement is for an initial term of five years, with five successive five years renewals. The Company intends to market this technology in the United States and internationally.

ITEM 8. Disagreements With Accountants on Accounting and Financial Disclosure.

     We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Our Directors and Executive Officers, their ages and positions held in the Company as of February 28, 2002 are as follows:

NAME                           AGE              POSITION HELD
----                           ---              -------------

Carl Palmer                    68               President, Chief Executive Officer
                                                Treasurer and Director

Paul H. Lusby                  46               Secretary and Director

Donald S. Whitlock             31               Director

Michelle Palmer                38               Vice President and Director

Kenneth Rawald                 77               Vice President - Engineering

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

     Paul H. Lusby. Mr. Lusby has been Secretary and a director of the Company since January, 1998. For the past eight years he has been a principal of the law firm of Cooper Kardaras & Kelleher LLP, formerly Cooper, Kardaras & Scharf LLP. He has a Juris Doctor from the University of Virginia and a Bachelor of Arts from the University of Virginia. He has been an active member of the California Bar since 1982. He is also the immediate past Chairman of the Board of Pacific Clinics, a non-profit organization dedicated to providing behavioral and mental health care to children and adults suffering from behavioral and mental health disorders.

     Donald S. Whitlock. Mr. Whitlock has been a director of our Company since January, 1998. For the past eight years, he has been a principal of International Corporate Development, Ltd., an investment banking firm headquartered in Aspen, Colorado. Mr. Whitlock is a Fellow of the Aspen Institute. He has a Bachelors degree in Economics from Loyola Marymount College.

     Michelle Palmer. Ms. Palmer has been Vice President of our Company since January, 1998 and a director since February, 2002. Her past and present responsibilities include all aspects of accounting, reporting, corporate structure, operational configurations, implementation of product lines. She was co-inventor of the Pres 2 Pure(TM) water filtration system. She received a Bachelor of Arts Degree from California State University, Long Beach.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

     Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of our Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in our Form 10-KSB and proxy statement those individuals for whom one or more of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section. We believe that none of our officers or directors were required to make filings during the last fiscal year.

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

                           SUMMARY COMPENSATION TABLE

                                                  Annual Compensation                       Long Term Compensation
                                            ----------------------------------   --------------------------------------------------
                                                         Awards                                      Payouts
                                            ----------------------------------   --------------------------------------------------
                                                                                                           Restricted        All
         Name and                               Salary                Annual          Other Stock             LTIP          Other
Principal Position(1)(2)(3)      Year       Compensation($)          Bonus ($)   Compensation ($)(1)(3)     Award(s)       Options/
---------------------------      ----       ---------------          ---------   ----------------------    ----------      --------

Carl Palmer                      2002          $ 56,499                 --                 --                  --             --
President(1)                     2001          $ 13,600                 --                 --                  --             --
                                 2000          $ 12,000                 --                 --                  --             --

Michelle Palmer                  2002          $101,901                 --                 --                  --             --
Vice President                   2001          $101,901                 --                 --                  --             --
                                 2000          $101,901                 --                 --                  --             --

         (1) The fair value of Mr. Palmer's compensation, for accounting purposes, was estimated at $56,499 for fiscal 2002, 2001 and 2000, of which $54,000; $58,400 and $60,000 respectively was treated as capital contribution. Mr. Palmer serves as our President on a full-time basis. On December 1, 2001, we entered into an employment agreement with Mr. Palmer, our President. The agreement is for five years and provides for a salary of $10,000 per year and a profit participation.

     We have no compensation committee, retirement, pension, sharing, stock option, insurance or other similar programs but plan to establish such programs in the future, although there are no definitive plans to do so at this time.

     During the 2002 fiscal year we issued 12,500 shares of our Common Stock as additional compensation to our employees for the 2002 fiscal year.

     For the fiscal years 2002 and 2001, we paid health care insurance for our employees. We have no pension plan. We have no plans or agreements which provide compensation in the event of a change in control. We have no plans or agreements which provide compensation in the event of termination of employment.

     We do not customarily pay members of our Board of Directors any fees for attendance or similar remuneration, but reimburse them for any out-of- pocket expenses incurred by them in connection with their activities.

     In February, 2002, we issued Mr. Lusby 100,000 shares of Common Stock, as consideration for past services rendered as an officer of our company. Mr. Lusby is still due 50,000 shares for past services. During the fiscal year ended February 28, 2001, we granted Mr. Lusby an additional 50,000 shares of common stock and his law firm, a total of 100,000 shares of our common stock. These shares were issued in January, 2001.

     Mr. Donald S. Whitlock, one of our directors and shareholders, was personally granted 17,000 shares of common stock valued at $1,700 in 2002 for past services rendered as a member of our Board of Directors.

     We have no compensation committee, retirement, pension, sharing, stock option, insurance or other similar programs but plan to establish such programs in the future, although there are no definitive plans to do so at this time.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

The following sets forth the number of shares of our $0.001 par value Common Stock beneficially owned by (i) each person who, as of February 28, 2002, was known by us to own beneficially more than five percent (5%) of our Common Stock;
(ii) our individual directors and (iii) our officers and directors as a group. As of February 28, 2002, there were a total of 9,508,480 shares of Common Stock issued and outstanding.

 NAME AND ADDRESS                      AMOUNT AND NATURE OF                 PERCENT OF
OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP(1)(2)                CLASS
-------------------                 --------------------------              ----------

The TAM Irrevocable Trust                3,300,000(3)                         34.7%
4012 S. Rainbow #K111
Las Vegas, NV 80103-2012

FTS Worldwide Corp.                      1,320,009                            13.9%
24 Route De Malagnon
1208 Geneva, Switzerland

Carl Palmer(3)                                 -0-                             -0-
32921 Calle Perfecto
San Juan Capistrano, CA 92675

Donald S. Whitlock                          69,000(5)                           .7%
720 East Hyman Ave., Suite 301
Aspen, CO 81611

Paul H. Lusby                              152,500(6)                         1.67%
141 East Walnut Street
Pasadena, California 91103

Michelle Palmer                            102,000(4)                          1.1%
32921 Calle Perfecto
San Juan Capistrano, CA 92675

Kenneth Rawald                              67,000                              .7%
32921 Calle Perfecto
San Juan Capistrano, CA 92675

All officers and directors                 390,500                             4.1%
as a Group (five persons)

(1) All ownership is beneficial and of record, unless indicated otherwise.

(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3) The TAM Irrevocable Trust is an irrevocable trust for the benefit of certain family members of Mr. Carl Palmer. Mr. Palmer disclaims any beneficial ownership or interest in this Trust. In addition, this entity owns shares of our Series "AAA" Cumulative Convertible Preferred Voting Stock.

(4) Select Property Investments, LLC is a limited liability company owned by Ms. Michelle Palmer. This entity owns no common shares directly but owns shares of our Series "AAA" Cumulative Convertible Preferred Voting Stock.

(5) Does not include 4,700 shares owned of record by the wife of Mr. Whitlock. Mr. Whitlock disclaims any beneficial ownership or interest in these shares.

(6) In February, 2002, we issued Mr. Lusby 100,000 shares of Common Stock, as consideration for past services rendered as an officer of our company. Mr. Lusby is still due 50,000 shares for past services. During the fiscal year ended February 28, 2001, we granted Mr. Lusby an additional 50,000 shares of common stock and his law firm, a total of 100,000 shares of our common stock. These shares were issued in January, 2001. Mr. Lusby's law firm, Cooper Kardaras & Kelleher, LLP, owns a total of 200,000 shares of our common stock.

ITEM 7. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have entered into a Purchase Agreement and an Amended Purchase Agreement for the acquisition of Aqua Vision International, a private California entity controlled by the TAM Irrevocable Trust and Select Property Investments, LLC. The TAM Irrevocable Trust is an irrevocable trust for the benefit of certain family members of Mr. Carl Palmer. Mr. Palmer disclaims any beneficial ownership or interest in this Trust. Select Property Investments, LLC is a limited liability company owned by Ms. Michelle Palmer. Mr. Palmer also disclaims any beneficial ownership or interest in this limited liability company. Under the terms of these agreements, these entities received 8,000 shares of Series "AAA" Cumulative Convertible Preferred Voting Stock.

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

     In February, 2002, we issued Mr. Lusby 100,000 shares of Common Stock, as consideration for past services rendered as an officer of our company. Mr. Lusby is still due 50,000 shares for past services. During the fiscal year ended February 28, 2001, we granted Mr. Lusby an additional 50,000 shares of common stock and his law firm, a total of 100,000 shares of our common stock. These shares were issued in January, 2001.

     Mr. Donald S. Whitlock, one of our directors and shareholders, provided advice to us, through a firm with which he is associated, on capitalization and business development matters during the 1998 and 1999 fiscal years. The firm with which he is associated was issued 559,266 shares at inception and was paid $54,478 and $150,451, respectively. In 2000, he was personally granted 40,000 shares of common stock valued at $20,000 for past services rendered as a member of our Board of Directors. In 2002, he was personally granted 17,000 shares of common stock for past services rendered as a member of our Board of Directors.

     During the fiscal year ended February 28, 2001, The TAM Irrevocable Trust, on of our principal shareholders, advanced $110,000 to us, of which $20,000 was repaid prior to the fiscal year end. These advances were to accrue interest at a rate of 7.5% per annum and mature on dates ranging from November, 2001 to January, 2002. The interest through the end of the fiscal year has been waived.

     During the fiscal year ended February 28, 2001, The TAM Irrevocable Trust, on of our principal shareholders, purchased tooling from us for $25,000.

     In April 2001, we repurchased and retired all of our issued and outstanding Series A 13.5% Non-Voting, Cumulative Preferred Stock, $.01 par value per share. This retirement eliminated all accrued dividends on this Stock. This repurchase was combined with a comprehensive settlement agreement, for the benefit of all parties, with the beneficial owner of the Preferred Stock. The TAM Irrevocable Trust, on of our principal shareholders, loaned us $350,000.00 at 10% simple interest, repayable upon demand, to finance the transaction. The accrued interest through the end of the fiscal year on this note has been waived.

     On February 28, 2002, we entered into an employment agreement with Mr. Palmer, our President. The agreement is for five years and provides for a salary of $10,000 per year and a profit participation.

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

10A*            Purchase Agreement with Aqua Vision

10B*            Amended Purchase Agreement with Aqua Vision

10C*            Consulting Agreement with Mr. Stan Esecson

10D*            Consulting Agreement with Mr. Pat Boone

10E             Purchase Agreement with Aqua Gear

10F             Employment Contract with Carl Palmer

----------

*    Previously filed

     (b) Reports on Form 8-K. The Company filed one report on Form 8-K, dated February 19, 2002, announcing the appointment of Michelle Palmer to our Board of Directors.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Dated: 6/14/02                        By: /s/ Carl Palmer
                                          --------------------------------------
                                          Carl Palmer
                                          President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                      CHIEF FINANCIAL OFFICER

Dated: 6/14/02                        By: /s/ Carl Palmer
                                          --------------------------------------
                                          Carl Palmer
                                          Treasurer and Director

Dated: 6/14/02                        By: /s/ Paul H. Lusby
                                          --------------------------------------
                                          Paul H. Lusby
                                          Secretary and Director

Dated: 6/14/02                        By: /s/ Donald S. Whitlock
                                          --------------------------------------
                                          Donald S. Whitlock
                                          Director

Dated: 6/14/02                        By: /s/ Michelle Palmer
                                          --------------------------------------
                                          Michelle Palmer
                                          Director

                                 EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

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

10A*            Purchase Agreement with Aqua Vision

10B*            Amended Purchase Agreement with Aqua Vision

10C*            Consulting Agreement with Mr. Stan Esecson

10D*            Consulting Agreement with Mr. Pat Boone

10E             Purchase Agreement with Aqua Gear

10F             Employment Contract with Carl Palmer

----------

*    Previously filed