Form 10QSB
period 2002-05-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2002-07-22
CIK 1056757

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 2002
                         Commission file number 0-29373

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

                                   ----------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,558,480 shares of Common Stock, $.001 par value per share, outstanding as of July 15, 2002.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

         FORM 10QSB QUARTERLY REPORT FOR THE QUARTER ENDED MAY 31, 2002

                                TABLE OF CONTENTS


Part I - Financial Information

     Item 1.   Financial Statements

          Consolidated Balance Sheet - May 31, 2002

          Consolidated Statements of Operations for the Three Months ended
           May 31, 2002 and 2001

          Consolidated Statements of Cash Flows for the Three Months ended
           May 31, 2002 and 2001

          Notes to Consolidated Financial Statements - May 31, 2002

     Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Part II - Other Information

     Item 1.   Legal Proceedings

     Item 6.   Exhibits and Reports on Form 8-K

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

               INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                   ----------

Financial Statements

         Consolidated Balance Sheet (Unaudited)                                         F-2 to F-3

         Consolidated Statements of Operations (Unaudited)                              F-4

         Consolidated Statements of Cash Flows (Unaudited)                              F-5 to F-6

         Notes to Consolidated Interim Financial Statements (Unaudited)                 F-7 to F-16

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  May 31, 2002

                                   ----------

                                     ASSETS

CURRENT ASSETS
       Cash                                      $  220,975
       Trade receivables, net                       104,306
       Inventories, net                             246,878
       Prepaid expenses                              12,300
                                                 ----------

            Total current assets                    584,459
                                                 ----------

PROPERTY AND EQUIPMENT, NET                          95,356

INTANGIBLE ASSETS, NET                               13,288

OTHER ASSETS                                         24,282
                                                 ----------

            Total non-current assets                132,926
                                                 ----------

TOTAL ASSETS                                     $  717,385
                                                 ==========


      See accompanying notes to consolidated interim financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  May 31, 2002

                                   ----------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
       Accounts payable                                                $     60,229
       Accrued expenses                                                     300,159
       Customer deposits                                                    241,797
       Income taxes payable                                                   1,600
       Stockholder advances                                                 309,588
                                                                       ------------

            Total current liabilities                                       913,373
                                                                       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
       Preferred stock, $.01 par value
            Series "AAA", 8,000 shares
              authorized, issued and outstanding                                 80
       Common stock $.001 par value - 50,000,000 shares
           authorized; 9,483,480 shares issued and outstanding                9,443
       Additional paid-in capital                                         3,013,358
       Accumulated deficit                                               (3,188,975)
       Unearned compensation                                                (29,894)
                                                                       ------------

            Total stockholders' deficit                                    (195,988)
                                                                       ------------

TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                                           $    717,385
                                                                       ============



      See accompanying notes to consolidated interim financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                   ----------


                                                      For the three months
                                                         ended May 31,
                                                     2002              2001
                                                 ------------      ------------

SALES                                            $    266,869      $    901,338

COST OF SALES                                         135,427           513,860
                                                 ------------      ------------

            Gross profit                              131,442           387,478
                                                 ------------      ------------

OPERATING EXPENSES
       Selling                                         37,048            60,199
       General and Administrative                     112,975           217,780
                                                 ------------      ------------

            Total expenses                            150,023           277,979
                                                 ------------      ------------

(LOSS) PROFIT FROM OPERATIONS                         (18,581)          109,499

OTHER EXPENSES
       Interest expense                                (9,765)           (7,360)
                                                 ------------      ------------

(LOSS) PROFIT BEFORE PROVISION
       FOR INCOME TAXES                               (28,346)          102,139

PROVISION FOR INCOME TAXES                                  0                 0
                                                 ------------      ------------

            Net (loss) income                    $    (28,346)     $    102,139
                                                 ============      ============

BASIC AND DILUTED (LOSS) INCOME
       PER SHARE                                 $       0.00      $       0.01
                                                 ============      ============

SHARES USED IN COMPUTING
       (LOSS) INCOME PER COMMON AND
          COMMON EQUIVALENT SHARE:

            BASIC                                   9,113,185         8,840,344
                                                 ============      ============
            DILUTED                                13,613,195        13,610,354
                                                 ============      ============



      See accompanying notes to consolidated interim financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                   ----------


                                                                            For the three months
                                                                               ended May 31,
                                                                           2002              2001
                                                                       ------------      ------------
OPERATING ACTIVITIES
       Net (loss) income                                               $    (28,346)     $    102,139
       Adjustments to reconcile net profit (loss) to net
       cash provided by (used in) operating activities:
            Depreciation and amortization                                    18,593            14,038
            Stock issued for services                                        12,812            12,812
            Contributed executive services                                    2,500            18,000
       Increase (decrease) resulting from changes in:
            Trade receivables                                                62,774             5,241
            Inventory                                                        21,753            93,838
            Other current assets                                                  0            12,084
            Intangible and other assets                                      (2,891)           (4,700)
            Accounts payable                                                (67,409)          237,719
            Accrued expenses                                                 (1,211)          (17,450)
            Customer deposits                                                16,531           (70,648)
            Income taxes payable                                                  0                 0
                                                                       ------------      ------------

       Net cash provided by (used in) operating activities                   35,106           403,073
                                                                       ------------      ------------

INVESTING ACTIVITIES
       Purchase of property and equipment                                    (1,850)           (2,000)
       Cash paid for right to intellectual property                          (5,000)                0
       Tooling deposits                                                      (8,732)                0
                                                                       ------------      ------------

       Net cash used by investing activities                                (15,582)           (2,000)
                                                                       ------------      ------------



      See accompanying notes to consolidated interim financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                   ----------


                                                                            For the three months
                                                                               ended May 31,
                                                                           2002             2001
                                                                       ------------     ------------
FINANCING ACTIVITIES
       Repurchase preferred stock                                      $          0     $   (350,000)
       Proceeds from stockholder's advances                                       0          350,000
       Repayment of stockholder's advances                                        0          (77,450)
                                                                       ------------     ------------

       Net cash (used in) provided by financing activities                        0          (77,450)
                                                                       ------------     ------------

       NET INCREASE IN CASH                                                  19,524          323,623

Cash at beginning of period                                                 201,451          111,017
                                                                       ------------     ------------

Cash at end of period                                                  $    220,975     $    434,640
                                                                       ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION

       Cash paid during the period for:
            Interest                                                   $          0     $          0
                                                                       ============     ============

            Income taxes                                               $      3,595     $          0
                                                                       ============     ============

NON-CASH INVESTING AND FINANCING ACTIVITIES

       Stock issued in connection with acquisition of
       intellectual property                                           $     10,000     $          0
                                                                       ============     ============

       Stock issued for services and settlement of litigation          $          0     $     51,300
                                                                       ============     ============

       Contributed executive services                                  $      2,500     $     18,000
                                                                       ============     ============



      See accompanying notes to consolidated interim financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                  May 31, 2002

                                   ----------


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

                  During February 2001, SET entered into a strategic alliance with Nikken Global, Inc. and Kenko World (collectively "Nikken"), whereby Nikken obtained rights to distribute the SET products and technology for a period of ten years commencing March 1, 2001. Revenues from the Company's sales to Nikken approximated $210,000 and $803,000 for the three-month periods ended May 31, 2002 and 2001, respectively.

                  SET reserved its rights to continue marketing and selling its products and technology to nonprofit organizations that do not resell to distributors or sell to consumers, for example the Red Cross, US Armed Forces and similar organizations.

                  The Company is reducing the emphasis of business with Nikken for the coming fiscal year. The Company currently has limited sales pending with Nikken and does not foresee any expansion. As of May 31, 2002, the Company had received $241,797 as a deposit towards open invoices of $113,818 and purchase orders of approximately $494,000. The Company has a dispute with Nikken involving these orders and is currently in discussion regarding settlement.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                  May 31, 2002

                                   ----------


NOTE A:           ORGANIZATION AND DESCRIPTION OF BUSINESS, continued

                  During the later part of the fiscal year ended February 28, 2002, the Company began discussions with other companies researching new initiatives in the field of water filtration including -

                           o        Reverse osmosis-based products;

                           o        Ozination; and,

                           o        Waste water recovery

                  During May 2002, the Company completed negotiations for an agreement to acquire rights to products developed by Enviro Care Inc., as well as, all applicable intellectual properties, whereby the Company can market various ozination products. The Company believes this agreement will provide opportunities in additional markets including home, spa, agriculture, medical and other commercial and industrial applications.

                  During June 2002, the Company finalized a License Agreement for a product known as the "Hand Pump Technology." The Company licensed all proprietary rights associated with this technology, including patent #6,136,188 and the trademark Aqua Gear TM. The License Agreement is for an initial term of five years, with five successive five years renewals. The Company intends to market this technology in the United States and internationally.

                  During June 2002, the Company entered into an exclusive agreement with Heibei R.O. Environmental Technologies, whereby the Company can sell reverse osmosis-based products, which is currently being developed in China. The Company believes this agreement provides opportunities to expand into the home market with a product that can be produced and sold at a price that is competitive to the market. Additionally, the Company believes the agreement will further enable distribution of portable filtration products in China.

                  The Company believes that these new initiatives will be their primary focus during the fiscal year ending February 28, 2003. The Company intends to use these products in direct sales to consumers and in distribution through retail channels. The Company is also investigating the use of its filter technology to provide distribution of filtered water to consumers.

                  Prior to entering into this strategic alliance, the Company entered into a patent license agreement with Innova Pure Water, Inc. (Innova), whereby Innova granted the Company a limited non-exclusive license to manufacture, market,

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                  May 31, 2002

                                   ----------


NOTE A:           ORGANIZATION AND DESCRIPTION OF BUSINESS, continued

                  distribute and sell all portable water filtration bottles that are filled from the top for a period of one year (initial term). The Company and Innova, respectively, hold patents covering the majority of all portable water filtration bottle design concepts. Based upon the shift in focus for providing water filtration products, the Company is not sure if this license will continue or will be renegotiated at some point on different terms. In any case, the Company does not anticipate this technology as being a material part of operations in the future. Royalty expense for the three month periods ended May 31, 2002, and 2001 was approximately $-0- and $48,000, respectively, and are included in selling expenses in the accompanying consolidated statements of operations.

NOTE B:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Basis of Presentation

                  The Company has experienced recurring net losses, has an accumulated deficit of $3,188,975 as of May 31, 2002 and is reducing the emphasis of business with Nikken for the coming fiscal year. At this time, the Company believes that they can replace the revenues, which Nikken provided through new initiatives in the field of water filtration, but does not know to what extent the loss of revenues will have an impact on them. The Company has entered into an exclusive distribution rights to a line of reverse osmosis-based products in the United States and possibly elsewhere which are currently manufactured in China. Additionally, the Company completed an agreement to acquire rights to products developed by Enviro Care Inc., as well as, all applicable intellectual properties, whereby the Company can sell various ozination products. The Company has also entered into the first stage of contractual agreements with representatives of one of the largest companies in Japan to market and distribute the Company's entire product line throughout Japan. The Company expects to complete the negotiations within the fiscal year ending February 28, 2003.

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

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                  May 31, 2002

                                   ----------


NOTE B:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

                  Unaudited Interim Financial Information

                  The accompanying interim consolidated balance sheet as of May 31, 2002 and the consolidated statements of operations and cash flows for the three month periods ended May 31, 2002 and 2001, together with the related notes are unaudited and in the opinion of management, include all normal recurring adjustments that the Company considers necessary. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. Inventories and cost of goods sold have been estimated based on the purchases and sales from the most recent physical inventory. Results for the three-month periods ended May 31, 2002 and 2001 are not necessarily indicative of results for an entire year. A more complete description of accounting policies and disclosures is included in the Company's annual report on Form 10 KSB.

                  Management's Estimates

                  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

                  Principles of Consolidation

                  The accompanying consolidated financial statements include the accounts of SET and its wholly owned subsidiary, SWT (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated.

                  Revenue Recognition

                  Sales are recognized upon shipment of product.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                  May 31, 2002

                                   ----------


NOTE B:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

                  Income Taxes

                  The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the consolidated financial statements and the tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                  Issuance of Stock for Services

                  Shares of the Company's common stock issued for services are recorded in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, at the fair market value of the stock issued or the fair market value of the services provided, whichever value is the more clearly evident.

                  Stock Compensation

                  The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                  Income (Loss) Per Common Share

                  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of outstanding common shares during the periods presented. At May 31, 2002, basic (loss) income per share and diluted (loss) income per share are the same amount because the impact of additional common shares that might have been issued under the Company's stock option plan, warrants and convertible debt would be anti-dilutive. At May 31, 2001, diluted income (loss) per common share is not materially different from primary income (loss) per common share.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                  May 31, 2002

                                   ----------


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

                  Stock options expire on the earlier of (a) ten years from the date of grant, (b) six months from the date an employee ceases employment due to permanent disability, (c) the date of termination for an employee for reasons other than retirement, disability of death (however, may be extended by the Board for up to three years), or (d) three months from the date an employee retires with permission from the Board. The date at which the options may be exercised will be determined by the Board at the time of grant. There were no options outstanding under either of these Plans at May 31, 2002 and 2001.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                  May 31, 2002

                                   ----------


NOTE D:           CAPITAL STRUCTURE AND MAJOR CONTRACTS

                  Common Stock

                  During May 2001, the Company settled approximately $51,000 of its accrued expenses through the issuance of 270,000 shares of common stock.

                  During March 2002, the Company, through the issuance of 50,000 shares of common stock, entered into a preliminary agreement to license all proprietary rights associated with "Hand Pump Technology" (see Note G).

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

                  Contributed Executive Services

                  Contributed executive services of $18,000 was recorded for the three month period ended May 31, 2001 and represent an estimate of the fair value of services donated by the President of the Company.

                  Effective December 1, 2001, the Company entered into an employment agreement with the President of the Company. The agreement is for five years and provides for a salary of $10,000 per year plus one percent of the net income of the Company, if any.

                  Celebrity Endorsement Contract

                  During March 2000, the Company entered into a celebrity consulting and endorsement contract, which calls for the issuance of 110,000 shares of common stock for services to be performed during the term of the contract, which ends December 31, 2002. The shares were issued and recorded to contributed capital at fair market value of $145,200 and the related expense is amortized over the life of the contract, with a contra equity account of $29,894 representing unearned compensation at May 31, 2002. Additionally,

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                  May 31, 2002

                                   ----------


NOTE D:           CAPITAL STRUCTURE AND MAJOR CONTRACTS, continued

                  commission payments are to be made for 2.5% of gross revenue derived by the Company from sales of the Company's products in which the consultant directly participates, for example the Red Cross, US States Armed Forces and similar organizations. No such sales occurred during the three-month periods ended May 31, 2002 and 2001.

                  The Company intends to use the celebrity to host various new infomercials directed at marketing the Company's products to consumers.

                  Consulting Agreement

                  During April 2000, the Company entered into a one year consulting agreement with an individual to provide marketing and consulting services for the Company. The agreement can be extended one year by the Company. As consideration for services to be rendered, the consultant received a stock option agreement to purchase 250,000 restricted shares of the Company's common stock at $1.125 per share.

                  The options expire after three years, and vest one third per year based on performance benchmarks to be achieved according to the contract. The first third vested on the effective date of the agreement as an enticement to enter into the agreement. The options were issued and recorded to contributed capital at fair market value of approximately $59,000.

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

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                  May 31, 2002

                                   ----------


NOTE E:           RELATED PARTY TRANSACTIONS, continued

                  As of February 28, 2001, the Company had unpaid stockholder advances of approximately $107,000. During April and May 2001, the Company repaid $27,500 and $50,000, respectively, of such advances. Outstanding stockholder advances accrue interest at
                  7.5 percent per annum and mature on dates ranging from November 2001 through January 2002.

                  In connection with the repurchase of preferred stock, the Company's principal stockholder loaned the Company $350,000. During the 2002 fiscal year, the Company repaid approximately $60,000 in stockholder loans. This loan bears interest at 10 percent and is repayable upon demand. The interest on this loan has been worked through the end of the fiscal year.

                  Interest expense relating to these advances during the three month periods ended May 31, 2002 and 2001 amounted to approximately $9,700 and $7,300, respectively.

NOTE F:           LITIGATION

                  During May 2001, Safewater Anywhere LLC filed a lawsuit against Seychelle Water Technologies, Inc., an officer of the Company and others in the Orange County Superior Court. The complaint alleges breach of fiduciary duty, constructive fraud, promissory fraud, rescission, constructive trust, unfair trade practices and conversion. The complaint sought unspecified damages and injunctive relief. During the fiscal year ended February 28, 2002, the Company filed a motion to have the matter set for arbitration/mediation. The court approved the Company's motion and arbitration/mediation is currently pending. The Company believes that the claims are without merit and intends to aggressively defend the case. Accordingly, no accrual has been made for potential damages.

                  In February 2002, Mr. Douglas Copp filed a lawsuit on behalf of himself and American Rescue Team International, Inc. against Seychelle Environmental Technologies, an officer of the Company and Nikken, in the U.S. District Court for the District of New Mexico. The Complaint, which is essentially a claim for royalty payments, alleges breach of contract, unfair trade practices, misappropriation of publicity, unjust enrichment, violation of the Lanham Act, and conspiracy. Nikken has filed a counterclaim against the Company and an officer of the Company. While the Company believes that the claims are without merit and will aggressively defend the case. Accordingly, no accrual has been made for potential damages.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                                  May 31, 2002

                                   ----------


NOTE F:           LITIGATION, continued

                  No other legal proceedings of a material nature to which the Company is a defending party are pending at May 31, 2002.

NOTE G:           SUBSEQUENT EVENTS

                  During June 2002, the Company entered into an exclusive agreement with Heibei R.O. Environmental Technologies, whereby the Company can sell reverse osmosis-based products, which is currently being developed in China. The agreement shall be for a period of three years. The Company will be able to purchase Heibei products for cost plus fifteen percent. The Company believes this agreement offers the Company to expand into the home market with a product that can be produced and sold at a price that is competitive to the market. Additionally, the Company believes the agreement will further enable distribution of portable filtration products in China.

                  During June 2002, the Company finalized a License Agreement for a product known as the "Hand Pump Technology" a pressurized technology to filter water. The Company licensed all proprietary rights associated with this technology, including patent #6,136,188 and the trademark Aqua Gear TM. The Company will pay a two- percent royalty and a one- percent license of trademark fee on any sales using this technology during the term of the license. In connection with the license agreement, the Company granted the licenser 50,000 shares of common stock. The shares were issued during March 2002. The License Agreement is for an initial term of five years, with five successive five years renewals. The Company intends to market this technology in the United States and internationally.

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this document to "us," "we," or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor, and its subsidiary.

The following information should be read in conjunction with the consolidated condensed financial statements and attached notes included in Item 1 of this Quarterly Report, and the financial statements and attached notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained our Annual Report on Form 10-KSB for the year ended February 28, 2002.

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

Results of Operations

Our revenues for the first quarter ended May 31, 2002 were $266,869, which were lower than the revenues of $901,338 for the first quarter ended May 31, 2001. We had a loss of $28,346, or less than $0.01 per share, for the first quarter ended May 31, 2002, compared to net income of $102,139, or $0.01 per share for the first quarter ended May 31, 2001.

For the three months ended May 31, 2002, our costs of sales as a percentage of revenue were 50.7%, which compares to 57% for the same three months in 2001. Costs of sales include all costs incurred in the manufacturing process. The major components of direct costs are direct labor and associated benefits, materials and freight. The major components of indirect job costs are indirect labor costs and associated benefits and depreciation of production equipment. We continue to strive for better control over our costs of sales.

Gross profit from operations for the three months ended May 31, 2002 was $131,442 or 49.3% of revenue. This compares to gross profit for the three months ended May 31, 2001 of $387,478 or 43% of revenue.

Our general and administrative expenses were $112,975 for the three months ended May 31, 2002, compared to $ 217,780 for the three months ended May 31, 2001. The major components of general and administrative expenses are office salaries and associated payroll costs, general and health insurance costs, rent, telephone, accounting and legal expenses.

During the three months ended May 31, 2001, we continued marketing our products principally through Nikken. We are reducing the emphasis of business with Nikken in this fiscal year. We plan to expand the scope of our products. At this time, we believe that we can replace the revenues which Nikken provided, but do not know to what extent the loss of revenues will have an impact on us. We have had a similar situation in the past with a major customer and were able to replace the lost revenues within approximately a one year period. However, we cannot make a prediction at this point.

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

We have also completed an exclusive agreement with Heibei R.O. Environmental Technologies, which is a company that will produce membrane products for our sales and distribution in the United States. This agreement offers us the opportunity to expand into the home market with a product that we believe can be produced and sold at a price that we believe is extremely competitive to the market.

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

If we can begin generating revenue from other business segments, we believe that we have a reasonable probability of developing profitability by the end of the fiscal year, although we are not in a position to guarantee such a prediction at this point.

Liquidity and Capital Resources

Our operating activities provided $35,106 for the three months ended May 31, 2002, compared to providing $403,073 for the three months ended May 31, 2001.

Our investing activities used $15,582 for the three months ended May 31, 2002, compared to using $2,000 for the three months ended May 31, 2001. All investing activities were directed toward the purchase of property and equipment.

No funds were used for financing activities for the three months ended May 31, 2002, compared to using $77,450 for the three months ended May 31, 2001.

Our net cash at May 31, 2002 was $220,975, compared to $434,640 at May 31, 2001.

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

In February, 2002, Mr. Douglas Copp filed a lawsuit on behalf of himself and American Rescue Team International, Inc. against us, Nikken, and Carl Palmer in the U.S. District Court for the District of New Mexico. The Complaint, which is essentially a claim for royalty payments, alleges breach of contract, unfair trade practices, misappropriation of publicity, unjust enrichment, violation of the Lanham Act, and conspiracy. Nikken has filed a counterclaim against Mr. Palmer and us. While we believe that the claims are without merit and will aggressively defend our rights. We plan to seek an early dismissal because we believe that the case was filed in the wrong court. We have not yet responded in this matter.

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


                           Dated: July 22, 2002


                           SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.



                           /s/ Carl Palmer
                           -----------------------------------------------------
                           Carl Palmer, President and Chief Executive Officer (Principal Executive Officer)