Form 10QSB
period 2002-08-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2002-10-21
CIK 1056757

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 2002
                         Commission file number 0-29373

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

                      -------------------------------------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,558,480 shares of Common Stock, $.001 par value per share, outstanding as of August 31, 2002.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

        FORM 10QSB QUARTERLY REPORT FOR THE QUARTER ENDED AUGUST 31, 2002

                                TABLE OF CONTENTS


Part I - Financial Information

     Item 1. Financial Statements

         Consolidated Balance Sheet - August 31, 2002

         Consolidated Statements of Operations for the Three Months ended August 31, 2002 and 2001

         Consolidated Statements of Operations for Six Months ended August 31, 2002 and 2001

         Consolidated Statements of Cash Flows for the Six Months ended August 31, 2002 and 2001

         Notes to Consolidated Financial Statements - August 31, 2002

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

         Item 1. Legal Proceedings

         Item 6. Exhibits and Reports on Form 8-K

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                August 31, 2002


                                     ASSETS

CURRENT ASSETS
       Cash                                            $ 34,820
       Trade receivables, net                           166,500
       Inventories, net                                 257,824
       Prepaid expenses                                  12,300
                                                       --------

             Total current assets                       471,444
                                                       --------

PROPERTY AND EQUIPMENT, NET                             101,090

INTANGIBLE ASSETS, NET                                   12,978

OTHER ASSETS                                             21,300
                                                       --------

             Total non-current assets                   135,368
                                                       --------

TOTAL ASSETS                                           $606,812
                                                       ========

      See accompanying notes to consolidated interim financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                August 31, 2002


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
       Accounts payable                                           $    10,296
       Accrued expenses                                               325,252
       Customer deposits                                              241,797
       Stockholder advances                                           312,338
                                                                  -----------

             Total current liabilities                                889,683
                                                                  -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
       Preferred stock, $.01 par value
             Series "AAA", 8,000 shares
               authorized, issued and outstanding                          80
       Common stock $.001 par value - 50,000,000 shares
           authorized; 9,483,480 shares issued and oustanding           9,443
       Additional paid-in capital                                   3,013,358
       Accumulated deficit                                         (3,288,670)
       Unearned compensation                                          (17,082)
                                                                  -----------

             Total stockholders' deficit                             (282,871)
                                                                  -----------

TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                                      $   606,812
                                                                  ===========


      See accompanying notes to consolidated interim financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                              For the three months
                                                ended August 31,
                                            2002              2001
                                        ------------      ------------
SALES                                   $    114,270      $    444,400

COST OF SALES                                 68,274           319,615
                                        ------------      ------------

             Gross profit                     45,996           124,785
                                        ------------      ------------

OPERATING EXPENSES
       Selling                                19,236            36,026
       General and Administrative            114,525           160,126
                                        ------------      ------------

             Total expenses                  133,761           196,152
                                        ------------      ------------

(LOSS) PROFIT FROM OPERATIONS                (87,765)          (71,367)

OTHER EXPENSES
       Interest expense                       (9,793)           (5,659)
                                        ------------      ------------

(LOSS) PROFIT BEFORE PROVISION
       FOR INCOME TAXES                      (97,558)          (77,026)

PROVISION FOR INCOME TAXES                    (2,137)           (1,600)
                                        ------------      ------------

             Net (loss) income          $    (99,695)     $    (78,626)
                                        ============      ============

BASIC AND DILUTED (LOSS) INCOME
       PER SHARE                        $      (0.01)     $       0.00
                                        ============      ============

SHARES USED IN COMPUTING
       (LOSS) INCOME PER COMMON AND
          COMMON EQUIVALENT SHARE:

             BASIC                         9,185,185         8,908,399
                                        ============      ============
             DILUTED                      13,685,195        13,678,409
                                        ============      ============


      See accompanying notes to consolidated interim financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                   For the six months
                                                     ended August 31,
                                                 2002              2001
                                             ------------      ------------
SALES                                        $    381,139      $  1,345,738

COST OF SALES                                     203,998           784,384
                                             ------------      ------------

             Gross profit                         177,141           561,354
                                             ------------      ------------

OPERATING EXPENSES
       Selling                                     56,284            96,225
       General and Administrative                 227,204           426,996
                                             ------------      ------------

             Total expenses                       283,488           523,221
                                             ------------      ------------

(LOSS) PROFIT FROM OPERATIONS                    (106,347)           38,133

OTHER EXPENSES
       Interest expense                           (19,558)          (13,019)
                                             ------------      ------------

(LOSS) PROFIT BEFORE PROVISION
       FOR INCOME TAXES                          (125,905)           25,114

PROVISION FOR INCOME TAXES                         (2,137)           (1,600)
                                             ------------      ------------

             Net (loss) income               $   (128,042)     $     23,514
                                             ============      ============

BASIC AND DILUTED (LOSS) INCOME
       PER SHARE                             $      (0.01)     $       0.00
                                             ============      ============

SHARES USED IN COMPUTING
       (LOSS) INCOME PER COMMON AND
          COMMON EQUIVALENT SHARE:

             BASIC                              9,185,185         8,908,399
                                             ============      ============
             DILUTED                           13,685,195        13,678,409
                                             ============      ============

      See accompanying notes to consolidated interim financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                       For the six months
                                                                        ended August 31,
                                                                      2002           2001
                                                                    ---------      ---------
OPERATING ACTIVITIES
       Net (loss) income                                            $(128,042)     $  23,514
       Adjustments to reconcile net (loss) profit to net
       cash (used in) provided by operating activities:
             Depreciation and amortization                             31,680         26,214
             Recovery of bad debt expense                              (1,089)             0
             Contributed executive services                             5,000         36,000
             Provision for slow moving inventory                            0         29,169
             Stock issued for services                                 25,625         25,624
       Increase (decrease) resulting from changes in:
             Trade receivables                                            509          4,381
             Inventory                                                 10,806         59,795
             Other current assets                                           0         12,084
             Intangible and other assets                               (1,590)        12,800
             Accounts payable                                        (117,344)       108,745
             Accrued expenses                                          20,802         31,880
             Customer deposits                                         16,531       (172,620)
             Income taxes payable                                      (3,597)        (1,600)
                                                                    ---------      ---------

       Net cash (used in) provided by operating activities           (140,709)       195,986
                                                                    ---------      ---------

INVESTING ACTIVITIES
       Purchase of property and equipment                             (20,672)       (10,554)
       Cash paid for right to intellectual property                    (5,000)             0
       Tooling deposits                                                (3,000)       (40,000)
                                                                    ---------      ---------

       Net cash used by investing activities                          (28,672)       (50,554)
                                                                    =========      =========


      See accompanying notes to consolidated interim financial statements.

                   SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                     For the six months
                                                                      ended August 31,
                                                                    2002           2001
                                                                  ---------      ---------
FINANCING ACTIVITIES
       Repurchase preferred stock                                 $       0      $(350,000)
       Proceeds from stockholder's advances                           2,750        350,000
       Repayment of stockholder's advances                                0       (127,450)
                                                                  ---------      ---------

       Net cash provided by (used in) financing activities            2,750       (127,450)
                                                                  ---------      ---------

       NET (DECREASE) INCREASE IN CASH                             (166,631)        17,982

Cash at beginning of period                                         201,451        111,017
                                                                  ---------      ---------

Cash at end of period                                             $  34,820      $ 128,999
                                                                  =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION

       Cash paid during the period for:
             Interest                                             $       0      $       0
                                                                  =========      =========

             Income taxes                                         $   3,595      $   1,600
                                                                  =========      =========

NON-CASH INVESTING AND FINANCING ACTIVITIES

       Stock issued in connection with acquisition of
       intellectual property                                      $  10,000      $       0
                                                                  =========      =========

       $tock issued for services and settlement of litigation        25,625      $  76,924
                                                                  =========      =========

       Contributed executive services                             $   5,000      $  36,000
                                                                  =========      =========


      See accompanying notes to consolidated interim financial statements.

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

         Description of Business

         SET designs, manufactures and supplies water filtration systems to the general public. These systems range from portable water bottles that can be filled from nearly any available source, to units which provide entire water facilities at the point of entry for a facility. There are a number of established companies in the water filtration business, with no one company dominating the business.

         During February 2001, SET entered into a strategic alliance with Nikken Global, Inc. and Kenko World (collectively "Nikken"), whereby Nikken obtained rights to distribute the SET products and technology for a period of ten years commencing March 1, 2001. Revenues from SET's sales to Nikken approximated $26,000 and $381,000 for the three-month periods ended August 31, 2002 and 2001, respectively. Revenues from SET's sales to Nikken approximated $240,000 and $1,184,000 for the six-month periods ended August 31, 2002 and 2001, respectively.

         SET reserved its rights to continue marketing and selling its products and technology to nonprofit organizations that do not resell to distributors or sell to consumers, for example the Red Cross, US Armed Forces and similar organizations.

         SET is reducing the emphasis of business with Nikken for the coming fiscal year. SET currently has limited sales pending with Nikken and does not foresee any expansion. As of August 28, 2002, SET had received $241,797 as deposit towards purchase orders of approximately $494,000. Nikken however, has notified SET that several of these purchase orders were canceled. SET is currently in negotiations with Nikken regarding settlement of these purchase orders and open receivables and the disposition of customer deposit.

         During the later part of the fiscal year ended February 28, 2002, SET began discussions with other companies researching new initiatives in the field of water filtration including -

               o  Reverse osmosis-based products;

               o  Ozonation and Oxygenation products

         During May 2002, SET completed negotiations for an agreement to exchange 500,000 shares of Seychelle stock to acquire rights to products developed by Enviro Care Inc., as well as all applicable intellectual properties, whereby SET can market various ozonation products. SET believes this agreement will provide opportunities with their Pure Water Machine which utilizes these technologies throughout markets including the international drinking water market, convenience stores and other commercial and industrial applications.

         During June 2002, SET finalized a License Agreement for a product known as the "Hand Pump Technology." SET licensed all proprietary rights associated with this technology, including patent #6,136,188 and the trademark Aqua Gear TM. The License Agreement is for an initial term of five years, with five successive five years renewals. SET intends to market this technology in various forms of product into the United States and internationally.

         During June 2002, SET entered into an exclusive agreement with Heibei R.O. Environmental Technologies, whereby SET can sell reverse osmosis-based products, which are currently being developed in China. SET believes this agreement provides opportunities to expand into the home market with a product that can be produced and sold at a price that is competitive to the market. Additionally, SET believes the agreement will further enable distribution of portable filtration products in China.

         SET believes that these new initiatives will be their primary focus during the fiscal year ending February 28, 2003. SET intends to use these products in direct sales to consumers and in distribution through retail channels. SET is also investigating the use of its filter technology to provide distribution of filtered water to consumers.

         Prior to entering into this strategic alliance, SET entered into a patent license agreement with Innova Pure Water, Inc. (Innova), whereby Innova granted SET a limited non-exclusive license to manufacture, market, distribute and sell all portable water filtration bottles that are filled from the top for a period of one year (initial term). SET and Innova, collectively hold patents covering the majority of all portable water filtration bottle design concepts. Based upon the shift in focus for providing water filtration products, SET is uncertain if this license will continue or will be renegotiated at some point on different terms. In any case, SET does not anticipate this technology as being a material part of operations in the future. Royalty expense for the three month periods ended August 31, 2002, and 2001 was approximately $-0- and $23,000, respectively. Royalty expense for the six-month period ended August 31, 2002 and 2001 was approximately $0 and $71,000 respectively. Royalty expenses are included in selling expenses in the accompanying consolidated statements of operations.

NOTE B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         SET has experienced recurring net losses, has an accumulated deficit of $3,288,670 as of August 31, 2002 and is reducing the emphasis of business with Nikken for the coming fiscal year. At this time, SET believes that they can replace the revenues, which Nikken provided through new initiatives in the field of global water filtration, but does not know to what extent the loss of revenues will have an impact on them. SET has entered into an exclusive distribution rights to a line of reverse osmosis-based products in the United States and possibly elsewhere which are currently manufactured in China. Additionally, SET completed an agreement to exchange 500,000 shares of Seychelle stock to acquire rights to products developed by Enviro Care Inc., as well as, all applicable intellectual properties, whereby SET can sell various ozonation products. SET has also entered into the first stage of contractual agreements with representatives of one of the largest companies in Japan to market and distribute SET's entire product line throughout Japan. SET expects to complete the negotiations within the fiscal year ending February 28, 2003.

         Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should SET be unable to continue as a going concern in its present form.

         Unaudited Interim Financial Information

         The accompanying interim consolidated balance sheet as of August 31, 2002 and the consolidated statements of operations and cash flows for the three and six month periods ended August 31, 2002 and 2001, together with the related notes are un-audited and in the opinion of management, include all normal recurring adjustments that SET considers necessary. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. Inventories and cost of goods sold have been estimated based on the purchases and sales from the most recent physical inventory. Results for the three and six month periods ended August 31, 2002 and 2001 are not necessarily indicative of results for an entire year. A more complete description of accounting policies and disclosures is included in SET's annual report on Form 10 KSB.

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

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of SET and its wholly owned subsidiary, SWT (collectively, SET). All significant inter-company transactions and balances have been eliminated.

         Revenue Recognition

         Sales are recognized upon shipment of product.

         Income Taxes

         SET accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the consolidated financial statements and the tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         Issuance of Stock for Services

         Shares of SET's common stock issued for services are recorded in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, at the fair market value of the stock issued or the fair market value of the services provided, whichever value is the more clearly evident.

         Stock Compensation

         SET accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of SET's stock at the date of the grant over the amount an employee must pay to acquire the stock.

         Income (Loss) Per Common Share

         Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of outstanding common shares during the periods presented. At August 31, 2002, basic (loss) income per share and diluted (loss) income per share are the same amount because the impact of additional common shares that might have been issued under SET's stock option plan, warrants and convertible debt would be anti-dilutive. At August 31, 2001, diluted income (loss) per common share is not materially different from primary income (loss) per common share.

         Reclassifications

         Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

NOTE C:  STOCK COMPENSATION PLAN

         During July 2000, SET adopted a stock compensation plan to be administered by the Board of Directors, or a Compensation Committee to be appointed by the Board. Consultants, advisors, and employees of SET are eligible to participate in the Plan. The Plan provides for the issuance of 300,000 shares of common stock to be issued as stock grants, or under stock option agreements. During October 2000, SET settled approximately $109,200 of its accrued expenses through the issuance of 109,139 shares of common stock.

         During February 2002, SET adopted an additional stock compensation plan to be administered by the Board of Directors or a compensation committee to be appointed by the Board. The Plan provides for the issuance of 300,000 shares of common stock to be issued as stock grants, or under stock option agreements. During February 2002, SET issued 10,000 shares for compensation and 232,000 shares for services provided.

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

         Stock options expire on the earlier of (a) ten years from the date of grant, (b) six months from the date an employee ceases employment due to permanent disability, (c) the date of termination for an employee for reasons other than retirement, disability of death (however, may be extended by the Board for up to three years), or (d) three months from the date an employee retires with permission from the Board. The date at which the options may be exercised will be determined by the Board at the time of grant. There were no options outstanding under either of these Plans at August 31, 2002 and 2001.

NOTE D:  CAPITAL STRUCTURE AND MAJOR CONTRACTS

         Common Stock

         During May 2001, SET settled approximately $51,000 of its accrued expenses through the issuance of 270,000 shares of common stock.

         During March 2002, SET, through the issuance of 50,000 shares of common stock, entered into a preliminary agreement to license all proprietary rights associated with "Hand Pump Technology". This agreement was finalized during June 2002 (See Note A).

         Repurchase of Preferred Stock

         During April 2001, SET repurchased for $350,000 all issued and outstanding Series A 13.5 percent non-voting, cumulative preferred stock, $0.01 par value per share and settled all liability for dividends. This repurchase was done in conjunction with a comprehensive settlement agreement with the beneficial owner of the preferred stock.

         The stock repurchase was funded by a loan made by one of SET's principal stockholders and all stock was retired.

         Contributed Executive Services

         Contributed executive services of $18,000 was recorded for the three month period ended August 31, 2001 and was $36,000 for the six month period ended August 31, 2001 and represent an estimate of the fair value of services donated by the President of SET.

         Effective December 1, 2001, SET entered into an employment agreement with the President of SET. The agreement is for five years and provides for a salary of $10,000 per year plus one percent of the net income of SET, if any.

         Celebrity Endorsement Contract

         During March 2000, SET entered into a celebrity consulting and endorsement contract, which calls for the issuance of 110,000 shares of common stock for services to be performed during the term of the contract, which ends December 31, 2002. The shares were issued and recorded to contributed capital at fair market value of $145,200 and the related expense is amortized over the life of the contract, with a contra equity account of $29,894 representing unearned compensation at August 31, 2002.

         Additionally, commission payments are to be made for 2.5% of gross revenue derived by SET from sales of SET's products in which the consultant directly participates, for example the Red Cross, US States Armed Forces and similar organizations. No such sales occurred during the three-month periods ended

         August 31, 2002 and 2001. SET intends to use the celebrity to host various new infomercials directed at marketing SET's products to consumers.

         Consulting Agreement

         During April 2000, SET entered into a one year consulting agreement with an individual to provide marketing and consulting services for SET. The agreement can be extended one year by SET. As consideration for services to be rendered, the consultant received a stock option agreement to purchase 250,000 restricted shares of SET's common stock at $1.125 per share.

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

NOTE E:  RELATED PARTY TRANSACTIONS

         During March 2001, SET sold inventory products to an affiliated entity of the principal stockholder of SET for $12,000.

         A board member's firm provided legal services for SET, for which the firm was granted 100,000 shares of common stock valued at $19,000 as consideration for services rendered during the 2001 fiscal year. The board member was also granted 50,000 shares of common stock valued at $9,500. During May 2001, SET issued these granted shares.

         As of February 28, 2001, SET had unpaid stockholder advances of approximately $107,000. During six month period ended August 31, 2001, SET repaid $127,500 in such advances. Outstanding stockholder advances accrue interest at 7.5 percent per annum and mature on dates ranging from November 2001 through January 2002.

         In connection with the repurchase of preferred stock, SET's principal stockholder loaned SET $350,000. During the 2002 fiscal year, SET repaid approximately $60,000 in stockholder loans. This loan bears interest at 10 percent and is repayable upon demand.

         Interest expense relating to these advances during the three month periods ended August 31, 2002 and 2001 amounted to approximately $9,700 and $7,300, respectively. Interest expense relating to these advances during the six month periods ended August 31, 2002 and 2001 amounted to approximately $19,600 and $13,000, respectively.

NOTE F:  LITIGATION

         During May 2001, Safewater Anywhere LLC filed a lawsuit against Seychelle Water Technologies, Inc., an officer of SET and others in the Orange County Superior Court. The complaint alleges breach of fiduciary duty, constructive fraud, promissory fraud, rescission, constructive trust, unfair trade practices and conversion. The complaint sought unspecified damages and injunctive relief. During the fiscal year ended February 28, 2002, SET filed a motion to have the matter set for arbitration / mediation. The court approved SET's motion and arbitration / mediation is currently scheduled for December. SET believes that the claims are without merit and intends to aggressively defend the case. Accordingly, no accrual has been made for potential damages.

         In February 2002, Mr. Douglas Copp filed a lawsuit on behalf of himself and American Rescue Team International, Inc. against Seychelle Environmental Technologies, an officer of SET and Nikken, in the U.S. District Court for the District of New Mexico. The Complaint, which is essentially a claim for royalty payments, alleges breach of contract, unfair trade practices, misappropriation of publicity, unjust enrichment, violation of the Lanham Act, and conspiracy. Nikken subsequently filed a cross claim against SET for contribution, indemnification and breach of contract. SET believes that the claim in both the original action and the cross claim are without merit and is aggressively defending the case. Seychelle has filed a motion to dismiss the entire action against it on the ground of a lack of personal jurisdiction in the U.S. District Court for the District of New Mexico, and the motion is currently pending. Accordingly, no accrual has been made for potential damages.

         No other legal proceedings of a material nature to which SET is a defending party are pending at August 31, 2002.

NOTE G:  SUBSEQUENT EVENTS

         During October 2002, SET Board of Directors voted to file Form 15 to deregister as a reporting company under Securities Exchange Act of 1934.

PART I - ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this document to "us," "we," or "SET" refer to Seychelle Environmental Technologies, Inc., its predecessor, and its subsidiary.

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

Results of Operations

Our revenues for the second quarter ended August 31, 2002 were $114,270 which were lower than the revenues of $444,400 for the second quarter ended August 31, 2001. Our revenues for the first six months ended August 31, 2002 were $381,139, which were significantly lower than the revenues of $1,345,738 for the first six months ended August 31, 2001.

For the three months ended August 31, 2002, our costs of sales as a percentage of revenue were 59.7% compared to 71.9%, for the same three months in 2001. For the six months ended August 31, 2002, our costs of sales as a percentage of revenue were 53.5% compared to 58.3%, for the same six months in 2001. Costs of sales include all costs incurred in the manufacturing process.

Gross profit from operations for the three months ended August 31, 2002 was $45,996 or 40.3% of revenue. This compares to gross profit for the three months ended August 31, 2001 of $124,786 or 28.1% of revenue. For the six months ended August 31, 2002, gross profit was $177,141 or 46.5% of revenue, compared to gross profit for the six months ended August 31, 2001 of $561,355 or 41.7% of revenue.

Our general and administrative expenses were $114,525 for the three months ended August 31, 2002, compared to $160,126 for the three months ended August 31, 2001. For the six months ended August 31, 2002, our general and administrative expenses were $227,204 compared to $426,996 for the six months ended August 31, 2001. We have reduced our general and administrative expenses for the above periods by reducing management and production employment. The major components of general and administrative expenses are office salaries and associated payroll costs, general and health insurance costs, rent, telephone, accounting and legal expenses.

We had a net loss of $99,695, or $0.01 per share, for the second quarter ended August 31, 2002 compared to a net loss of $78,626, or less than one cent per share for the second quarter ended August 31, 2001. For the six months ended August 31, 2002, we had net loss of $128,042 or $0.01 per share, compared to a net income of $23,514, or less than one cent per share for the six months ended August 31, 2001.

As of February 2002, we are restructuring our marketing and product focus. This year we plan to allocate most of our resources to research and development. We are also reducing our emphasis of business with Nikken for the coming fiscal year. We currently have limited sales pending with Nikken and does not foresee any expansion. As of May 28, 2002, we had received $241,797 as deposit towards purchase orders of approximately $494,000. Nikken however, has notified us that several of these purchase orders were canceled. We are currently in negotiations with Nikken regarding settlement of these purchase orders and open receivables and the disposition of customer deposit.

During the later part of the fiscal year ended February 28, 2002, we began discussions with other companies researching new initiatives in the field of water filtration including -

                  o  Reverse osmosis-based products;

                  o  Ozonation and Oxygenation products

During May 2002, we completed negotiations for an agreement to exchange 500,000 shares of Seychelle stock to acquire rights to products developed by Enviro Care Inc., as well as, all applicable intellectual properties, whereby we can market various ozonation products. We believe this agreement will provide opportunities with their Pure Water Machine which utilizes these technologies throughout markets including the international drinking water market, convenience stores and other commercial and industrial applications.

During June 2002, we finalized a License Agreement for a product known as the "Hand Pump Technology." We licensed all proprietary rights associated with this technology, including patent #6,136,188 and the trademark Aqua Gear TM. The License Agreement is for an initial term of five years, with five successive five years renewals. We intend to market this technology in various forms of product into the United States and internationally.

During June 2002, we entered into an exclusive agreement with Heibei R.O. Environmental Technologies, whereby SET can sell reverse osmosis-based products, which is currently being developed in China. We believe this agreement provides opportunities to expand into the home market with a product that can be produced and sold at a price that is competitive to the market.

Additionally, we believe the agreement will further enable distribution of portable filtration products in China.

We believe that these new initiatives will be our primary focus during the fiscal year ending February 28, 2003. We intend to use these products in direct sales to consumers and in distribution through retail channels. We are also investigating the use of its filter technology to provide distribution of filtered water to consumers.

Prior to entering into this strategic alliance, we entered into a patent license agreement with Innova Pure Water, Inc. (Innova), whereby Innova granted us a limited non-exclusive license to manufacture, market, distribute and sell all portable water filtration bottles that are filled from the top for a period of one year (initial term). We and Innova, collectively, hold patents covering the majority of all portable water filtration bottle design concepts. Based upon the shift in focus for providing water filtration products, we are not sure if this license will continue or will be renegotiated at some point on different terms. In any case, we do not anticipate this technology as being a material part of operations in the future. Royalty expense for the three month periods ended August 31, 2002, and 2001 was approximately $-0- and $71,000, respectively. Royalty expenses are included in selling expenses in the accompanying consolidated statements of operations.

Liquidity and Capital Resources

Our operating activities used $140,709 for the six months ended August 31, 2002, compared to providing $195,986 for the six months ended August 31, 2001. The decreased sales and remaining general and administrative expenses accounted for this decrease.

Our investing activities used $28,672 for the six months ended August 31, 2002, compared to using $50,554 or the six months ended August 31, 2001. All investing activities were directed toward the purchase of property and equipment.

We received $2,750 from financing activities for the six months ended August 31, 2002 compared to using $127,450 for the six months ended August 31, 2001.

Our net cash at August 31, 2002 was $34,820 compared to $128,999 at August 31, 2001.

Accounts payable decreased by $117,344 at August 31, 2002 as a result the Company's reduction in management and production employment. Inventories increased by $10,806 at August 31, 2002.

Our financial situation requires an influx of capital in order to expand the results of our research and development. Our main goal is to globally enter the water purification market with our Pure Water Machine. We still believe that we remain undercapitalized for the activities which we plan to undertake in the next twelve months. We however, are planning to market the Flip-Top Portable Drinking Water bottle nationally through infomercial and electronic media.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

During May 2001, Safewater Anywhere LLC filed a lawsuit against Seychelle Water Technologies, Inc., an officer of SET and others in the Orange County Superior Court. The complaint alleges breach of fiduciary duty, constructive fraud, promissory fraud, rescission, constructive trust, unfair trade practices and conversion. The complaint sought unspecified damages and injunctive relief. During the fiscal year ended February 28, 2002, we filed a motion to have the matter set for arbitration / mediation. The court approved our motion and arbitration / mediation is currently scheduled for December. We believe that the claims are without merit and intend to aggressively defend the case. Accordingly, no accrual has been made for potential damages.

In February 2002, Mr. Douglas Copp filed a lawsuit on behalf of himself and American Rescue Team International, Inc. against Seychelle Environmental Technologies, one of our officers and Nikken, in the U.S. District Court for the District of New Mexico. The Complaint, which is essentially a claim for royalty payments, alleges breach of contract, unfair trade practices, misappropriation of publicity, unjust enrichment, violation of the Lanham Act, and conspiracy. Nikken subsequently filed a cross claim against us for contribution, indemnification and breach of contract. We believe that the claim in both the original action and the cross claim are without merit and is aggressively defending the case. We filed a motion to dismiss the entire action against it on the ground of a lack of personal urisdiction in the U.S. District Court for the District of New Mexico. The motion is currently pending. Accordingly, no accrual has been made for potential damages.

Otherwise, no legal proceedings of a material nature to which we are a party are pending, and we know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in his capacity as such.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

    a.   Exhibits
          99.1 Certification of Chief Executive Officer
          99.2 Certification of Chief Financial Officer

    b.   No reports on Form 8-K

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: 10/21/02                               Date: 10/21/02

Seychelle Environmental Technologies, Inc.   Seychelle Environmental Technologies, Inc.


/s/ Carl Palmer                              /s/ Carl Palmer
----------------------------                          ----------------------------
By: Carl Palmer                              By: Carl Palmer
Chief Executive Officer                      Chief Financial Officer

                                 CERTIFICATIONS


I, Carl Palmer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Seychelle Environmental Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

                        /s/ Carl Palmer
                        -----------------------
                        Carl Palmer,
                        Chief Executive Officer
                        Date: October 21, 2002


      I, Carl Palmer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Seychelle Environmental Technologies, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge,the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

                        /s/ Carl Palmer
                        -----------------------
                        Carl Palmer,
                        Chief Financial Officer
                        Date: October 21, 2002

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
 99.1          Certification of Chief Executive Officer
 99.2          Certification of Chief Financial Officer