Form 10QSB
period 2005-11-30
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2006-02-07
CIK 1056757

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2005

OR

[ ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________

Commission file number 0-21384

Seychelle Environmental Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	33-6159915
(State or other jurisdiction	(I.R.S. employer
incorporation or organization)	identification number)

33012 Calle Perfecto,
San Juan Capistrano, California	92675
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone number, including area code: (949) 234-1999

(former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: One class of common stock, par value $0.001, with 24,715,010 issued and outstanding as of January, 25 2006.

Transitional Small Business Disclosure Format Yes [ ] No [X]

FORM 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technology, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

As of November 30, 2005

ASSETS
CURRENT ASSETS
Cash	$ 713,886
Trade receivables, net of allowance for doubtful accounts	32,983
of $-0- as of November 30, 2005
Inventories, net	344,151
Prepaid expenses	20,790

Total current assets	1,111,810

PROPERTY AND EQUIPMENT, NET	114,176

INTANGIBLE ASSETS	122,000

OTHER ASSETS	9,742

Total non-current assets	245,918

TOTAL ASSETS	$ 1,357,728

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(CONTINUED)

As of November 30, 2005

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 25,713
Accrued expenses	148,536
Line of credit	50,000
Current portion of Notes Payable to Related Parties	7,500
Accrued interest due to related parties	161,220
Customer deposits	27,189
Income taxes payable	6,400

Total current liabilities	426,558

NOTES PAYABLE TO RELATED PARTIES	348,150

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock $.001 par value - 50,000,000 shares authorized; 22,373,384 issued and outstanding as of November 30, 2005	22,373
Additional paid-in capital	5,830,043
Unissued stock liability	6,000
Accumulated deficit	(4,587,634)
Finders fees	(11,800)
Unearned compensation	(255,832)
Unearned interest	(420,130)

Total stockholders' equity	583,020

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,357,728

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For Three-Month Periods Ending November 30, 2005 and 2004
	2005	2004

SALES	$ 146,419	$ 64,476
COST OF SALES	187,683	44,782

Gross profit (loss)	(41,264)	19,694

OPERATING EXPENSES
Selling	3,112	720
General and administrative	75,366	23,413
Consulting fees to related parties	46,020	-

Total expenses	124,494	24,133

LOSS FROM OPERATIONS	(165,757)	(4,439)

OTHER INCOME (EXPENSES)
Interest income	4,005	-
Interest expense to related parties	(76,178)	(30,300)
Miscellaneous income (expense)	(1,733)	(1,100)

Total other income (expense)	(73,906)	(31,300)

Net loss	$ (239,663)	$ (35,839)

BASIC AND DILUTED (LOSS)
PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES: BASIC AND DILUTED	13,363,702	10,830,980
See accompanying notes to consolidated financial statements

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For Nine-Month Periods Ending November 30, 2005 and 2004
	2005	2004
SALES	$ 570,831	$ 273,192
COST OF SALES	440,125	145,089

Gross profit	130,706	128,103

OPERATING EXPENSES
Selling	11,157	5,001
General and administrative	398,021	124,555
Consulting fees to related parties	135,061	-

Total expenses	544,241	129,556

LOSS FROM OPERATIONS	(413,534)	(1,453)

OTHER INCOME (EXPENSES)
Interest income	5,212	1,206
Interest expense to related parties	(190,073)	(107,073)
Miscellaneous income (expense)	1,377	10,582

Total other income (expense)	(183,484)	(95,285)

LOSS BEFORE PROVISION FOR
INCOME TAXES	(597,018)	(96,738)

PROVISION FOR INCOME TAXES	1,600	1,600
Net loss	$ (598,618)	$ (98,338)

BASIC AND DILUTED (LOSS) PER SHARE	$ (0.04)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES: BASIC AND DILUTED	13,363,702	10,830,980
See accompanying notes to consolidated financial statements

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine-Month Periods Ending November 30, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (598,618)	$ (98,338)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	19,931	15,729
Amortization of beneficial conversion feature	18,283	-
Compensation and interest expense on stock and warrants	287,486	-
Contributed executive services	7,500	7,500
Stock issued for services	25,350	-
Provision for slow moving inventory	79,789	(92)
Provision for doubtful accounts	(2,047)	(10,674)
Reversal of product return liability	-	(61,630)
Changes in operating assets and liabilities:
Trade receivables	(10,889)	21,207
Inventory	(110,186)	10,686
Prepaid inventory	(20,790)	-
Accounts payable	533	(3,822)
Accrued expenses	64,425	(10,400)
Accrued interest due to related parties	26,702	93,001
Income tax payable	1,600	1,600
Customer deposits	1,278	10,094

Net cash used by operating activities	(209,653)	(25,139)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of tooling and equipment	(33,413)	(12,035)
Increase in patents	(1,440)	-

Net cash used by investing activities	(34,853)	(12,035)

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(CONTINUED)

For the Nine-Month Periods Ending November 30, 2005 and 2004

	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	$ 1,013,756	$ 11,000
Unissued stock liability	6,000	-
Purchase of Treasury shares	(32,846)	-
Payment of finders fees	(11,800)	-
Proceeds from line of credit	50,000	-
Repayments on related party advances	(92,500)	(19,187)

Net cash provided (used) by financing activities	932,610	(8,187)

NET INCREASE (DECREASE) IN CASH	690,104	(45,361)

Cash, beginning of period	23,782	68,768

Cash, end of period	$ 713,886	$ 23,407

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

Interest	$ -	$ -
Income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock issued for settlement of debt	$ 125,405	$ 1,872
Stock issued for services	$ 25,350	$ -
Stock issued for accrued interest	$ 228,000	$ -

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of November 30, 2005

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Seychelle Water Technologies (“SWT”) was formed as a corporation in February 1997 under the laws of the state of Nevada for the purpose of marketing the products of Aqua Vision International (“Aqua Vision”), a private California entity operating since 1996. Prior to January 1998, SWT operations were limited primarily to fundraising and marketing activities.

On January 30, 1998, SET entered into a stock exchange agreement with SWT, whereby SWT shareholders emerged as the majority stockholder of SET. This reverse acquisition resulted in SWT becoming a wholly owned subsidiary of SET. SWT had no material operations for each of the seven fiscal years ending February 28, 2005.

On January 31, 1998, SET purchased the assets of Aqua Vision for $9.5 million. Only $1.2 million was paid to the Aqua Vision owners and the transaction was not consummated. Effective February 28, 1999, the Company revised its Purchase Agreement and issued 8,000 shares of its Series “AAA” Preferred Stock Cumulative Preferred Voting Stock (described in Note 8) to Aqua Vision’s owners. As a result, Aqua Vision’s owners became the ultimate controlling stockholder of SET. Because the assets were acquired from existing shareholders, the $1.2 million payment was treated as a distribution and the Series “AAA” stock issuance was treated as a recapitalization.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of November 30, 2005

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS, continued

Description of Business

The Company designs, manufactures and supplies water filtration systems to the general public. These systems range from portable water bottles that can be filled from nearly any available source to units, which provide entire water facilities at the point of entry for a facility. There are a number of established companies in the water filtration business, with no one company dominating the business.

During the later part of the fiscal year ending February 28, 2002, the Company began discussions with companies researching new technologies in the field of water filtration including -

1 Ozonation; and,
2 Waste water recovery

During May 2002, the Company completed an agreement to acquire rights to Enviro Care Inc., as well as, all applicable intellectual properties, whereby the Company can sell various ozonation products. The Company believes this agreement will open product markets including home, spas, agriculture, medical and other commercial and industrial applications. As of November 30, 2005, the Company has worked with Enviro Care personnel to develop or purchase tooling to be used in connection with the new reverse osmosis based products to be manufactured in China (Note 3).

During June 2002, the Company entered into an exclusive agreement with Heibei R.O. Environmental Technologies, whereby the Company can sell reverse osmosis-based products, which is currently being developed in China. Additionally, the agreement allows the Company to produce all portable filtration products in China. As of November 30, 2005, the Company has prepaid inventory in China of approximately $10,000. The Company believes this agreement offers the Company to expand into the home market with a product that is revolutionary and can be produced and sold at a price that is competitive to the market.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of November 30, 2005

NOTE 1:  ORGANIZATION AND DESCRIPTION OF BUSINESS, continued

Also, during June 2002, the Company entered into a License Agreement for a product known as the “Hand Pump Technology.” The Company licensed all proprietary rights associated with this technology, including patent #6,136,188 and the trademark Aqua Gear TM. The Company will pay a two percent royalty and a one percent license of trademark fee on any sales using this technology during the term of the license. The License Agreement is for an initial term of five years, with five successive five years renewals. The Company intends to market this technology in the United States and internationally.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SET and its wholly owned subsidiary, SWT, (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated.

Unaudited Interim Financial Information

The accompanying interim period financial statements together with the related notes are unaudited and, in the opinion of management, include all normal recurring adjustments that the Company considers necessary. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Inventories and cost of goods sold have been estimated based on the purchases and sales from the most recent inventory. The interim period financial statements should be read in connection with the audited consolidated financial statements and accompanying footnotes.

The results of operations for the three- and nine- month periods ended November 30, 2005 are not necessarily indicative of operating results to be expected for the full year.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of November 30, 2005

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
Revenue Recognition

The Company recognizes revenue when persuasive evidence of an  arrangement exists, delivery has occurred, the price to the buyer is fixed or  determinable. These criteria are typically met when product is shipped.

Revenue is not recognized at the time of shipment if these criteria are not met.

Cost of sales is comprised primarily of the cost of purchased product, as well as, labor and other material costs required to complete. All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as revenue. Costs incurred by the Company for shipping and handling, including transportation costs paid to third party shippers, are reported as a cost of sale expense.

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Trade receivables generally are due in 30 days. Credit losses have consistently been within management’s expectations. An allowance for doubtful accounts is recorded when it is probable that all or a portion of trade receivables balance will not be collected.

The Company provides a liability for returned products generally on a specific identification basis when it is at least probable that a product will be returned. Management periodically reviews its estimate for potential returnable products. Although management believes as of November 30, 2005, that no current returned product liability is required, it is at least reasonably possible that such estimate may change in the near term. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Trade receivables generally are due in 30 days. Credit losses have consistently been within management’s expectations. An allowance for doubtful accounts is recorded when it is probable that all or a portion of trade receivables balance will not be collected.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of November 30, 2005

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method and consist of the following as of November 30, 2005:

Raw materials	$ 142,779
Work in progress	52,993
Finished goods	228,168
423,940
Reserve for obsolete or slow moving inventory	(79,789)

Net inventories	$ 344,151

Finished goods inventory includes material, labor and manufacturing overhead costs.

Management reviews and estimates realization of inventory on a regular basis with respect to obsolete and slow moving inventory. During the three-month period ending November 30, 2005, the Company re-evaluated its countertop water filtration systems and determined that such product should be wholly reserved and recorded an inventory reserve adjustment of approximately $79,000. Although management believes its evaluations are sound, it is at least reasonably possible that such estimates may change in the near term.

Customer Deposits

Customer deposits represent advance payments received for products and is recognized as revenue in accordance with the Company’s revenue recognition policy.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of November 30, 2005

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

The Company utilizes Statement of Financial Accounting Standards
("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements  or tax returns. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the amount of taxable  income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.
Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.
Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

As on November 30, 2005, income tax expense reflected the California minimum franchise tax of $1,600.

Issuance of Stock for Services

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for employee stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123; accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

For stock options issued to non-employees, the issuance of stock options is accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Compensation expense is recognized in the financial statements for stock options granted to non-employees in the period in which the consideration is obtained from the non-employee.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of November 30, 2005

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE 3: PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at November 30, 2005:

Tooling	$ 256,720
Equipment	29,103
Vehicles	31,433
Furniture and fixtures	15,465
Computer equipment	15,838
Leasehold equipment	1,000
349,559

Less: Accumulated depreciation	307,868
Book Value	41,691
Tooling not in service	72,485

Total	$ 114,176

As of November 30, 2005, the Company had purchased tooling to be used in connection with the new reverse osmosis-based products to be manufactured in China. The Company intends on depreciating such tooling with the commencement of production and sale to customers. Depreciation will be computed using the straight-line method over a period of 5 years.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of November 30, 2005

NOTE 3: PROPERTY AND EQUIPMENT, continued

The carrying amount of all property and equipment is evaluated periodically to determine if adjustment to the useful life or to the undepreciated balance is warranted. As of November 30, 2005, no event has been identified that would indicate an impairment of the value of property and equipment recorded in the accompanying consolidated financial statements.

Total depreciation expense for the three-month period ending November 30, 2005 and 2004 was approximately $5,700 and $7,100, respectively.

Total depreciation expense for the nine-month period ending November
30, 2005 and 2004 was approximately $19,000 and $14,700, respectively.

NOTE 4: INTANGIBLE ASSETS

The following is a summary of intangible assets at November 30, 2005:

Enviro Care technologies	$ 104,000
Hand pump	8,000
Patents	17,622

Subtotal	129,622

Less: Accumulated amortization	7,622

Total	$ 122,000

During May 2002, the Company completed an agreement to acquire rights to Enviro Care Inc., as well as, all applicable intellectual properties, whereby the Company can sell various ozonation products. The Company believes this agreement will open product markets including home, spas, agriculture, medical and other commercial and industrial applications. The Company anticipates that it will be utilizing the technology during the fall of 2005. Once fully operational the Company anticipates amortizing the technology using the straight-line method over a period of 5 years.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of November 30, 2005

NOTE 4: INTANGIBLE ASSETS, continued

Also, during June 2002, the Company entered into a License Agreement for a product known as the “Hand Pump Technology.” The Company licensed all proprietary rights associated with this technology, including patent #6,136,188 and the trademark Aqua Gear TM. The Company will pay a two percent royalty and a one percent license of trademark fee on any sales using this technology during the term of the license. The Company intends to market this technology in the United States and internationally. The License Agreement is for an initial term of five years, with five successive five years renewals.

Total amortization expense for the three-month periods ending November 30, 2005 and 2004 was approximately $350.

Total amortization expense for the nine-month periods ending November
30, 2005 and 2004 was approximately $1,000.

NOTE 5: ACCRUED EXPENSES

Accrued expenses consist of the following at November 30, 2005:

Accrued legal expenses	$119,985
Accrued accounting expenses	4,464
Accrued rent	7,155
Accrued claim settlement	12,750
Accrued credit card purchases	2,647
Other accrued expenses	1,535

$148,536

The accrued legal expenses represent the attorney fees the Company incurred in connection with the SWT stock exchange agreement and purchase of Aqua Vision (Note 1), of which approximately $113,500 will be paid in stock. .

The accrued settlement represents an estimate of the settlement of an employment-related claim, of which $12,750 will be paid in stock.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of November 30, 2005

NOTE 6: LINES OF CREDIT

During March 2005, the Company entered into two lines of credit agreement, totaling $150,000. The lines of credit bear interest at the institutions index rate plus two percent (7.5% at November 30, 2005) and are not repayable until March 31, 2006. The proceeds from the $50,000 line of credit were used to pay down the Note Payable to Related Parties (see Note 7). Both lines of credit do not contain any limitations or borrowing or any restrictive debt covenants, such as a restriction on the payment of dividends.

NOTE 7: NOTES PAYABLE TO RELATED PARTIES

During December 2004, the Company granted the Tam Irrevocable Trust restricted common stock of 1,266,667 shares, effective March 1, 2002, for unearned interest. The restricted common shares were distributed during the first quarter of the fiscal year ending February 28, 2006. The fair market value of the restricted shares was estimated at $228,000.

As the November 30, 2005, the Company had advances of $355,650 from the Company’s primary investor, Tam Irrevocable Trust (“Tam Trust”). These advances bear interest at 10 percent and are not repayable until March 1, 2006. During the quarter ended May 31, 2005, the proceeds from the $50,000 line of credit were used to pay down the Note Payable to Related Parties (See Note 6).

As of November 30, 2005, accrued interest on these advances was approximately $161,200 and is included in accrued interest due to related parties.

On March 29, 2005, the Company granted the Tam Trust 500,000 warrants redeemable on restricted shares of the Company’s stock at $.225 per share. The warrants are distributed in equal installments commencing on December 1, 2004, 2005 and 2006 but are exercisable through December 1, 2008. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of November 30, 2005

NOTE 7: NOTES PAYABLE TO RELATED PARTIES, continued

Company recorded unearned interest relating to the estimated value of these warrants of $27,200. The Company is amortizing the estimated fair market value of the unearned interest over a three-year term. The Company has recorded interest expense of approximately $9,100 as of November 30, 2005.

The fair market value for these warrants was estimated at the date of grant using a Black-Scholes security pricing model with the following assumptions for the fiscal year 2004: risk-free interest rate of 6.5%; expected life of the option of 3 years; zero dividend yield; and a volatility factor of the expected market price of SET common stock of 250%.

Additionally, on March 29, 2005, the Company granted the Tam Trust 1,972,133 restricted shares of the Company’s common stock. These shares were granted at a price of $0.03 per share and vest over a three-year period, beginning November 1, 2004. As the Tam Trust was granted the common stock at below the Company’s market price on the date of grant, the Company recorded unearned interest relating to the estimated value of these shares of $493,000. The Company is amortizing the estimated fair market value of the unearned interest over a three-year term. The Company has recorded interest expense of approximately $137,000 as of November 30, 2005.

On July 27, 2005, the Company granted the Tam Trust 2,000,000 warrants redeemable on restricted shares of the Company’s stock at $.225 per share. The warrants are exercisable any time after December 1, 2006 and expire December 1, 2008. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned interest relating to the estimated value of these warrants of $120,000. The Company is amortizing the estimated fair market value of the unearned interest over the period from date of grant through December 1, 2006. The Company has recorded interest expense of approximately $30,000 as of November 30, 2005.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of November 30, 2005

NOTE 8: CAPITAL STRUCTURE

Common Stock

During the three-month period ending November 30, 2005, the Company issued 10,800 shares for services provided.

During the three-month period ending November 30, 2005, the Company issued 10,157 in restricted shares, estimated value $3,500, for accounting services provided in connection with Form 10 filing.

During the three-month period ending November 30, 2005, the Company received $6,000 in proceeds for the issuance of 20,000 shares of common stock. The stock has not yet been delivered to the investor. As of November 30, 2005, the Company recorded the proceeds as an un-issued stock liability in the accompanying consolidated financial statements.

During the three-month period ending August 31, 2005, the Company issued 30,000 shares for compensation; and 83,500 shares for services provided.

During the three-month period ending August 31, 2005, the Company issued an aggregate of 2,098,334 common shares to various investors for cash for an approximate total value of $478,000.

During the three-month period ending August 31, 2005, the Company issued 130,909 in restricted shares, estimated value $68,500, for accounting services provided in connection with Form 10 filing.

During the three-month period ending August 31, 2005, a shareholder presented an opportunity to the Company to repurchase approximately 210,238 common shares, at prices under the market ranging from $0.15 to $0.17 that the Company accepted for an approximate total value of $32,800.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of November 30, 2005

NOTE 8: CAPITAL STRUCTURE, continued

During the three-month period ending May 31, 2005, the Company issued an aggregate of 2,150,000 common shares to various investors for cash for an approximate total value of $535,000.

During the three-month period ending May 31, 2005, the Company issued 154,700 in restricted shares, estimated value $47,400, for accounting services provided in connection with Form 10 filing.

During March 2005, a consultant surrendered to the Company 250,000 of common stock, valued at $32,500, due to failure to perform certain contractual obligations.

Preferred Stock

The Board of Directors has the authority to issue Preferred Stock and to fix and determine its series, relative rights and preferences to the fullest extent permitted by the laws of the State of Nevada and its articles of incorporation. As of November 30, 2005, three classes of Preferred Stock were authorized and none was outstanding.

Consulting Agreements

During November 2004, the Company entered into consulting agreements with two officers to provide management consulting services for the Company. As consideration for services to be rendered, the consultants received 480,000 restricted shares of the Company’s common stock at $0.03 per share (below market). The common shares are to be distributed in equal installments commencing on December 1, 2004, 2005 and 2006. The fair market value of the restricted share earned during the period ending November 30, 2004 was estimated at $225,600 and recorded to unearned compensation. The Company is amortizing the estimated fair market value of the unearned compensation over the three-year term of the consulting agreement. The Company has recorded amortization of approximately $81,500 as of November 30, 2005.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of November 30, 2005

NOTE 8: CAPITAL STRUCTURE, continued

On March 29, 2005, the Company expanded the consulting agreement with one officer to provide management consulting services for the Company. As consideration for services to be rendered, the consultant received 316,312 restricted shares of the Company’s common stock at $0.03 per share (below market). The common shares are to be distributed in equal installments commencing on December 1, 2004, 2005 and 2006. The fair market value of the restricted share earned during the period ending November 30, 2004 was estimated at $79,100 and recorded to unearned compensation. The Company is amortizing the estimated fair market value of the unearned compensation over the three-year term of the consulting agreement. The Company has recorded amortization of approximately $28,600 as of November 30, 2005.

Warrants

On March 29, 2005, the Company expanded the consulting agreements with two officers to provide management consulting services for the Company. As further consideration for services to be rendered, the consultants were granted 1,000,000 warrants redeemable on restricted shares of the Company’s stock at $.225 per share. The warrants are distributed in equal installments commencing on December 1, 2004, 2005 and 2006 but are exercisable through December 1, 2008. The fair market value of the warrants earned during the period ending November 30, 2004 was estimated at $55,300 and recorded to unearned compensation. The Company is amortizing the estimated fair market value of the unearned compensation over the three-year term of the consulting agreement. The Company has recorded amortization of approximately $20,000 as of November 30, 2005.

On March 29, 2005, the Company granted the Tam Trust 500,000 warrants redeemable on restricted shares of the Company’s stock at $.225 per share. The warrants are distributed in equal installments commencing on December 1, 2004, 2005 and 2006 but are exercisable through December 1, 2008. The Company is amortizing the estimated fair market value of the unearned interest over a three-year term. The Company has recorded amortization of approximately $9,800 as of November 30, 2005.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of November 30, 2005

NOTE 8: CAPITAL STRUCTURE, continued

On July 27, 2005, the Company granted the Tam Trust 2,000,000 warrants redeemable on restricted shares of the Company’s stock at $.225 per share. The warrants are exercisable any time after December 1, 2006 and expire December 1, 2008. The Company is amortizing the estimated fair market value of the unearned interest over the period from date of grant through December 1, 2006. The Company has recorded interest expense of approximately $30,000 as of November 30, 2005.

On July 27, 2005, the Company expanded the consulting agreements with two officers to provide management consulting services for the Company. As further consideration for services to be rendered, the consultants were granted 500,000 warrants redeemable on restricted shares of the Company’s stock at $.225 per share. The warrants are exercisable any time after December 1, 2006 and expire December 1, 2008. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned compensation relating to the estimated value of these warrants of $30,000. The Company is amortizing the estimated fair market value of the unearned compensation over the period from date of grant through December 1, 2006. The Company has recorded consulting fees of approximately $7,500 as of November 30, 2005.

A summary of warrant activity is as follows:

Outstanding warrants	Warrants Outstanding	Exercise Price

Balance, February 28 ,2005	1,500,000	$ 0.225
Granted	2,500,000	$ 0.225
Exercised	0	0
Canceled	0	0
Balance, November 30, 2005	4,000,000	$ 0.225

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of November 30, 2005

NOTE 9: RELATED PARTY TRANSACTIONS

Effective December 1, 2001, the Company entered into an employment agreement with the President of the Company. The agreement is for five years and provides for a salary of $10,000 per year plus one percent of the net after tax profits of the Company. The agreement shall be automatically renewed for successive one-year terms unless the Company or employee provides written notice of non-renewal.

During November 2004, the Company entered into consulting agreements with two officers to provide management consulting services for the Company. As consideration for services to be rendered, the consultants received 480,000 restricted shares of the Company’s common stock at $.225 per share (below market). The common shares are to be distributed in equal installments commencing on December 1, 2004, 2005 and 2006. The fair market value of the options earned during the period ending November 30, 2004 was estimated at $225,600 and recorded to unearned compensation. The Company is amortizing the estimated fair market value of the unearned compensation over the three-year term of the consulting agreements. The Company has recorded accumulated compensation expense of approximately $81,500 as of November 30, 2005.

During December 2004, all Series AAA at 12% Cumulative Convertible Preferred Shares were converted into 4,500,000 shares of restricted common stock issued to the Tam Irrevocable Trust. In addition, all dividends accrued and unpaid on the AAA Preferred were waived.

During December 2004, the Company granted the Tam Trust additional common stock of 1,266,667 shares, valued at $76,000 per year, effective March 1, 2002, for additional interest and continued financial support.

On March 29, 2005, the Company expanded the consulting agreement with one officer to provide management-consulting services for the Company. As consideration for services to be rendered, the consultant received 316,312 restricted shares of the Company’s common stock at $0.03 per share (below market). The common shares are to be distributed in equal installments commencing on December 1, 2004, 2005 and 2006.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of November 30, 2005

NOTE 9: RELATED PARTY TRANSACTIONS, continued

The fair market value of the restricted share earned during the period ending November 30, 2004 was estimated at $79,100 and recorded to unearned compensation. The Company is amortizing the estimated fair market value of the unearned compensation over the three-year term of the consulting agreement. The Company has recorded compensation expense of approximately $28,600 as of November 30, 2005.

Additionally, on March 29, 2005, the Company granted the Tam Trust 1,972,133 restricted shares of the Company’s common stock. These shares were granted at a price of $0.03 per share and vest over a three-year period, beginning November 1, 2004. As the Tam Trust was granted the common stock at below the Company’s market price on the date of grant, the Company recorded unearned interest relating to the estimated value of these shares of $493,000. The Company is amortizing the estimated fair market value of the unearned interest over a three-year term. The Company has recorded interest expense of approximately $178,000 as of November 30, 2005.

On March 29, 2005, the Company expanded the consulting agreements with two officers to provide management-consulting services for the Company. As further consideration for services to be rendered, the consultants were granted 1,000,000 warrants redeemable on restricted shares of the Company’s stock at $.225 per share. The warrants are distributed in equal installments commencing on December 1, 2004, 2005 and 2006 but are exercisable through December 1, 2008. The fair market value of the warrants earned during the period ending November 30, 2004 was estimated at $55,300 and recorded to unearned compensation. The Company is amortizing the estimated fair market value of the unearned compensation over the three-year term of the consulting agreements. The Company has recorded compensation expense of approximately $10,700 as of November 30, 2005.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of November 30, 2005

NOTE 9: RELATED PARTY TRANSACTIONS, continued

On March 29, 2005, the Company granted the Tam Trust 500,000 warrants redeemable on restricted shares of the Company’s stock at $.225 per share. The warrants are distributed in equal installments commencing on December 1, 2004, 2005 and 2006 but are exercisable through December 1, 2008. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned interest relating to the estimated value of these warrants of $27,200. The Company is amortizing the estimated fair market value of the unearned interest over a three-year term. The Company has recorded interest expense of approximately $7,600 as of May 31, 2005.

During May 2005, the Company paid down $25,000 on the Note Payable to Related Parties.

On July 27, 2005, the Company granted the Tam Trust 2,000,000 warrants redeemable on restricted shares of the Company’s stock at $.225 per share. The warrants are exercisable any time after December 1, 2006 and expire December 1, 2008. The Company is amortizing the estimated fair market value of the unearned interest over the period from date of grant through December 1, 2006. The Company has recorded interest expense of approximately $30,000 as of November 30, 2005.

On July 27, 2005, the Company expanded the consulting agreements with two officers to provide management consulting services for the Company. As further consideration for services to be rendered, the consultants were granted 500,000 warrants redeemable on restricted shares of the Company’s stock at $.225 per share. The warrants are exercisable any time after December 1, 2006 and expire December 1, 2008. The Company is amortizing the estimated fair market value of the unearned compensation over the period from date of grant through December 1, 2006. The Company has recorded consulting fees of approximately $7,500 as of November 30, 2005.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of November 30, 2005

NOTE 9: RELATED PARTY TRANSACTIONS, continued

Contributed Executive Services

Effective December 1, 2001, the Company entered into an employment agreement with the President of the Company. The agreement is for five years and provides for a salary of $10,000 per year plus one percent of the net after tax profits of the Company as reported in the Company's Form 10-KSB. The agreement shall be automatically renewed for successive one-year terms unless the Company or employee provides written notice of non-renewal.

As the President of the Company has decided not to accept his salary until the Company has become profitable, the Company recorded additional paid in capital in the accompanying consolidated statements of changes in stockholders’ deficit.

NOTE 10: COMMITMENTS AND CONTINGENCIES

As of November 30, 2005, all prior lawsuits have been dismissed and we know of no legal proceedings pending or threatened or judgments entered against any of our directors or officers in his or her capacity as such.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is intended to be an overview of the areas that management believes are important in understanding the results of the quarter. This overview is not intended as a substitute for the detail provided in the following pages or for the financial statements and notes that appear elsewhere in this document.

Business of Seychelle

General

Seychelle designs and manufactures unique, state-of-the-art Ionic Adsorption Micron Filters that remove up to 99.8% of all pollutants and contaminants found in any fresh water source. Using breakthrough technology, Seychelle has also developed proprietary ozone systems. Patents or trade secrets cover all proprietary products. Since our bodies are 75% water and the quality of water worldwide continues to deteriorate, our mission is twofold: First, to help educate everyone to the fact that the quality of water they drink is important and second, to provide the solution by making available low-cost, effective filtration products that will meet the growing need for safe water.

Seychelle has sold over 2 million portable water filtration bottles throughout the world to customers such as individuals, dealers, and distributors - and to governments, military, agencies and emergency relief organizations such as the US Marine Corps, the International Red Cross, Eco-Challenge, Kenya Wild Life Service, La Cruz Roja de Mexico and the NY Institute for the Blind. In addition, the company has donated thousands of portable bottles to church groups and missionaries worldwide. Seychelle’s products are approved for sale and distribution in many countries including the US, Mexico, Brazil, Argentina, Venezuela, Japan, China, Korea, India, Pakistan, Australia, UK, New Zealand, Malaysia, Indonesia and South Africa.

Customers and Competition

Seychelle products compete against all forms of drinking water: tap water supplied by municipal water districts, bottled water, and treated water provided by means of reverse osmosis, distillation, and filtration systems. There are literally thousands of companies in the field including Culligan, Clorox, Proctor and Gamble, G.E., Pepsi-Cola, Coca-Cola, Nestle and Danone.

Seychelle is an emerging company with negligible share of the world’s trillion dollar market. Our products sell in a niche category of the market - portable filtration bottles. There are hundreds of small companies in the field with no one company having a majority share.

Currently, the majority of our sales are to individuals, dealers, distributors, multi-level marketing companies, and missionaries with none accounting for the majority of our sales activity. As of November 30, 2005, the Company has expanded its customer base and no one customer now accounts for greater than 10 percent of total sales.

Backlog

As of November 30, 2005, we had backorders of $86,000 in customer orders in portable water filtration units with $82,500 earmarked for Pakistan. We are uncertain as to whether the Pakistan order will be shipped this fiscal year due to business related delays on their end which include changes in management.

Three-month periods ending November 30, 2005 compared to the corresponding period in 2004.

 3 months ending November 30,
Selected Financial Data	2004	2005	Year Over Year Change	%

Sales	$64,476	$146,419	$ 81,943	127
Cost of sales	$44,782	$187,683	$142,901	319
Gross profit (loss)	$19,694	($ 41,264)	($60,958)	(310)
General & administrative expenses	$23,413	$ 75,366	$ 51,953	222
Consulting fees to related parties	$ -0-	$ 46,020	$ 46,020	-
Interest expense to related parties	$30,300	$ 76,178	$ 45,878	151

In the three-month period ending November 30, 2005, sales were $146,419 compared to the same period in the prior year with sales of $64,476. The increase in sales is primarily attributable to hurricane Katrina relief efforts and the sale of portable water filtration products to support such efforts.

In the three-month period ending November 30, 2005, cost of sales were $187,683 compared to the same period in the prior year with sales of $44,782. Gross profit (loss) decreased to ($41,264) compared to the same period in the prior year of $19,694. Such decrease in gross profit is primarily attributable to the Company re-evaluating its countertop water filtration systems and determining that such product should be wholly reserved and recording an inventory reserve of approximately $79,000. If such reserve had not been recorded, the gross profit percentage for the three-month period ending November 30, 2005 would have been 27 percent compared to 30 percent to the same period in the prior year. This slight decrease in gross profit percentage is attributable to increased cost for outside assembly labor.

In the three-month period ending November 30, 2005, general and administrative expenses were
$75,366 compared to the same period in the prior year of $23,413. This increase in general and administrative expenses was primarily due to the following - (1) $14K increase in advertising and marketing costs as the Company increased its advertising efforts to promote its new products; (2) $8K increase in salaries and related employee benefits as the Company hired an administrative assistant during June 2005; and, (3) $7K increase in consulting fees for design and engineering procedures. The remaining increase of $9K was due to increases in other administrative costs (i.e. telephone, utilities, etc.) to support increased sales and production efforts.

In the three-month period ending November 30, 2005, consulting fees to related parties were $46,020 compared to the same period in the prior year of $nil. This increase in consulting fees was due to the engagement of two officers / consultants, Messrs. Richard Parsons and Jim Place, during December 2004. Both Messrs. Parsons and Place received restricted common stock at below the estimated market value upon commencement of providing services to the Company. The increase in consulting expense relates to the amortization of the discount on the restricted common stock. As further consideration for services to be rendered, the consultants were granted warrants during March and July 2005 redeemable into restricted shares of the Company’s stock at $.225 per share. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned compensation relating to the estimated value of these warrants and is amortizing the beneficial conversion feature over the life of the warrants.

In the three-month period ending November 30, 2005, interest expense to related parties were $76,178 compared to the same period in the prior year of $30,300. This increase in interest expense was due to the amortization of the beneficial conversion feature of the warrants issued to the TAM Trust during March and July 2005 for its continued financial support.

Even though profits for the three-month period ending November 30, 2005 were negative by $240K, $76K in financing costs, the amortization of $46K in officer stock compensation and the Company’s inventory reserve adjustment of $75K for the countertop product were the primary reasons for the result.

Nine--month periods ending November 30, 2005 compared to the corresponding period in 2004.

                                                         9 months ending November 30,
Selected Financial Data	2004	2005	Year Over Year Change	%

Sales	$273,192	$ 570,831	$ 297,639	109
Cost of sales	$145,089	$ 440,125	$ 295,036	203
Gross profit	$128,103	$ 130,706	$ 2,603	2
General & administrative expenses	$124,555	$ 398,021	$ 273,466	220
Consulting fees to related parties	$ -0-	$ 135,061	$ 135,061	-
Interest expense to related parties	$107,073	$ 190,073	$ 83,000	78
Net cash used in operating activities	($25,139)	($209,653)	($184,514)	(734)
Net cash used in investing activities	($12,035)	($ 34,853)	($ 22,818)	(190)
Net cash provided (used) financing activities	($ 8,187)	$ 932,610	$ 940,797	-

In the nine-month period ending November 30, 2005, sales were $570,831 compared to the same period in the prior year with sales of $273,192. This increase in sales is primarily attributable to continued sales with two customers - approximately $107,000 sales to Wellness Enterprises and $70,000 to BK Pakistan - which had not previously purchased water filtration products and the hurricane Katrina relief efforts.

In the nine-month period ending November 30, 2005, cost of sales were $440,125 compared to the same period in the prior year with sales of $145,089. Gross profit increased to $130,706 compared to the same period in the prior year of $128,103. As previously noted, the Company recorded an inventory reserve for its countertop product during the three-month period ended November 30, 2005. If such reserve had not been recorded, the gross profit percentage for the nine-month period ending November 30, 2005 would have been 37 percent compared to 48 percent to the same period in the prior year. This decrease in gross profit is primarily due to increased use of outside assembly labor, due to increased production, and to increased material costs.

In the nine-month period ending November 30, 2005, general and administrative expenses were $398,021 compared to the same period in the prior year of $124,555. This increase in general and administrative expenses was primarily due to the following - (1) $174K increase in legal and accounting fees as the Company incurred such costs to catch up on SEC filings; (2) $37K increase in consulting expense as the Company engaged an outside consultant to maintain its accounting records, as well as, engaged various individuals to perform design and engineering procedures: (3) $18K increase in salaries and related employee benefits for administrative assistant hired June 2005; (4) $14K increase in advertising and marketing costs to promote new products; (5) $5K increase in depreciation expense as the Company has purchased $51K in new equipment or tooling during the past twelve months. The remaining increase of $26K was due to increases in other administrative costs (i.e. telephone, utilities, etc.) to support increased sales and production efforts.

In the nine-month period ending November 30, 2005, consulting fees to related parties were $135,061 compared to the same period in the prior year of $nil. As previously noted, this increase in consulting fees was due the amortization of discount on purchase of common stock and to the amortization of the beneficial conversion feature of the warrants.

In the nine-month period ending November 30,2005, interest expense to related parties were $190,073 compared to the same period in the prior year of $107,073. As previously noted, this increase in interest expense was due to the amortization of the beneficial conversion feature of the warrants issued to the TAM Trust during March and July 2005.

Even though profits for the nine-month period ending November 30, 2005 were negative by $599K, $174K in accounting and legal fees to assist in the audit and preparation of the Form 10, in addition to, $190K in financing costs with TAM being the primary lender, the amortization of $135K in officer stock compensation who receive no salary and the Company’s inventory reserve adjustment of $75K for the countertop product were the primary reasons for the result.

Net cash used in operating activities for the nine-month period ending November 30, 2005 were $209,653 compared to the same period in the prior year of $25,139. During the nine-month period ending November 30, 2005, the Company funded its operations by sale of restricted common stock. During the nine-month period ending November 30, 2005, the net loss from operations of $598K was offset by $ 438K non-cash expenditures. These non-cash expenses primarily relate to $190K in financing costs, the amortization of $135K in officer stock compensation, the Company’s inventory reserve adjustment of $75K for the countertop product, and the issuance of $25K in restricted common stock for services rendered.

Net cash used in investing activities for the nine-month period ending November 30, 2005 were $34,853 compared to the same period in the prior year of $12,035. The 2005 increase in cash used by investment activities was primarily due to the purchase of $33K in equipment and tooling.

Net cash provided by financing activities for the nine-month period ending November 30, 2005 were $932,610 compared to the same period in the prior year of ($8,187). The 2005 increase in cash provided by financing activities was due to the sale of $1,020K in restricted common stock, combined with the borrowing of $50,000 under one of the Company’s lines of credit. This increase in cash provided was partially reduced by the following - (1) $93K repayment of related party advances; (2) $33K purchase of treasury shares; and (3) payment of $12K in finders fees relating to the sale of certain restricted stock.

As of November 30, 2005 the Company had $713,886 in cash and $100,000 available borrowing under its two lines of credit. Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenues and external financing to meet the Company’s liabilities and commitments as they become payable.

As of November 30, 2005, there were 24,715,010 shares of common stock, par value $0.001, issued and outstanding.

Liquidity

Seychelle is currently in a good cash position with $713,886 in cash as of November 30, 2005. This included $523,736 in cash receipts from sales during the nine-month period ending November 30, 2005. For domestic customers, we require 50% prepayment of the order. For international customers, effective June 1, 2005, sales are to be 100% prepaid either though credit cards, wire transfers or Letters of Credit. Consequently, we do not foresee the need for additional funding for the year ending February 28, 2006. Seychelle also has $150,000 in credit lines at two of our banks. As of November 30, 2005, the Company had borrowed $50,000 under one of the lines of credit.

Research and development.

The flip top container is being reengineered in design for greater ease of use and now includes disinfectant capabilities. The countertop is also been upgraded with more advanced filtration media for removal of contaminants and pollutants. The in-line filter is also being redesigned as well to make it more applicable to field conditions.

Capital expenditures.

We do not expect any significant capital expenditures except for additional molds or tooling to supplement our existing capital equipment, which can be funded out of current cash flow.

Employees.

We anticipate no additional executive hiring even with an increase in the business that can be handled through the addition of variable and independent plant contractors and outside consultants.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to financing of operations and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the valuation of its investments, and the realization of net operating loss and tax credit carry-forwards. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-SB\A for the fiscal year ended February 28, 2005.

Forward-Looking Information

From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Management is currently unaware of any trends or conditions other than those previously mentioned in the management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

Risk Factors Related to Our Business

THE OWNERSHIP AND INVESTMENT IN OUR SECURITIES INVOLVES SUBSTANTIAL RISKS. OUR COMMON SHARES SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THESE RISKS RELATING TO OUR COMPANY.

Lack of History. Our Company was formed on January 23, 1998 and acquired the operations of a company that had been in existence since 1995. Since beginning operations, we initially sold water filtration products to a number of customers then later consolidated the business with one customer, Nikken, to expand sales and cover increased costs. This was done since Nikken is a global multi-level marketing company in the wellness consumer products industry and provided access to an expanded base of potential customers. Further, we have not been profitable except in fiscal year ending February 28, 2002 when the relationship with Nikken ended. However, product lines sales have stabilized since the Nikken business ended, but have not generated enough revenue to support our Company. This has required us to seek both investor capital and financing to buy the time required by new management to reverse the downward trend. Recent sales activity as of November 30, 2005 has expanded suggesting a positive change in direction with the new management. Still, we have limited financial results upon which you may judge our potential. The company is not engaged in enough consistent business activity over a sustained period of time to be said to have a successful operating history. We have experienced in the past and may experience in the future under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business. These include:

- operating as a public entity, incurring non-cost of sales expenses such as accounting, auditing, legal activities, and maintaining full compliance of a regulated reporting status including continuing Sarbanes-Oxley requirements.

- unplanned delays and expenses related to research, development and testing of our new products

- production and marketing problems that may be encountered in connection with our existing products and technologies,

- competition from larger and more established companies, and

- under-capitalization to challenge the lack of market acceptance of our new products and technologies.

Limited Profitability. Sales of our products may not continue to generate sufficient revenues to fund our continuing operations. We may not continue to generate a positive cash flow or maintain profitability. To date in a fiscal year comparison, we have incurred significant losses. As of February 28, 2005, our revenue was $341,106 versus $468,420 in the prior fiscal year ending February 29, 2004. This decrease was due to primarily to lower sales to a large customer (from $223K to $35K) partially offset by sales to a smaller customer (from $4K to $50K). Net Losses as of February 28, 2005 of $250,423 were greater than in the prior year ending February 29, 2004 of $208,428 due to claim settlements ($31K) higher SG&A expenses ($89K) and partially offset by the reversal of a product return liability of $61K. Going forward the company has a policy of not projecting sales and profits due to:

- significant legal and professional fees associated with regulated business activities and SEC reporting requirements including continuing Sarbanes-Oxley requirements.

- lack of consistent sales to maintain profitability,

Inherently Risky-Competition. Because we are a company with a limited history, our operations will be extremely competitive and subject to numerous risks. The water filtration business is highly competitive with many companies having access to the same market. Substantially all of them have greater financial resources and longer operating histories than we have and can be expected to compete within the business in which we engage and intend to engage. There can be no assurance that we will have the necessary resources to be competitive. We are subject to the risks that are common with under-capitalized companies. Therefore, investors should consider an investment in us to be an extremely risky venture.

Need For Additional Financing. To position the Company for growth over the past 5 past years, we incurred financing charges from the Tam Irrevocable Trust of $340,000 for which the Company issued 1,266,667 shares of restricted common stock at $0.18 per share and 500,000 warrants at $0.225 per share redeemable for an equal number of shares of restricted common stock. Additionally, on March 29, 2005, the Company granted the Tam Irrevocable Trust 1,972,133 restricted shares of the Company’s common stock. For this the Company recorded unearned interest relating to the estimated value of these shares of $493,000. During the three-month period ending, May 31, 2005, the Company issued an aggregate of 2,150,000 common shares to various investors for cash for an approximate total value of $535,000.

For the foreseeable future, Seychelle is currently in a good cash position with $713,886 in cash as of, November 30, 2005. This included $523,736 in cash receipts from sales during the nine-month period ending November 30, 2005. For domestic customers, we require 50% prepayment of the order. For international customers, effective June 1, 2005, we require 100% prepayment either though credit cards, wire transfers or Letters of Credit. We also have $150,000 in credit lines at two of our banks. As of November 30, 2005, the Company has borrowed $50,000 from one of its lines of credit to pay down its note to related parties. Consequently we do not foresee the need for additional funding for the balance of the fiscal year ending February 28, 2006.  However, we cannot guarantee the success of this plan.

Potential Inability to Conduct Successful Operations. The results of our operations will depend, among other things, upon our ability to develop and to market our water filtration products. Further, it is possible that our proposed operations may not be able to generate income sufficient to meet operating expenses or sustain us. Our operations may be affected by many factors, some known by us, some unknown and some that are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our shareholders to be impaired or lost. Our technologies and products are in various stages of development. The development stage products may not be completed in time to allow production or marketing due to the inherent risks of new product and technology development, limitations on financing, competition, obsolescence, loss of key personnel and other factors. Although we may license or market our development technology at its current stage of development, there can be no assurance that we will be able to do so. Unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or in a determination that further development is not feasible.

While we have a limited product line, the development of some of our technologies has taken longer than anticipated and could be additionally delayed. Therefore, there can be no assurance of timely completion and introduction of improved products on a cost-effective basis, or that such products, if introduced, will achieve market acceptance such that, in combination with existing products, they will sustain us or allow us to maintain profitable operations.

Dependence Upon Technology. We are operating in a business that requires extensive and continuing research, development and testing efforts. There can be no assurance that new products will not render our products obsolete or non-competitive at some time in the future.

Protection of Technology. A successful challenge to the ownership of our technology could materially damage our business prospects. We rely principally on trade secrets as well as trade secret laws, two patents, two trademarks, copyrights, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have two U.S. patents issued and a license on two patents. Any issued patent may be challenged and invalidated. Patents may not issue from any of our future applications. Any claims allowed from existing or future pending patents may not be of sufficient scope or strength to provide significant protection for our products. Patents may not be issued in all countries where our products can be sold so as to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our patents or the patents that we license.

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

Competition. Technological competition from larger and more established companies is significant and expected to increase. Most of the companies with which we compete and expect to compete have far greater capital resources and more significant research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sales and marketing of their products than we can. In addition, one or more of our competitors may succeed or may already have succeeded in developing technologies and products that are more effective than any of those we currently offer or are developing. In addition, there can be no guarantee that we will be able to protect our technology from being copied or infringed upon. Therefore, there are no assurances that we will ever be able to obtain and to maintain a profitable position in the marketplace.

Success Dependent Upon Management. Our success is dependent upon the decision making of our directors and executive officers. These individuals have made a full commitment to the business. The loss of any or all of these individuals could have a materially adverse impact on our operations. On December 1, 2001, we entered into an employment agreement with our President. During November 2004, the Company entered into consulting agreements with two officers to provide management consulting services for the Company.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are generally effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes In Internal Controls

There were no significant changes in the Company's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of November 30, 2005, all prior lawsuits have been dismissed and we know of no legal proceedings pending or threatened or judgments entered against any of our directors or officers in his or her capacity as such.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three-month period ending November 30, 2005, the Company issued 10,800 shares for services provided.

During the three-month period ending November 30, 2005, the Company issued 10,157 in restricted shares, estimated value $3,500, for accounting services provided in connection with Form 10 filing.

During the three-month period ending November 30, 2005, the Company received $6,000 in proceeds for the issuance of 20,000 shares of common stock. The stock has not yet been delivered to the investor.

During the three-month period ending August 31, 2005, the Company issued 30,000 shares for compensation; and 83,500 shares for services provided.

During the three-month period ending August 31, 2005, the Company issued an aggregate of 2,098,334 common shares to various investors for cash for an approximate total value of $478,000.

During the three-month period ending August 31, 2005, the Company issued 130,909 in restricted shares, estimated value $68,500, for accounting services provided in connection with Form 10 filing.

During the three-month period ending August 31, 2005, a shareholder presented an opportunity to the Company to repurchase approximately 210,238 common shares, at prices under the market ranging from $0.15 to $0.17 that the Company accepted for an approximate total value of $32,800.

During the three-month period ending May 31, 2005, the Company issued an aggregate of 2,150,000 common shares to various investors for cash for an approximate total value of $535,000.

During the three-month period ending May 31, 2005, the Company issued 154,700 in restricted shares, estimated value $47,400, for accounting services provided in connection with Form 10 filing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4. SUBMISSION OF MATTERS OF A VOTE TO SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: SEYCHELLE ENVIRONMENTAL TECHNOLOGY, INC.

Signature	Title	Date

By: /s/ Carl Palmer	Chief Executive Officer	February 7, 2006
Carl Palmer	Director - Chairman

By: /s/ James Place	Chief Financial Officer	February 7 ,2006
James Place