Form 10KSB
period 2006-02-28
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2006-06-15
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ending February 28, 2006

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission File No. 0-29373

Seychelle Environmental Technologies, Inc.

(Exact Name of registrant as specified in its charter)

Nevada	IRS# 33-6159915
----------------------------	--------------------------
(State or other jurisdiction	(IRS Employer File Number)
Of incorporation)

33012 Calle Perfecto
San Juan Capistrano, California	92675
----------------------------------------	----------
(Address of principal executive offices)	(zip code)

(949) 234-1999
----------------------------------------------------
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 per share par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ___ No: ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year $751,844. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 28, 2006 was approximately $19,030,557. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, February 28, 2006, was 24,715,010.

References in this document to "us," "we," or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiary.

PART I

ITEM 1. Description of the Business.
(a) Business Development

History of Seychelle

We are a Nevada corporation. Our principal business address is 33012 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

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

On January 31, 1998, we entered into a Purchase Agreement to acquire all of the assets of Aqua Vision International, a private California entity. This Purchase Agreement was amended on February 26, 1999 to provide for the issuance of 8,000 shares of Series "AAA" Cumulative Convertible Preferred Voting Stock in lieu of all consideration that had remained unpaid under the original Purchase Agreement. Aqua Vision International had been in operation since 1995 to develop, manufacture, and market its own proprietary water filtration systems.

In April 2001, we repurchased all of our issued and outstanding Series A 13.5% Non-Voting, Cumulative Preferred Stock, $.01 par value per share. This repurchase was combined with a comprehensive settlement agreement, for the benefit of all parties, with the beneficial owner of the Preferred Stock. We also retired all of these Series A 13.5% Non-Voting, Cumulative Preferred.

However, The Company has consulting agreements with two officers. See Certain Relationships and Related Transactions.

In December 2004 all Series AAA at 12% Cumulative Convertible Preferred Shares were converted into 4,500,000 shares of restricted common stock issued to the Tam Irrevocable Trust. In addition, all dividends accrued and unpaid on the AAA Preferred were waived.

As of February 28, 2006, the TAM Irrevocable Trust, one of our principal shareholders, have loaned the Company funds to finance the company operations, with the balance due of $363,150 at 10% simple interest, repayable after March 1, 2011. The Company believes that with the increase in sales experienced during the fiscal year ending February 28, 2006, no additional funding will be required from the TAM Irrevocable Trust or other shareholders.

As of February 28, 2006, there wre 24,715,010 shares of common stock, par value $0.001, issued and outstanding.

Organization

Our Company is presently comprised of Seychelle Environmental Technologies, Inc., a Nevada corporation, with one subsidiary, Seychelle Water Technologies, Inc., also a Nevada corporation. We use the trade name, "Seychelle Water Filtration Products, Inc.," in our commercial operations.

(b) Business of Seychelle
General

Seychelle designs and manufactures unique, state-of-the-art Ionic Adsorption Micron Filters that remove up to 99.8% of all pollutants and contaminants found in any fresh water source. Using breakthrough technology, Seychelle has also developed proprietary ozone systems. Patents or trade secrets cover all proprietary products. Since our bodies are 75% water and the quality of water worldwide continues to deteriorate, our mission is twofold: First, to help educate everyone to the fact that the quality of water they drink is important and second, to make available low-cost, effective filtration products that will meet the growing need for safe water.

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

In 2001, the World Bank placed the value the world water market at close to $ 1 trillion annually. Bottled water, according to Water Facts, has emerged as the second largest commercial beverage category by volume in the US. However, Seychelle products compete in a more limited market: the portable and home filtration products segmenets.

In developing countries, many people in rural areas boil their water for drinking and cooking to kill bacteria, but this process does not remove the pyrogens, chemicals, toxins, and other elements that remain in the water. In Africa alone, according to Earth Prayers from around the world, approximately 6,000 people die every day because of water borne diseases.

Business Plan

The management of Seychelle represents over 35 years of combined experience in developing improvements and innovations in the field of micron technology. As a result, our products can deliver up to .2-micron filtration, at pennies per gallon, with pressure as low as 24 pounds per square inch. Further, our point of difference filtration systems remove up to 99.8% of all known pollutants and contaminants most commonalty found in fresh drinking water supplies in the four major areas of concern as follows:

AESTHETICS: Taste, odor, chlorine, sand, sediment and odor problems.
BIOLOGICS: Pathogens such as Cryptosporidium, Giardia and E-Coli bacteria.
CHEMICALS: Pesticides, detergents, toxic chemicals and industrial waste.
DISSOLVED SOLIDS: Heavy metals such as aluminum, asbestos, copper, lead, mercury and radon 222.

Seychelle filters have been tested by independent and government laboratories throughout the world and are approved for sale and distribution in the following countries: United States, Mexico, United Kingdom, Korea, Malaysia Indonesia, Japan, China, Vietnam, New Zeeland, Australia, Brazil, Venzuela, Argentina, South Africa, and Pakistan. In the United States, Seychelle filters have been certified by California and Florida approved independent laboratories implementing Environmental Protection Agency, American Natural Standards Institute, and National Sanitation Foundation protocol, procedures, standards and methodology. Importantly, we offer a test pack for potential customers that includes the test results from selected countries. In addition, results from the United States, United Kingdom and South Africa are displayed our our Website: www.seychelle.com. To our knowledge, no other water filtration system can achieve this level of removal of up to 99.8% of all known pollutants and contaminants most commonalty found in fresh drinking water supplies in the four major areas of concern. The benefit of such filtration can save lives worldwide as awareness of Seychelle’s product line increases.

We signed a License Agreement with Aqua Gear USA on June 6, 2002 for a product known as the "Hand Held Pump Technology." We licensed all proprietary rights associated with this technology. We will pay a 2% royalty on our gross income derived from the license.for the technology during the term of the license which is a pressure patent for a pressure system. To our knowledge, no other water filtration system can achieve this level of removal of up to 99.8% of all known pollutants and contaminants most commonalty found in fresh drinking water supplies in the four major areas of concern. The benefit of such filtration can save lives worldwide as awareness of Seychelle’s product line increases.

Principal Products or Services and their Markets

Portables Products

Seychelle has a varied line of portable filters for people on the go. They include Flip Top’s, Bottom’s Up’s and varied military style canteens - regular or with silverators (for further bacteria control). Sizes are from 18oz to 30oz, and provide up to 100 gallons of pure drinking water from any fresh water source, running or stagnant (such as rivers, lakes, ponds, streams and puddles).

The current portable products include: Flip-Top, Survivor, Canteen, Bottoms UP, In-Line Eliminator, Pure Water Bag, Pump n’ Pure, Facial Mist and replacement filters.

Home Products

Seychelle technology has developed products for above the counter, below the counter, and to filter the whole house. Installation is easy, and unlike reverse osmosis (RO), only a low PSI input line is needed. No water is wasted in the filtration process. Seychelle also makes a variety of shower filters.

The current home products include: Deluxe Shower, Handheld Shower, Royal Shower Wall Mount, Royal Shower Handheld, P.O.U. Countertop, P.O.E., Total Home and all replacement filters, and feature technology developed for portable products.

New Products

We are re-engineering the Flip Top bottle to eliminate parts, reduce costs, provide a more streamlined look, and add a disinfectant capability. The Counter Top has been upgraded to provide more enhanced filter media to improve the taste and quality of drinking water. Finally, the In-Line Filter is being changed to provide greater filter media, and meet field conditions that require a longer, narrower design.

We signed a License Agreement with Aqua Gear USA on June 6, 2002 for a product known as the "Hand Held Pump Technology." We licensed all proprietary rights associated with this technology. We will pay a 2% royalty on our gross income for the technology during the term of the license. The License Agreement is for an initial term of five years, with five successive five-year renewals. This offers us an additional proprietary product in the portable filtration industry. We believe that this purchase compliments our current product line. As of the date of this filing, this technology has resulted in a product called Pump N’ Pure which allows the user to draw filtered water from virtually any container or location. The Company continues to believe that the product will be viable in developing countries as an emergency preparedness product, and for families where cost is a prime consideration.

Manufacturing

The Company has determined that we will be able to produce some of our product components in China at a lower cost than what could be made in the US. However, we anticipate that final assembly of our products will continue to be done in San Juan Capistrano.
In China the original manufacturing agreement with Hebei RO Environmental Technologies expired and was not renewed.. Instead, the company signed an exclusive agreement with Huanghua Seychelle Plastic Co., Ltd on September 1, 2005 and is attached as an exhibit hereto.

Distribution Methods of the Products

Sales channels to be pursued will include: Retail, Military, Government, Multi-Level Marketing, International, OEM and Joint Ventures.

Seychelle has signed product distribution agreements with Confident, Inc. for China, Taiwan, Hong Kong and Singapore and with ABMS Health Care for India and are exploring opportunities in other countries. During the fiscal year ending February 28, 2006, total sales to Confident, Inc. and affiliated entities approximated $90,000. Both agreements are attached as exhibits hereto.

In Japan, Vortex represents Seychelle as a non-exclusive distributor selling our product line to dealers, distributors and retail stores.

We will also continue to promote our products and technologies to non-profit organizations, such as the Red Cross, the U.S. and international militaries, missionaries, charitable and fund-raising groups and other philanthropic organizations.

 Customers and Competition Business Conditions

Seychelle products compete against all forms of drinking water: tap water supplied by municipal water districts, bottled water, and treated water provided by means of reverse osmosis (technology discontinued April 2006), distillation, and filtration systems. There are literally thousands of companies in the field including Culligan, Clorox, Proctor and Gamble, G.E., Pepsi-Cola, Coca-Cola, Nestle and Danone. Therefore, Seychelle’s portable and home filtration products compete in a more limited segment of the market as an alternative to other sources of drinking water.

Seychelle is an emerging company with negligible share of the world’s pure water market. Our products sell in a niche category of the market - portable filtration bottles that use ionic. Adsorption Micron Filtration technology, which remove many organic and inorganic contaminants that simple activated carbon filters cannot. Most activated carbon filters on the market only remove Chlorine, sediment and dirt thus improving taste and odor as well as a handful of other contaminants such as Lead, Mercury Zinc and Copper. There are other small companies in the field with no one company having a majority share.

Seychelle sells its products in two ways. First, it sells its own brand to individuals, dealers, distributors, multilevel marketing companies and missionaries on a direct basis, and through our Internet Web Site. Second, the company offers its products to the same customers as a Private Label supplier. In some instances, we may supply only filters for their bottles or hydration backpacks as opposed to completed products

Currently, the majority of our sales are to customers in the US However, with Distribution Agreements for China and India, overseas sales could increase in the future as developing countries have a greater need for safe drinking water than industrialized nations.

Raw Materials

Seychelle’s filters include the finest powder activated coconut and three other media to form the porous plastic ionic filter. The media itself, the formulation process, and manufacturing methodology are governed by trade secrets. To date, there is adequate availability of material for all of our products. We do not expect this situation to change in the near future.

Dependence on One or a Few Customers and Backlog

As of February 28, 2006, the Company has expanded its customer base through entering into various marketing and distribution agreements. As of February 28, 2006, three customers(Wellness Enterprises, BK Pakistan and Confident, Inc.) account for greater than 10 percent of total sales. Management believes that if the targeted revenues are not achieved within their current marketing and distribution agreements, the revenues can be replaced through the sale of filters and related products to other direct marketing companies. However, there can no assurance that such this will occur which could result in an adverse effect on the Company’s financial condition or results of operations in the future.

As of February 28, 2006 and 2005, we had backorders of $8,000 in portable water filtration units.

Proprietary Information and Technology

We own a patent for the Portable Water Filtration System with the filter cap assembly, Patent # 5,914,045 which expires on June 22, 2016. As described in the Abstract, it is "[a] filter assembly for a flexible, portable bottle having a sealing cap including a filter attached to the interior of the cap to filter out substantially all inorganics, organics, radiological chemicals and microbiology. The filter assembly also may include a second filter or Iodinator sealed in the flexible bottle to further remove micro-organisms from water passing there-through. The filter assembly is designed so that the flexible bottle must be pressurized, as by being hand pressed, after it is filled with water to force flow of water through the [sic] either or both of the filters. The filter in the cap includes a check valve to allow the bottle to be re-pressurized after water has been dispensed from the bottle." The filter cap assembly is the core to the Company’s product lines, and will drive sales for many years to come as the Company adds new products and configurations.

We also own a patent, Patent #6,058,971 which expires on May 9, 2017 for a Quick Connect Diverter Valve. As described in the Abstract, it is "A quick-connect diverter valve for use in connecting existing water faucets and water filtration units in and around a kitchen, or other areas where clean water is desired." The quick connect diverter value is used in the above the counter filter system currently being sold in the United States, Pakistan and soon in China. The Company believes this is a viable and growing product line for developing countries where the quality of water continues to deteriorate.

Trademark registrations have been filed with the USPTO for both Seychelle and Aqua Gear and are in progress.

We have a trade name, "Seychelle Water Filtration Products, Inc.," which we use in our commercial operations.

Government Regulation

We are not, as a company, subject to any material governmental regulation or approvals. However, our products are subject to inspection and evaluation by regulatory authorities that have jurisdiction over water quality standards. Such authorities are on the federal, state, and local level, both in the United States and overseas, where we market our products. Most of our products have already been inspected and evaluated by all applicable governmental authorities in the areas in which we operate or plan to operate in the near future. With respect to our new proposed focus of operations, we do not know if governmental regulation will have a material impact on us in the future.

Research and Development

We have spent approximately $14,800 and $12,500 in research and development activities for the fiscal years ending, February 28, 2006 and 2005, respectively.

Environmental Compliance

At the present time Seychelle is not subject to any material costs for compliance with any environmental laws. With respect to our new proposed focus of operations, we do not know if environmental compliance will have a material impact on us in the future.

Employees

As of February 28, 2006, we had a President and two executive consultants managing the company with two (2) administrative consultants supporting that effort. In production, operations and warehousing we had one (1) full-time employees and four (4) independent contractors working to fill all sales orders.

Risk Factors Related to Our Business

THE OWNERSHIP AND INVESTMENT IN OUR SECURITIES INVOLVES SUBSTANTIAL RISKS. OUR COMMON SHARES SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THESE RISKS RELATING TO OUR COMPANY.

Lack of History. Our Company was formed on January 23, 1998 and acquired the operations of a company that had been in existence since 1995. Since beginning operations, we initially sold water filtration products to a number of customers then during March 2001 entered into a sales marketing agreement with Nikken Global, Inc. and Kenko World, two affiliated multi-level marketing companies (collectively “Nikken”). This agreement allowed Nikken, the exclusive rights to distribute our products and technology for a period of ten years, commencing March 1, 2001. During the period of the agreement, the Company continued to promote its products and technologies to non-profit organizations, such as the Red Cross, the U.S. and international militaries, missionaries, charitable and fund-raising groups and other philanthropic organizations, which do not sell to distributors or resell to customers. During the fiscal year ending February 28, 2002, the Company decided to terminate its agreement with Nikken. The Company has continued to expand its product lines, since the Nikken business ended, but have not generated enough revenue to support operations. This has required us to seek both investor capital and financing to buy the time required by new management to reverse the downward trend. Recent sales activity for the fiscal year ending February 28, 2006 have expanded suggesting a positive change in direction with the new management. Still, we have limited financial results upon which you may judge our potential. The company is not engaged in enough consistent business activity over a sustained period of time to be said to have a successful operating history. We have experienced in the past and may experience in the future under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business. These include:
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

Limited Profitability. To date, we have incurred significant losses. As of February 28, 2006, our revenue was $751,844 versus $341,106 in the prior fiscal year ending February 28, 2005. This increase was due primarily to sales with three customers.Net Losses as of February 28, 2006 of $932,456 were greater than in the prior year ending February 28, 2005 of $250,423 due to $274K in accounting and legal fees to assist in the audit and preparation of the Form 10, $272K in financing costs with TAM the primary lender, the amortization of $201K in officer stock compensation who received no salaries, the Company’s inventory reserve adjustment of $79K for the countertop product and an impairment charge of $104K for the discontinuance of the Enviro(3)Care technology were the primary reasons for the result.. Going forward the company has a policy of not projecting sales and profits due to:

-	significant legal and professional fees associated with regulated business activities and

  SEC

-	reporting requirements including continuing Sarbanes-Oxley requirements.

- lack of consistent sales to maintain profitability

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

Delays in the Development of New Products. We have a limited product line, and the development of some of our technologies has taken longer than anticipated and could be additionally delayed. Therefore, there can be no assurance of timely completion and introduction of improved products on a cost-effective basis, or that such products, if introduced, will achieve market acceptance such that, in combination with existing products, they will sustain us or allow us to maintain profitable operations.

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

Success Dependent Upon Management. Our success is dependent upon the decision making of our directors and executive officers. These individuals have made a full commitment to the business. The loss of any or all of these individuals could have a materially adverse impact on our operations. On December 1, 2001, we entered into an employment agreement with our President. During November 2004, the Company entered into consulting agreements with two officers to provide management consulting services.

ITEM 2. Description of Properties.

As of February 28, 2006, our business office was located at 33012 Calle Perfecto, San Juan Capistrano, CA 92675. Our telephone number at this address is 949-234-1999. We pay a total of $7,200 in rent per month for approximately 7,200 square feet of office, operations and warehousing. We have a lease with an unaffiliated third party which expires February 2008.

We own two patents and numerous trade secrets, see Proprietary Information above, and other proprietary information related to our business operations. We recently filed for two trademarks: Seychelle that has been used in commerce since 1997 and Aqua Gear, which had been abandoned previously by Aqua Gear USA to capitalize on the patent agreement we secured from them.

ITEM 3. Legal Proceedings.

During May 2001, Seychelle Water Technologies, Inc. was named and served with a lawsuit originally filed by SafeWater Anywhere, Inc. and John Ferguson as plaintiffs. This lawsuit was filed in State Superior Court in Orange County, California. Mr. Carl Palmer was also named as a defendant. The complaint alleged breach of fiduciary duty, constructive fraud, promissory fraud, rescission, constructive trust, unfair trade practices, and conversion, and sought unspecified damages and injunctive relief. The original suit was dismissed upon motion of the defendants, but was subsequently re-filed by John M. Ferguson individually on or about October 13, 2004. The re-filed suit was again brought against Seychelle Water Technologies, Inc. and Carl Palmer, and again alleges breach of fiduciary duty, constructive fraud, promissory fraud, rescission, constructive trust, unfair trade practices, and conversion, and seeks unspecified damages and injunctive relief. Plaintiff essentially alleges that defendants Seychelle Water Technologies, Inc. (hereafter “Seychelle Water”) and Carl Palmer fraudulently induced plaintiff to enter into an agreement to relinquish 4,000,000 shares of the stock of defendant Seychelle Water. Plaintiff alleges that he originally entered into a joint venture and stock subscription agreement with DuSean Berkich (“Berkich”), pursuant to which Berkich and plaintiff formed and controlled Seychelle Water. Plaintiff alleges that when he discovered certain improprieties by Berkich, he became concerned, and ultimately agreed to the (re)purchase by Berkich of his interest in the Seychelle Water stock. Plaintiff is now suing to recover damages he allegedly suffered as a result of the (re)purchase by Berkich of his interest in Seychelle Water. A demurrer to the re-filed complaint was filed and in response a first amended complaint was filed and served. A second demurrer to the First Amended Complaint has been filed and sustained by the Court, and plaintiff has been granted fourteen days leave to amend. A second amended complaint has now been filed and answered. We continue to believe that this matter is without merit and intend to vigorously defend against plaintiff’s claims.

As of February 28, 2006, we know of no legal proceedings pending or threatened or judgments entered against any of our directors or officers in his or her capacity as such.

ITEM 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of security holders through solicitation of proxies during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

(a) Principal Market or Markets

Our Common Stock began trading in 1997. Since the consummation of the Exchange Agreement between our Company and SWT, market makers and other dealers have provided bid and ask quotations of our Common Stock under the symbol "SYEV." Trading was conducted in the over-the-counter market on the NASD's "Electronic Bulletin Board" until April 20, 2000. We traded on the "Pink Sheets" until December, 2000, when we were re-listed on the NASD's "Electronic Bulletin Board." The table below represents the range of high and low bid quotations of our Common Stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions. For the fiscal year ending February 28, 2006, the common stock was at a High of $.99 and a Low of $.11.

Fiscal Year 2006	High Bid	Low Bid

Month Ending:
First Quarter May 2005	$.36	$.28
Common Shares

Second Quarter Aug 2005	$.36	$.17
Common Shares

Third Quarter Nov 2005	$.35	$.11
Common Shares

Fourth Quarter Feb 2006	$.99	$.27
Common Shares

Fiscal Year 2005	High Bid	Low Bid

Month Ending:
First Quarter May 2004	$.28	$.11
Common Shares

Second Quarter Aug 2004	$.16	$.09
Common Shares

Third Quarter Nov 2004	$.13	$.04
Common Shares

Fourth Quarter Feb 2005	$.65	$.05
Common Shares

   Source: Commodity Systems, Inc. through Yahoo Finance

(b) Approximate Number of Holders of Common Stock

As of February 28, 2006, there were approximately 339 shareholders of record of our common stock.

(c) Dividends

Holders of Common Stock are entitled to receive such dividends as may be declared by our Board of Directors. Seychelle paid no dividends on the Common Stock during the periods reported herein nor do we anticipate paying such dividends in the foreseeable future.

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

When used in this discussion, words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this document and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business

Results of Operations

Fiscal year ending February 28, 2006 compared to the corresponding period in 2005.

Selected Financial Data	2005	2006	Year Over Year Change	%

Sales	$341,106	$751,844	$410,738	120
Cost of sales	$155,113	$430,134	$275,021	177
Gross profit	$185,993	$321,710	$135,717	73
General & administrative expenses	$272,762	$591,557	$318,795	178
Consulting fees to related parties	$ 35,292	$201,293	$166,001	127
Interest expense to related parties	$124,629	$272,653	$148,024	119
Net cash used in operating activities	($64,262)	($212,974)	$148,712	123
Net cash used in investing activities	($12,434)	($109,349)	$96,915	779
Net cash provided financing activities	$ 31,710	$934,110	$902,400	2845

Sales. In the fiscal year ending February 28, 2006, sales were $751,844 compared to the same period in the prior year with sales of $341,106. This increase in sales is primarily attributable to continued increased sales with two customers - approximately $189K sales to Wellness Enterprises and $91K to BK Pakistan. Additionally, during the fiscal year ending February 28, 2006, the Company entered into a five (5) year exclusive distribution agreement with Confident, Inc. to sell its water filtration products in the markets of The Peoples Republic of China, Taiwan, Singapore and Hong Kong. During the fiscal year ending February 28, 2006, total sales to Confident, Inc. and its affiliated entities approximated $90,000.

Cost of sales and gross profit. In the fiscal year ending February 28, 2006, cost of sales was $430,134 compared to the same period in the prior year with cost of sales of $155,113. Gross profit increased to $321,710 compared to the same period in the prior year of $185,993. Gross profit as a percentage of sales decreased to 43% as compared to the same period in the prior year of 54%. As previously noted, during November 2005, the Company recorded an inventory reserve for its countertop product. If such reserve had not been recorded, the gross profit percentage for the fiscal year ending February 28, 2006 would have been 53%. The remaining slight decrease in gross profit is primarily due to increased raw material costs and increased cost for sub assemblies.

General & administrative expenses. In the fiscal year ending February 28, 2006, general and administrative expenses were $591,557 compared to the same period in the prior year of $272,762. This increase in general and administrative expenses was primarily due to the following - (1) $270K increase in legal and accounting fees as the Company incurred such costs to catch up on SEC filings; (2) $15K increase in consulting expense as the Company engaged an outside consultant to maintain its accounting records, as well as, engaged various individuals to perform design and engineering procedures: (3) $27K increase in salaries and related employee benefits for administrative assistant hired June 2005; and (4) and $5K increase in depreciation expense as the Company has purchased $113K in new equipment or tooling during the past twelve months.

Consulting fees to related parties. In the fiscal year ending February 28, 2006, consulting fees to related parties were $201,293 compared to the same period in the prior year of $35,292. This increase in consulting fees was due to the engagement of two officers / consultants, Messrs. Richard Parsons and Jim Place, during December 2004. Both Messrs. Parsons and Place received restricted common stock at below the estimated market value upon commencement of providing services to the Company. The increase in consulting expense relates to the amortization of the discount on the restricted common stock. As further consideration for services to be rendered, the consultants were granted warrants during March and July 2005 redeemable into restricted shares of the Company’s stock at $.225 per share. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned compensation relating to the estimated value of these warrants and is amortizing the beneficial conversion feature over the life of the warrants.

Interest expense to related parties. In the fiscal year ending February 28,2006, interest expense to related parties were $272,653 compared to the same period in the prior year of $124,629. This increase in interest expense was due to the amortization of the beneficial conversion feature of the warrants issued to the TAM Trust during March and July 2005.

Net loss. Even though profits for the year ending February 28, 2006 were negative by $932K, $274K in accounting and legal fees to assist in the audit and preparation of the Form 10, in addition to, $272K in financing costs with TAM the primary lender, the amortization of $201K in officer stock compensation who received no salaries, the Company’s inventory reserve adjustment of $79K for the countertop product and an impairment charge of $104K for the discontinue of the Enviro(3)Care technology were the primary reasons for the result.

Net cash used in operating activities. Net cash used in operating activities for the year ending February 28, 2006 were $205,072 compared to the same period in the prior year of $64,262. During the fiscal year ending February 28, 2006, the Company funded its operations by sale of restricted common stock. During the fiscal year ending February 28, 2006, the net loss from operations of $932K was offset by $660K non-cash expenditures. These non-cash expenses primarily relate to $272K in financing costs, the amortization of $201K in officer stock compensation, the Company’s inventory reserve adjustment of $79K for the countertop product, the Company’s impairment charge of $104K for the Enviro(3)Care technology and the issuance of $25K in restricted common stock for services rendered.

Net cash used in investing activities. Net cash used in investing activities for the fiscal year ending February 28, 2006 were $117,251 compared to the same period in the prior year of $12,434. The 2006 increase in cash used by investment activities was primarily due to the purchase of $135K in equipment and tooling.

Net cash used in financing activities. Net cash provided by financing activities for the fiscal year ending February 28, 2006 was $934,110 compared to the same period in the prior year of $31,710. The 2006 increase in cash provided by financing activities was due to the sale of $1,014K in restricted common stock, combined with the borrowing of $50K under one of the Company’s lines of credit. This increase in cash provided was partially reduced by the following - (1) $85K repayment of related party advances; (2) $33K purchase of treasury shares; and (3) payment of $12K in finders fees relating to the sale of certain restricted stock.
Fiscal year ending February 28, 2005 compared to the corresponding period in 2004.

Selected Financial Data	2004	2005	Year Over Year Change	%

Sales	$468,420	$341,106	($127,314)	(27)
Cost of sales	$307,175	$155,113	($152,062)	(50)
Gross profit	$161,245	$185,993	$ 24,748	15
General & administrative expenses	$239,897	$272,762	$ 30,865)	14
Consulting fees to related parties	$ -0-	$ 35,292	$ 35,292	-
Interest expense to related parties	$117,584	$124,629	$ 7,045	6
Net cash used in operating activities	($36,643)	($64,262)	$ 27,619	74
Net cash used in investing activities	($15,956)	($12,434)	($ 3,522)	(22)
Net cash provided financing activities	$115,670	$ 31,710	($ 83,960)	(73)

Sales. In the fiscal year ending February 28, 2005, sales were $341,106 compared to the same period in the prior year with sales of $468,420. The decrease in sales is primarily attributable to the reduction in sales to Wellness Enterprises, a direct marketing company, with current year sales of $32,559 compared to the same period in the prior year of $223,935. This reduction in sales was partially offset by increased sales to Team in Focus (from $nil to $54K) and Phillips Publishing (from $19K to $48K).

Cost of sales and gross profit. In the fiscal year ending February 28, 2005, cost of sales was $155,113 compared to the same period in the prior year with sales of $307,175. Gross profit increased to $185,993 compared to the same period in the prior year of $161,245. The gross profit percentage for the fiscal year ending February 28, 2005 was 54 percent compared to 34 percent to the same period in the prior year. This increase in gross profit percentage is attributable to decreased cost for outside assembly labor combined with change in product mix, as previously noted the Company decreased selling product to a direct marketing company.

General & administrative expenses. In the fiscal year ending February 28, 2005, general and administrative expenses were $272,762 compared to the same period in the prior year of $239,897. This increase in general and administrative expenses was primarily due to $38K in consulting fees paid to two contractors who assisted with the company’s accounting department. This increase in expenses was partially offset by decreases in other administrative costs (i.e. telephone, utilities, etc.) due to decreased sales and production efforts.

Consulting fees to related parties. In the fiscal year ending February 28, 2005, consulting fees to related parties were $35,292 compared to the same period in the prior year of $nil. This increase in consulting fees was due to the engagement of two officers / consultants, Messrs. Richard Parsons and Jim Place, during December 2004. Both Messrs. Parsons and Place received restricted common stock at below the estimated market value upon commencement of providing services to the Company. The increase in consulting expense relates to the amortization of the discount on the restricted common stock.

Interest expense to related parties. In the fiscal year ending February 28,2005, interest expense to related parties were $124,629 compared to the same period in the prior year of $117,584. The slight increase in interest expense was due to the amortization of the beneficial conversion feature of the warrants issued to the TAM Trust during March 2004 for its continued financial support.

Net loss. Even though net loss for the fiscal year ending February 28, 2005 were negative by $250K, $125K in financing costs with TAM the primary lender, the amortization of $89K in officer stock compensation who received no salaries and a claim settlement of $31K were the primary reasons for the result.

Net cash operating activities. Net cash used in operating activities for the fiscal year ending February 28, 2005 were $64,262 compared to the same period in the prior year of $36,643. During the fiscal year ending February 28, 2005, the Company funded its operations by sale of restricted common stock. During the fiscal year ending February 28, 2005, the net loss from operations of $250K was offset by $ 211K of non-cash expenditures. These non-cash expenses primarily relate to the amortization of $89K in officer stock compensation, depreciation and amortization expense of $34K, the issuance of $31K in restricted common stock for services rendered and the issuance of stock to settle a claim, valued at $29K.

Net cash investing activities. Net cash used in investing activities for the fiscal year ending February 28, 2005 were $12,434 compared to the same period in the prior year of $15,956. The 2005 decrease in cash used by investment activities was primarily due to the proceeds from a sale of a vehicle.

Net cash financing activities. Net cash provided by financing activities for the fiscal year ending February 28, 2005 was $31,710 compared to the same period in the prior year of $115,670. The 2005 decrease in cash provided by financing activities was due to the prior year advances from related parties of $115,226 compared to $1,000 in the current fiscal year combined with the repayment of $60K in advances from related parties. This decrease in cash provided was partially offset by $91K in proceeds from sale of restricted common stock.

Liquidity and capital resources.

As of February 28, 2006 the Company had $635,569 in cash and $100,000 available borrowing under its two lines of credit. Both lines of credit do not contain any limitations on borrowing or any restrictive debt covenants. Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenues and external financing to meet the Company’s liabilities and commitments as they become payable. During May 2006, the Company did not renew one of its lines of credit totaling $50,000.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS

The Company has various contractual obligations which are recorded as liabilities in the consolidated financial statements. Other items, such as certain lease agreements are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, the Company is contractually committed to make certain minimum lease payments to rent its current corporate location.

The following table summarizes our significant contractual obligations on an undiscounted basis as of February 28,
2006 and the future periods in which such obligations are expected to be settled in cash or converted into the Company’s common stock. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in footnotes to the consolidated financial statements, as referenced in the table:

Payments Due by Period

Convertible
		Less than			More than	to common
	Total	1 year	2 years	3 years	3 years	stock

Accrued liabilities	$ 262,106	$ 70,556				$ 191,550
Line of credit	50,000	50,000

Accrued interest due to related party	169,315				169,315
Notes payable to related parties	363,150	15,000			363,150

	844,571	120,556			532,465	191,550

Other (1)	146,016	71,712	74,304

Total contractual obligations (2)	$ 990,587	$ 192,268	$ 74,304	$ -	$ 532,465	$ 191,550

(1) Other commitments comprise of operating lease agreement with Turner San Juan LLC through February 2008

(2) Comprised of the following:

Liabilities recorded on the balance sheet			$844,571
Commitments not recorded on the balance sheet			146,016

			$990,587

The Company currently estimates monthly cash requirements of $26,000 to cover general and administrative overhead costs.

Consequently, we do not foresee the need for additional funding at least for the period ending February 28, 2007. As of the date of this filing, the TAM Irrevocable Trust has expressed a willingness to provide additional funding if required; however, an amount has not been discussed. Moreover, in the foreseeable future the Company does not believe additional funding is required.

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

Employees.

We anticipate no additional executive and non-executive hiring even with an increase in the business that can be handled through the addition of variable and independent plant contractors and outside consultants.

Causes for any material changes from period to period .

In the fiscal year ending February 28, 2006, sales were $751,844 compared to the same period in the prior year with sales of $341,106 and our backlog was $,000 as of February 28, 2006 compared to the same period in the prior year with backlog of $8,000. Therefore, sales for the fiscal year ending February 28, 2006 plus current backlog have more than doubled sales from the fiscal year ending February 28, 2005. Consequently, the business is improving with both new and current (international and domestic) customers purchasing product. As previously noted, gross profit margins have decreased slightly due to the Company recorded an inventory reserve for its countertop product combined with higher outside assembly labor and raw material costs. Additionally, patent expirations in 2016 and 2017 should have no impact on sales as the proprietary information is held as trade secrets by the Company.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates include the allowance for doubtful accounts, sales returns, inventory reserves, impairment of long-lived assets, deferred income tax valuation allowances and litigation. In addition, alternatives may exist among various accounting methods. In such cases, the choice of accounting method may also have a significant impact on reporting amounts. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of our significant accounting policies see Note 2 to the Consolidated Financial Statements.

 ITEM 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Seychelle Environmental Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Seychelle Environmental Technologies, Inc. as of February 28, 2006, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seychelle Environmental Technologies, Inc. as of February 28, 2006, and the results of its operations and its cash flows the year then ended in conformity with accounting principles generally accepted in the United States of America.

Windes & McCaughry Accountancy

Corporation

Irvine, CA

6//13/06

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
FEBRUARY 28, 2006 AND 2005

	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 635,569	$ 23,782
Trade receivables, net of allowance for doubtful accounts of $-0- and $2,047
as of February 28, 2006 and 2005, respectively	33,602	20,047
Inventories, net	391,641	313,754
Prepaid expenses	45,261	-

Total current assets	1,106,073	357,583

PROPERTY AND EQUIPMENT, NET	157,671	99,826

INTANGIBLE ASSETS, NET	17,664	121,567

OTHER ASSETS	6,742	14,670

Total non-current assets	182,077	236,063

TOTAL ASSETS	$ 1,288,150	$ 593,646

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET (CONTINUED)
FEBRUARY 28, 2006 AND 2005

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	2006	2005

CURRENT LIABILITIES
Accounts payable	$ 61,010	$ 25,179
Accrued expenses	262,106	188,900
Line of credit	50,000	-
Accrued interest due to related parties	169,315	362,518
Current portion of notes payable to related parties		100,000
Customer deposits	29,048	25,911
Income taxes payable	6,400	8,397

Total current liabilities	577,879	610,905

NOTES PAYABLE TO RELATED PARTIES, less current portion	363,150	348,150

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock $.001 par value - 50,000,000 shares	22,458	16,665
authorized; 22,458,384 and 16,665,646 shares issued and
outstanding as of February 28, 2006 and 2005, respectively
Additional paid-in capital	5,392,553	4,340,086
Estimated value of warrants	448,000	-
Accumulated deficit	(4,957,934)	(4,025,910)
Unearned interest	(353,523)	(462,443)
Unearned compensation	(204,413)	(333,807)
Finders fees	(11,800)	-

Total stockholders' equity (deficit)	347,121	(465,409)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,288,150	$ 593,646
See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For Fiscal Years Ending February 28, 2006 and 2005
	2006	2005
SALES	$ 751,844	$ 341,106

COST OF SALES	430,134	155,113

Gross profit	321,710	185,993

OPERATING EXPENSES
Selling	59,459	27,425
General and administrative	591,557	272,762
Consulting fees due to related parties	201,293	35,292
Impairment of intellectual property	104,000	-

Total expenses	956,309	335,479

LOSS FROM OPERATIONS	(634,599)	(149,486)

OTHER INCOME (EXPENSES)
Interest expense due to related parties	(272,653)	(124,629)
Claim settlement	-	(31,360)
Write-off of accrual for product return liability	-	61,630
Gain (loss) on sale of vehicle / equipment	(30,000)	5,100
Miscellaneous income (expense)	6,396	(10,078)
Total other income (expense)	(296,257)	(99,337)

LOSS BEFORE PROVISION

FOR INCOME TAXES	(930,856)	(248,823)
PROVISION FOR INCOME TAXES	1,600	1,600
Net loss	$ (932,456)	$ (250,423)

BASIC AND DILUTED (LOSS) PER SHARE	$ (0.05)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES: BASIC AND DILUTED	17,969,317	11,936,767
See accompanying notes to consolidated financial statements.

. SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For Fiscal Years Ending February 28, 2006 and 2005
	Preferred	Preferred	Common	Common	Additional	Estimated	Unissued					Total
	Stock	Stock	Stock	Stock	Paid-in	Value of	stock	Accumulated	Unearned	Unearned	Finders	Stockholders
	Shares	Amount	Shares	Amount	Capital	Warrants	liability	Deficit	Interest	Compensation	Fees	Deficit
Balance, February 29, 2004	8,000	$80	10,513,480	$10,513	$3,213,469	-	$20,000	$(3,775,487)	-	-	-	$(531,425)

Issuance of common stock	-	-	200,000	200	19,800	-	(20,000)	-	-	-	-	-

Contributed executive services	-	-	-	-	10,000	-	-	-	-	-	-	10,000

Issuance of common stock for
compensation and services	-	-	125,000	125	9,500	-	-	-	-	-	-	9,625

Issuance of common stock
to employees	-	-	70,000	70	21,280	-	-	-	-	-	-	21,350

Issuance of common stock for
Cash	-	-	541,166	541	90,561	-	-	-	-	-	-	91,102

Issuance of common stock in
exchange for debt	-	-	55,000	55	42,307	-	-	-	-	-	-	42,362

Issuance of common stock
for technology	-	-	32,000	32	5,868	-	-	-	-	-	-	5,900

Issuance of common stock
for claim settlement	-	-	84,000	84	29,316	-	-	-	-	-	-	29,400

Conversion of preferred to
common stock	(8,000)	(80)	4,500,000	4,500	(4,420)	-	-	-	-	-	-	-

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For Fiscal Years Ending February 28, 2006 and 2005
	Preferred	Preferred	Common	Common	Additional	Estimated	Unissued					Total
	Stock	Stock	Stock	Stock	Paid-in	Value of	Stock	Accumulated	Unearned	Unearned	Finders	Stockholders
	Shares	Amount	Shares	Amount	Capital	Warrants	Liability	Deficit	Interest	Compensation	Fees	Deficit
Discount factor on common
stock issued to consultants
at below fair value	-	-	65,000	65	22,685	-	-	-	-	-	-	15,167

Discount factor on common
stock issued to officers
at below fair value	-	-	480,000	480	225,120	-	-	-	-	(206,800)	-	18,800

Beneficial conversion feature
on warrants issued to
officers at below fair value	-	-	-	-	55,275	-	-	-	-	(49,133)	-	6,142

Beneficial conversion feature
on warrants issued to note
holder at below fair value	-	-	-	-	27,225	-	-	-	(24,200)	-	-	3,025

Discount factor on common
stock issued to officers
at below fair value	-	-	-	-	79,100	-	-	-	-	(70,291)	-	8,809

Discount factor on common
stock issued to note
holder at below fair value	-	-	-	-	493,000	-	-	-	(438,243)	-	-	54,757

Net loss from fiscal year ending February 28, 2005	-	-	-	-	-		-	(250,423)		-	-	(250,423)
Balance, February 28, 2005	0	0	16,665,646	16,665	4,340,086	-	-	(4,025,910)	(462,443)	(333,807)	-	(465,409)
See accompanying notes to consolidated financial statements.

	Preferred	Preferred	Common	Common	Additional	Estimated	Unissued					Total
	Stock	Stock	Stock	Stock	Paid-in	Value of	Stock	Accumulated	Unearned	Unearned	Finders	Stockholders
	Shares	Amount	Shares	Amount	Capital	Warrants	Liability	Deficit	Interest	Compensation	Fees	Deficit

Contributed executive services	-	-	-	-	10,000	-	-	-	-	-	-	10,000

Issuance of shares for services rendered	-	-	64,300	64	18,344	-	-	-	-	-	-	18,408

Issuance of shares for compensation or services	-	-	30,000	30	20,085	-	-	-	-	-	-	7,200

Issuance of common stock for cash	-	-	2,474,225	2,474	564,282	-	-	-	-	-	-	563,756

Issuance of common shares with detachable stock warrants with conversion at below market value	-	-	2,000,000	2,000	-	448,000	-	-	-	-	-	450,000

Issuance of shares to settle accrued interest to primary shareholder	-	-	1,266,667	1,267	226,733	-	-	-	-	-	-	228,000

Issuance of shares to primary lendor for continued financial support	-	-	37,500	38	8,400	-	-	-	-	-	-	8,438

Issuance of shares for settlement of debt	-	-	312,784	312	125,093	-	-	-	-	-	-	125,405

Issuance of shares to consultant for services performed	-	-	37,500	37	8,401	-	-	-	-	-	-	8,438

Payment of finders fees	-	-	-	-	-	-	-	-	-	-	(11,800)	(11,800)

Surrender of shares due to failure to perform services	-	-	(250,000)	(250)	(32,250)	-	-	-	-	-	-	(32,500)

Repurchase of shares from investor	-	-	(210,238)	(210)	(32,636)	-	-	-	-	-	-	(32,846)

Beneficial conversion feature
on warrants issued to note holder
at below fair value	-	-	-	-	120,000	-	-	-	(120,000)	-	-	-

Discount factor on common stock / warrants issued to primary lendor at below fair value	-	-	-	-	-	-	-	-	228,920	-	-	228,920

Beneficial conversion feature on warrants
issued to consultants
at below fair value	-	-	30,000	300	8,700	-	-	-	-	(9,000)	-	-

Discount factor on common stock / warrants issued to officers at below fair value	-	-	-	-	-	-	-	-	-	192,854	-	192,854

Discount factor on common stock issued to consultants at below fair value	-	-	-	-	-	-	-	-	-	3,517	-	3,517

Discount factor on warrants
issued to consultant
at below fair value	-	-	-	-	15,000	-	-	-	-	(15,000)	-	-

Discount factor on warrants issued to employee at below fair value	-	-	-	-	15,000	-	-	-	-	(15,000)	-	-

Net loss from fiscal year ending February 28, 2006	-	-	-	-	-	-	-	(932,456)		-	-	(932,456)

Balance, February 28, 2006	0	0	22,448,384	$22,458	$5,404,33	$448,000	-	($4,957,934)	($353,523)	($204,413)	($11,800)	$ 347,121

See accompanying notes to consolidated financial statements

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ending February 28, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (932,456)	$ (250,423)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	26,407	33,868

Compensation and interest expense on stock and warrants	422,519	106,700
Contributed executive services	10,000	10,000
Stock issued for services	25,350	30,975
Stock issued for claim settlement	-	29,400
Allowance for doubtful accounts	2,047	9,018
Impairment of intellectual property	104,000	-
(Reversal) Provision for slow moving inventory	79,789-	(162,700)
Write off of product return liability	-	(61,630)
Gain (loss) on disposal of vehicle / equipment	(30,000)	(5,100)
Return of shares due to failure to perform services	(32,500)	-
Changes in operating assets and liabilities:
Trade receivables	(15,602)	7,624
Inventories	(157,676)	(118,333)
Prepaid expenses and other assets	(37,329)	-
Accounts payable	35,831	(8,171)
Accrued expenses	198,611	(349)
Accrued interest due to related parties	34,797	124,559
Income tax payable	(1,997)	1,600
Customer deposits	3,137	26,000

Net cash used by operating activities	(205,072)	(64,262)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of vehicle / equipment	20,000	5,800
Purchase of equipment	(135,811)	(18,234)
Increase in patents	(1,440)	-

Net cash used by investing activities	(117,251)	(12,434)

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Fiscal Years Ending February 28, 2006 and 2005

	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	$ 1,013,756	$ 91,102
Purchase of Treasury shares	(32,846)	-
Payment of finders fees	(11,800)	-
Proceeds from line of credit	50,000	-
Proceeds from related party advances	-	1,000
Repayments on related party notes payable	(85,000)	(60,392)

Net cash provided by financing activities	934,110	31,7100

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	611,787	(44,987)

Cash & cash equivalents, beginning of year	23,782	68,768

Cash & cash equivalents, end of year	$ 635,569	$ 23,782

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

Interest	$ -	$ -

Income taxes	$ 1,997	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock issued for services	$ 25,350	$ 30,975
Stock issued for settlement of debt	$ 125,405	$-
Stock issued for accrued interest	$228,000	-
Stock issued for settlement of claim	$-	$ 29,400
Return of shares due to non-performance of services	$ 32,500	-
Stock issued for purchase of technology	$-	$ 5,900

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

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

On January 30, 1998, SET entered into a stock exchange agreement with SWT, whereby SWT shareholders emerged as the majority stockholder of SET. This reverse acquisition resulted in SWT becoming a wholly owned subsidiary of SET. SWT had no material operations for each of the eight fiscal years ending February 28, 2006.

On January 31, 1998, SET attempted a purchase of the assets of Aqua Vision for $9.5 million. Only $1.2 million was paid to the Aqua Vision owners and the transaction was not consummated. Effective February 28, 1999, the Company revised its Purchase Agreement and issued 8,000 shares of its Series “AAA” Preferred Stock Cumulative Preferred Voting Stock (described in Note 8) to Aqua Vision’s owners. As a result, Aqua Vision’s owners became the ultimate controlling stockholder of SET. Because the assets were acquired from existing shareholders, the $1.2 million payment was treated as a distribution and the Series “AAA” stock issuance was treated as a recapitalization.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

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

Significant Agreements

During June 2002, the Company entered into an exclusive agreement with Heibei R.O. Environmental Technologies, whereby the Company can sell reverse osmosis-based products, which are currently being developed in China. Additionally, the agreement allows the Company to produce all portable filtration products in China. During the fourth quarter of fiscal 2006, the Company commenced production in China. As of February 28, 2006, the Company has prepaid inventory in China of approximately $33,000. The Company believes this agreement will allow the Seychelle brand to be sold at a very competitive price to US, China, Asia and other international markets.

Also, during June 2002, the Company entered into a License Agreement for a product known as the “Hand Pump Technology.” The Company licensed all proprietary rights associated with this technology and the trademark Aqua Gear TM. The Company will pay a two percent royalty and a one- percent license of trademark fee on any sales using this technology during the term of the license. The License Agreement is for an initial term of five years, with five successive five year renewals. This offers the Company an additional proprietary product in the portable filtration industry. The Company believes that this purchase compliments our current product line. As of the date of this filing, this technology has resulted in product called Pump N’ Pure which allows the user to draw filtered water from virtually any container or location. The Company continues to believe that the product will be viable in developing countries as an emergency preparedness product, and for families where cost is a prime consideration.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS, continued

During 2005,the Company attempted to enter into an agreement with Vortex, acompany in Japan to market and sell the Company’s entire product line on an exclusive basis throughout Japan. However, they never signed the agreement but are representing us on a non-exclusive basis.

Seychelle has signed a five (5) year exclusive distribution agreement with Confident, Inc. to sell its water filtration products in the markets of The Peoples Republic of China, Taiwan, Singapore and Hong Kong. Under the agreement, to maintain exclusivity, Confident, Inc. has to purchase from Seychelle a minimum of one million dollars ($1,000,000) of product the first year, with a minimum volume increase of fifty percent (50%) in each of the succeeding years over the previous year’s minimum purchase requirement. Upon signing the agreement on January 4, 2006, Confident, Inc. placed an initial product order for $50,000. During the fiscal year ending February 28, 2006, total sales to Confident, Inc. and affiliated entities approximated $90,000. The agreement is subject to cancellation and is outlined in the agreement..

Seychelle has also signed a ten (10) year exclusive distribution/manufacturing agreement, subject to certain restrictions, with ABMS Health Care Pvt. Ltd. to sell its water filtration products on a non-exclusive basis in India.

The Company sells its products throughout the United States and internationally. Geographic information for the fiscal years ending February 28, 2006 and 2005 is as follows:

	2006	2005
Water filtration products sold to
external customers (1) (2) in:

The United States	$523,077	$173,213
Pakistan	91,700	-
China	90,000	-
Asia	35,115	167,893
United Kingdom	11,952	-

Total	$751,844	$341,106

(1)  Sales to external customers are attributed based on the country of residence of the customer.

(2) Long lived assets outside the United States included $96,500 and $50,000 in tooling costs located in China at February 28, 2006 and 2005, respectively.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SET and its wholly owned subsidiary, SWT, (collectively the “Company”). All significant inter-company transactions and balances have been eliminated.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced recurring losses from operations and has an accumulated deficit of $4,957,934 as of February 28, 2006. These factors, among others, raise substantial doubt as to its ability to have the necessary resources to market the Company’s new products.

In order to continue as a going concern, the Company needs to develop a reliable source of revenues, and achieve a profitable level of operations. During the fiscal year ending February 28, 2006, the Company funded its operations by sale of restricted common stock. As of February 28, 2006 the Company had $635,569 in cash and $100,000 available borrowing under its two lines of credit. Both lines of credit do not contain any limitations on borrowing or any restrictive debt covenants. Over the next twelve months, management believes that sufficient working capital will be obtained from a combination of revenues and external financing to meet the Company’s liabilities and commitments as they become payable. As of the date of this filing, the TAM Irrevocable Trust has expressed a willingness to provide additional funding if required; however, an amount has not been discussed. The Company currently estimates monthly cash requirements of $26,000 to cover general and administrative overhead costs.

Accordingly, the consolidated financial statements are accounted for as if the Company is a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should be Company be unable to continue as a going concern.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006
Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. These criteria are typically met when product is shipped. Revenue is not recognized at the time of shipment if these criteria are not met.

Cost of Sales

Cost of sales is comprised primarily of the cost of purchased product, as well as, labor, inbound freight costs and other material costs required to complete products.

Shipping and handling

All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and is reported as revenue. Costs incurred by the Company for shipping and handling, including transportation costs paid to third party shippers, are reported as a cost of sale expense.

General and Administrative Expenses

General and administrative expense is comprised primarily of legal and accounting fees incurred to assist the Company in catching up with SEC filings, consulting costs for outside accounting personal and design and engineering projects, salaries and related costs for an administrative assistant hired during June 2005 and other administrative costs (i.e. telephone, utilities, etc.) to support operations.

Product Return Reserve

The Company provides a reserve for returned products. Such costs are included in cost of sales. Total costs for returned products for the fiscal years ending February 28, 2006 and 2005 was $nil.

Management reviews and estimates reserve for returned products on a regular basis. Although management believes its evaluations are sound, it is at least reasonably possible that such estimates may change in the near term. During the fiscal year ending February 28, 2005, the Company adjusted its reserve for returned products as no products had been returned to the Company during the three fiscal years ending February 28, 2005.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Seychelle has an unconditional return policy for the first 90 days. Customers may return the product for a full refund, or they may receive a replacement at no charge. The same policy applies to any product sold from the period 91 days after purchase to one year, for any defects in materials or workmanship.

Accordingly, the consolidated financial statements are accounted for as if the Company is a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should be Company be unable to continue as a going concern.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method and consist of the following as of February 29, 2006 and 2005:

	2006	2005
Raw materials	$161,066	$ 169,427
Work in progress	105,760	34,513
Finished goods	204,604	109,814
	471,430	313,754
Reserve for obsolete or slow moving inventory	(79,789)	-

Net inventories	$391,641	$ 313,754

Finished goods inventory includes material, labor and manufacturing overhead costs.

reasonably possible that such estimates may change in the near term. During the fiscal year ending February 28, 2005, the Company scrapped its previously identified slow moving and obsolete inventory of approximately $162,000.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Property and Equipment

Management reviews and estimates realization of inventory on a regular basis with respect to obsolete and slow moving inventory. During November 2005, the Company re-evaluated its countertop water filtration systems and determined that such product should be wholly reserved and recorded an inventory reserve adjustment of approximately $79,800. Although management believes its evaluations are sound, it is at least Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. The estimated useful lives used in determining depreciation are three to five years for tooling and five years for computers, furniture and equipment and vehicles. Management evaluates useful lives regularly in order to determine recoverability taking into consideration current technological conditions. Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed, and any resulting gain or loss is recorded. Fully depreciated assets are not removed from the accounts until physical disposition. During the fiscal year ending February 28, 2006, the Company disposed of certain tooling, as well as, scrapped certain fully depreciated assets (Note 3).

Intangible Assets

Intangible assets include patents, product rights and technology costs. All patent, product rights and technology costs are capitalized and amortized over ten years using the straight-line method. The Company assesses whether there has been a permanent impairment of the value of intangible assets by considering factors such as expected future product revenues, anticipated product demand and prospects and other economic factors. During the fiscal year ending February 28, 2006, the Company determined that the Enviro(3)Care system was no longer economically feasible and recorded an impairment charge (Note 4).

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
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

Research and Development Expenses

Research and development costs are expensed as incurred and amounted to approximately $14,800 and $12,500 for the fiscal years ending February 28, 2006 and 2005, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

Advertising Expenses

Advertising expenses are expensed as incurred. Total advertising expenses amounted to approximately $19,400 and $1,000 for the fiscal years ending February 28, 2006 and 2005, respectively, and are included in selling expenses in the accompanying consolidated statements of operations.

Concentration of Credit Risks
Cash

The Company maintains its cash in various accounts at several financial institutions. At various times during the year, the amount on deposit with a single financial institution may exceed federal depository insurance limits. At February 28, 2006, the Company had balances on deposit approximating $478,000 in excess of such limits. Management does not believe this represents a significant risk to the Company.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Trade Receivables

The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Trade receivables generally are due in 30 days. Credit losses have consistently been within management’s expectations. An allowance for doubtful accounts is recorded when it is probable that all or a portion of trade receivables balance will not be collected.

For the fiscal years ending February 28, 2006 and 2005, SET had several customers, which individually accounted for at least 10% of total sales. The following table summarizes total sales and accounts receivable for the fiscal years then ended for these customers:

	2006	2006	2005	2005
	Sales	Accounts	Sales	Accounts
	Percentage	Receivable	Percentage	Receivable

Customer 1	25%	$6,100	10%	$ -
Customer 2	4%	673	16%	2,041
Customer 3	12%	-	-%	-
Customer 4	12%	-	-%	10-

During the fiscal year ending February 28, 2006, the Company has entered into several marketing and distribution agreements to sell its products internationally on both an exclusive and non-exclusive basis. Management believes that if the targeted revenues are not achieved, the revenues can be replaced through the sale of filters and related products to other direct marketing companies. However, there can be no assurance that this will occur which could result in an adverse effect on the Company’s financial condition or results of operations in the future.

Account Payable

For the fiscal years ending February 28, 2006 and 2005, SET had several vendors, which individually supplied at least 10% of total purchases. The following table summarizes total raw material purchases and accounts payable for the fiscal years then ended.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

	2006	2006	2005	2005
	Purchase	Accounts	Purchase	Accounts
	Percentage	Payable	Percentage	Payable

Vendor 1	24%	$ 7,407	-	$ -
Vendor 2	15%	-	18%	-
Vendor 3	-	-	11%%	-

As previously noted, in China, the original manufacturing agreement with Hebei RO Environmental Technologies expired and was not renewed. Instead, the company signed an exclusive agreement with Huanghua Seychelle Plastic Co. Ltd. on September 1, 2005.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

For stock options or other securities issued to non-employees, the issuance of such securities is accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Compensation expense is recognized in the financial statements for securities granted to non-employees in the period in which the consideration is obtained from the non-employee.

Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s stock option plan, warrants and convertible debt would be anti-dilutive.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of February 28, 2006 and 2005 approximate their respective fair values because of the nature of these instruments. Such instruments consist of accounts receivable and payable, inventory and certain accrued expenses. The fair value of the related party accrued liabilities and notes payable are not determinable.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Management’s Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, sales returns, inventory reserves, deferred income tax valuation allowances and litigation. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Segment Disclosures

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” requires public enterprises to report financial and descriptive information about reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers. The Company evaluated SFAS No. 131 and determined that the Company operates in multiple segments (Note 18).

Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings.

In November 2004, the Financial Accounting Standards Board Statement issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and charges regardless of whether they meet the criterion of “so abnormal” that was originally stated in Accounting Research Bulletin No. 43, chapter 4. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to conversion costs be based on the normal capacity of the production

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows

In December 2004, the FASB published SFAS 123R, “Share Based Payments” (“SFAS 123R). SFAS 123R required that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial statements.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”). This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6.”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005.  EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. SFAS  No. 155 is not expected to have a material effect on its consolidated financial position or results of operations.

NOTE 3: PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at February 28, 2006 and 2005:

	2006	2005

Tooling	$271,510	$231,216
Equipment	36,602	21,392
Vehicles	10,000	33,433
Furniture and fixtures	15,465	15,465
Computer equipment	16,956	15,726
Leasehold equipment	1,000	1,000
	351,533	316,262

Less: Accumulated depreciation	206,810	288,941
Book Value	144,723	27,341
Tooling not in service	12,948	72,485
	$ 157,671	$99,826

As of February 28, 2006 and 2005, the Company had recorded $12,985 and $72,485, respectively, in reverse osmosis-based tooling to be used in China. Depreciation will be computed using the straight-line method over a period of 5 years.

During the fiscal year ending February 28, 2006, the Company sold for $20,000 a pleating machine with an approximate cost of $25,000. Additionally, during 2006, a countertop machine with a value of $25,000 was stolen from its location in China. The combined $30,000 loss on disposition of this equipment is included in other expenses in the accompanying consolidated statement of operations. Both of these items had previously been included in equipment not in service in the accompanying consolidated balance sheet.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 3: PROPERTY AND EQUIPMENT, continued

The carrying amount of all property and equipment is evaluated periodically to determine if adjustment to the useful life or to the un-depreciated balance is warranted. As of February 28, 2006, no event has been identified that would indicate an impairment of the value of property and equipment recorded in the accompanying consolidated financial statements.

Total depreciation expense for the fiscal years ending February 28, 2006 and February 29, 2005 was approximately $25,100 and $24,800, respectively.

NOTE 4: INTANGIBLE ASSETS

The following is a summary of intangible assets at February 28, 2006 and 2005:

	2006	2005
Enviro Care technologies	$ -	$ 104,000
Hand pump	8,000	8,000
Patents	17,623	16,182
	25,623	128,182

Less: Accumulated amortization	7,959	6,615
	$ 17,664	$ 121,567

The estimated future amortization expense of intangible assets as of February 28, 2006 for each of the five succeeding years is approximately $1,200.

The Company has a License Agreement for a product known as the “Hand Pump Technology.” The Company licensed all proprietary rights associated with this technology and the trademark Aqua Gear TM. The Company will pay a two percent royalty and a one- percent license of trademark fee on any sales using this technology during the term of the license. The Company intends to market this technology in the United States and internationally. In connection with the license agreement, the Company granted the licensor 50,000 shares of common stock valued at $0.16 per share, or $8,000. The shares were issued during March 2002. The License Agreement is for an initial term of five years, with five successive five years renewals.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 4: INTANGIBLE ASSETS, continued

The carrying amount of all intangibles is evaluated periodically to determine if adjustment to the useful life or to the un-amortized balance is warranted. As of February 28, 2006, except for the impairment relating to the Enviro(3)Care system, no event has been identified that would indicate an impairment of the value of intangibles recorded in the accompanying consolidated financial statements.

NOTE 5: ACCRUED EXPENSES

Accrued expenses consist of the following at February 28, 2006 and 2005:

	2006	2005

Accrued legal expenses	$124,296	$114,985
Accrued accounting expenses	95,346	6,076
Accrued rent	-	14,889
Accrued claim settlement	12,750	12,750
Accrued credit card purchases	11,926	19,134
Accrued wages and benefits	2,647	1,932
Other accrued expenses	15,141	19,134

	$262,106	$188,900

During March 2006, the Company settled approximately $90,300 of its accrued accounting expenses as of February 28, 2006 through the payment of $25,000 cash and the issuance of 25,000 shares of the Company’s restricted common stock.

The accrued legal expenses represent the attorney fees the Company incurred in connection with the SWT stock exchange agreement and purchase of Aqua Vision (Note 1), of which approximately $113,500 will be paid in stock. Management does not believe however, that the stock will be issued during the foreseeable future.

The accrued settlement represents an estimate of the settlement of an employment-related claim, of which $12,750 will be paid in stock. Management does not believe however, that the stock will be issued during the foreseeable future.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 6: LINES OF CREDIT

During March 2005, the Company entered into two unsecured lines of credit agreements, totaling $150,000. The lines of credit bear interest at the institutions index rate (7.5% at February 28, 2006) plus two percent and are not repayable until March 31, 2006. The Company utilized proceeds of $50,000 from one line of credit was used to pay down the Note Payable to Related Parties (see Note 7). Both agreements do not contain any limitations on borrowing or any restrictive debt covenants. During April 2006, the Company decided not to renew one of its lines of credit.

NOTE 7: NOTES PAYABLE TO RELATED PARTIES

As the February 28, 2006 and 2005, the Company received advances of $363,200 and $448,200 from the Company’s primary investor, TAM Irrevocable Trust (“TAM Trust”). These advances bear interest at 10 percent. As of February 28, 2006, the balance of the advances are not repayable until after March 1, 2011. The repayment of these advances is subordinate to the Company’s lines of credit (see Note 6).

As of February 28, 2006 and 2005, accrued interest on these advances was approximately $169,300 and $134,500, respectively, which is included in accrued interest due to related parties.

During April 2005, the Company settled this liability through the issuance of 1,266,667 shares of common stock to the Company’s primary investor.

On March 29, 2005, the Company granted the TAM Trust 500,000 warrants redeemable on restricted shares of the Company’s stock at a purchase price of $.225 per share. The warrants are to be distributed in equal installments commencing on December 1, 2004, 2005 and 2006 and are exercisable through December 1, 2008. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned interest relating to the estimated value of these warrants of $27,200. The Company is amortizing the estimated fair market value of the unearned interest over a three-year term. The Company has recorded amortization of approximately $9,100 and $3,000 for the fiscal years ending February 28, 2006 and 2005, respectively.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 7: NOTES PAYABLE TO RELATED PARTIES, continued

Additionally, on March 29, 2005, the Company granted the TAM Trust 1,972,133 restricted shares of the Company’s common stock. These shares were granted at a price of $0.03 per share and vest over a three-year period, beginning November 1, 2004. As the TAM Trust was granted the common stock at below the Company’s market price on the date of grant, the Company recorded unearned interest relating to the estimated value of these shares of $493,000. The Company is amortizing the estimated fair market value of the unearned interest over a three-year term. The Company has recorded interest expense of approximately $164,300 and $54,800 for the fiscal years ending February 28, 2006 and 2005, respectively.

On July 27, 2005, the Company granted the TAM Trust 2,000,000 warrants redeemable on restricted shares of the Company’s stock at a purchase price of $.225 per share. The warrants are exercisable any time after December 1, 2006 and expire December 1, 2008. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned interest relating to the estimated value of these warrants of $120,000. The Company is amortizing the estimated fair market value of the unearned interest over the period from date of grant through December 1, 2006. The Company has recorded interest expense of approximately $46,700 as of February 28, 2006.

On January 23, 2006, the Company issued to the TAM Trust 37,500 common shares for continued financial support. As the common stock was issued at below the Company’s market price at the date of grant ($nil cost per share), the Company recorded interest expense relating to the estimated value of these shares of $8,437.

NOTE 8: CAPITAL STRUCTURE

Common Stock

The holders of Common Stock have one vote per share on all matters (including election of Directors) without provisions for cumulative voting. The Common Stock is not redeemable and has no conversion or preemptive rights.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 8: CAPITAL STRUCTURE -- continued

In the event of liquidation of the Company, the holders of Common Stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and the holders of the Company’s preferred securities. The Company may pay dividends, in cash or in securities or other property, when and as declared by the Board of Directors from assets legally available. To date, the Company has not declared or paid dividends on its Common Stock.

On February 28, 2004, the Company received $20,000 in proceeds for the issuance of 200,000 shares of common stock. The stock was delivered to the investor during March 2004. As of February 29, 2004, the Company recorded the proceeds as an un-issued stock liability in the accompanying consolidated financial statements.

During December 2004, the Company granted the TAM Irrevocable Trust restricted common stock of 1,266,667 shares,for interest from the period March 1, 2002 through February 28, 2005. The restricted common shares were distributed during the first quarter of the fiscal year ending February 28, 2006. The fair market value of the restricted shares was estimated at $228,000.

During the fiscal year ending February 28, 2005, the Company issued 125,000 shares for compensation; and 70,000 shares for services provided.

During the fiscal year ending February 28, 2005, the Company issued an aggregate of 541,166 common shares to various investors for cash for an approximate total value of $91,100.

During the fiscal year ending February 28, 2005, the Company issued an aggregate of 55,000 shares to various debt holders with an approximate total value of $42,400.

During the fiscal year ending February 28, 2005, the Company issued 32,000 shares to purchase tooling with an approximate value of $5,900.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 8: CAPITAL STRUCTURE, continued

During the fiscal year ending February 28, 2005, the Company issued 84,000 shares to settle a claim with an approximate total value of $29,400.

During November 2004, the Company entered into a six-month consulting agreement with an individual to provide accounting services for the Company. As consideration for services to be rendered, the consultant received 65,000 restricted shares of the Company’s common stock. The common shares were distributed on November 1, 2004. The Company recorded unearned compensation relating to the estimated value of the shares of $22,750.

The Company has recorded amortization of approximately $7,600 and $15,100 for the fiscal years ending February 28, 2006 and 2005, respectively.

During December 2004, all Series AAA at 12% Cumulative Convertible Preferred Shares were converted into 4,500,000 shares of restricted common stock issued to the TAM Irrevocable Trust.

Additionally, on March 29, 2005, the Company granted the TAM Trust 1,972,133 restricted shares of the Company’s common stock. These shares were granted at a price of $0.03 per share and vest over a three-year period, beginning November 1, 2004. As the TAM Trust was granted the common stock at below the Company’s market price on the date of grant, the Company recorded unearned interest relating to the estimated value of these shares of $493,000. The Company is amortizing the estimated fair market value of the unearned interest over a three-year term. The Company has recorded interest expense of approximately $164,300 and $54,800 for the fiscal years ending February 28, 2006 and 2005, respectively.

During the fiscal year ending February 28, 2006, the Company issued an aggregate of 4,248,334 common shares to various investors for cash for an approximate total value of $1,013,000.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 8: CAPITAL STRUCTURE, continued

During the fiscal year ending February 28, 2006, the Company issued 295,766 in restricted shares, estimated value $119,400, for accounting services provided in connection with Form 10 and other SEC filings.

During March 2005, a consultant surrendered to the Company 250,000 of common stock, valued at $32,500, due to failure to perform certain contractual obligations.

During the fiscal year ending February 28, 2006, the Company issued 30,000 shares for compensation; and 94,300 shares for services provided.

During the fiscal year ending February 28, 2006, a shareholder presented an opportunity to the Company to repurchase approximately 210,238 common shares, at prices under the market ranging from $0.15 to $0.17 that the Company accepted for an approximate total value of $32,800.

During January 2006, the Company issued to one of its officers 37,500 common shares, estimated value of $8,400, for services rendered.

During January 2006, the Company issued to its primary lender (TAM) 37,500 common shares, estimated value of $8,400, for continued financial support.

Preferred Stock

The Board of Directors has the authority to issue Preferred Stock and to fix and determine its series, relative rights and preferences to the fullest extent permitted by the laws of the State of Nevada and its articles of incorporation. As of February 28, 2006, three classes of Preferred Stock were authorized and none was outstanding.

Series “A” 13.5% Non Voting, Cumulative, Convertible Preferred Stock

Series “A” Preferred Stock has rights which are superior to all other securities of the Company, including upon liquidation and as to payment of dividends, if any, carries a cumulative dividend of 13.5% per annum, is non-voting, and is redeemable by the Company at any time at face value and is convertible into common shares of the Company at the lesser of $10 per share or 85% of the last five closing bid prices

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 8:  CAPITAL STRUCTURE, continued

During April 2001, the Company repurchased for $350,000 all issued and outstanding Series A 13.5 percent non-voting, cumulative preferred stock, $0.01 par value per share and settled all liability for dividends. This repurchase was done in conjunction with a comprehensive settlement agreement with the beneficial owner of the preferred stock. The stock repurchase was funded by a loan made by one of the Company’s principal stockholders.

Series “AA” Non Voting, Cumulative, Convertible Preferred Stock

Series “AA” Preferred Stock had rights superior to all other securities of the Company except to Series “A” Preferred Stock, including upon liquidation and as to payment of dividends, if any, carried a 10% cumulative dividend, was non-voting, redeemable by the Company at any time at face value and was convertible into common shares of the Company at 85% of the last five closing bid prices. On June 14, 1999, all of the Series “AA” Non Voting, Cumulative Convertible Preferred Stock was converted into 1,337,509 shares of Common Stock at the original conversion terms.

Series “AAA” 12 % Cumulative, Convertible Preferred Shares

Series “AAA” Preferred Stock has rights, which are superior to all other securities of the Company except Series “A”, and the Series “AA” Preferred Stock, including upon liquidation and as to payment of dividends, if any. Series “AAA” Cumulative, Convertible Preferred Voting Stock carries a 12% per annum dividend payable in stock or cash, is voting, with each share equal to 100 shares of Common Stock, and is redeemable, at the Company’s option, according to the following procedure: upon written notice of conversion from the holders, the Company shall have 45 days from receipt of such notice to repurchase for cash up to 2,000 shares of the Series “AAA” 12 % Cumulative, Convertible Preferred Shares at $1,000 per share.

In December 2004, all Series AAA at 12% Cumulative Convertible Preferred Shares were converted into 4,500,000 shares of restricted common stock issued to the TAM Irrevocable Trust. In addition, all dividends accrued and unpaid on the AAA Preferred were waived.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 8: CAPITAL STRUCTURE, continued

Consulting Agreements

During November 2004, the Company entered into consulting agreements with two officers to provide management consulting services for the Company. As consideration for services to be rendered, the consultants received 480,000 restricted shares of the Company’s common stock at a purchase price of $0.03 per share (below market). The common shares are to be distributed in equal installments commencing on December 1, 2004, 2005 and 2006. The first third vested on the effective date of the agreement as an enticement to enter into the agreement.

The fair market value for these options was estimated at the date of grant using a Black-Scholes security pricing model with the following assumptions for the fiscal year 2004: risk-free interest rate of 6.5%; expected life of the option of 3 years; zero dividend yield; and a volatility factor of the expected market price of SET common stock of 250%. The estimated fair market value of the stock as of November 30, 2004 was $225,600 and recorded to unearned compensation. The Company is amortizing the estimated fair market value of the unearned compensation over the three-year term of the consulting agreements. The Company has recorded compensation expense of approximately $75,200 and $18,800 for the fiscal years ending February 28, 2006 and 2005, respectively.

In November 2004 Mr. Parsons and Mr. Place joined the Company as Executive Vice President and Chief Operating Officer respectively. In March 2005 Mr. Parsons assumed additional responsibilities for International sales activities in Asia including China and India; and Mr. Place assumed additional responsibilities for Manufacturing, Operations and became acting Chief Financial Officer.

On March 29, 2005, the Company expanded the consulting agreement with one officer to provide management-consulting services for the Company. As consideration for services to be rendered, the consultant received 316,312 restricted shares of the Company’s common stock at a purchase price of $0.03 per share (below market). The common shares are to be distributed in equal installments commencing on December 1, 2004, 2005 and 2006.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 8: CAPITAL STRUCTURE, continued

The fair market value of the restricted shares as of November 30, 2004 was estimated at $79,100 and recorded to unearned compensation. The Company is amortizing the estimated fair market value of the unearned compensation over the three-year term of the consulting agreement. The Company has recorded compensation expense of approximately $26,400 and $8,800 for the fiscal years ending February 28, 2006 and 2005, respectively.

Warrants

On March 29, 2005, the Company expanded the consulting agreements with two officers to provide management-consulting services for the Company. As further consideration for services to be rendered, the consultants were granted 1,000,000 warrants redeemable on restricted shares of the Company’s stock at a purchase price of $.225 per share. The warrants are distributed in equal installments commencing on December 1, 2004, 2005 and 2006 but are exercisable through December 1, 2008. The fair market value of the warrants as of November 30, 2004 was estimated at $55,300 and recorded to unearned compensation. The Company is amortizing the estimated fair market value of the unearned compensation over the three-year term of the consulting agreements. The Company has recorded compensation expense of approximately $18,400 and $6,100 for the fiscal years ending February 28, 2006 and 2005, respectively.

On March 29, 2005, the Company granted the TAM Trust 500,000 warrants redeemable on restricted shares of the Company’s stock at $.225 per share. The warrants are distributed in equal installments commencing on December 1, 2004, 2005 and 2006 but are exercisable through December 1, 2008. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned interest relating to the estimated value of these warrants of $27,200. The Company is amortizing the estimated fair market value of the unearned interest over a three-year term. The Company has recorded interest expense of approximately $9,100 and $3,000 for the fiscal year ending February 28, 2006 and 2005, respectively.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 8: CAPITAL STRUCTURE, continued

The fair market value for these warrants was estimated at the date of grant using a Black-Scholes security pricing model with the following assumptions for the fiscal year 2004: risk-free interest rate of 6.5%; expected life of the option of 3 years; zero dividend yield; and a volatility factor of the expected market price of SET common stock of 250%.

On July 27, 2005, the Company expanded the consulting agreements with two officers to provide management-consulting services for the Company. As further consideration for services to be rendered, the consultants were granted 500,000 warrants redeemable on restricted shares of the Company’s stock at a purchase price of $.225 per share. The warrants are exercisable any time after December 1, 2006 and expire December 1, 2008. As the warrants provide for the purchase of commons stock at below the Company’s market price on the date of grant, the Company recorded unearned compensation relating to the estimated value of these warrants of $30,000. The Company is amortizing the estimated fair market value of the unearned compensation over the period from date of grant through December 1, 2006. The Company has recorded compensation expense of approximately $11,700 for the fiscal year ending February 28, 2006.

A summary of warrant activity is as follows:
Outstanding warrants	Warrants Outstanding	Exercise Price

Balance, February 29 ,2004	0	0
Granted	1,500,000	$ 0.225
Exercised	0	0
Canceled	0	0
Balance, February 28, 2005	1,500,000	$ 0.225
Granted	2,500,000	$ 0.225
Exercised	0
Canceled	0
Balance, February 28, 2006	4,000,000	$ 0.225

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 8: CAPITAL STRUCTURE, continued

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

During the fiscal year ending February 28, 2005, the Company terminated this stock compensation plan.

During February 2002, the Company adopted an additional stock compensation plan to be administered by the Board of Directors or a Compensation Committee to be appointed by the Board. The Plan provides for the issuance of 300,000 shares of common stock to be issued as stock grants, or under stock option agreements. During February 2002, the Company issued 10,000 shares for compensation and 232,000 shares for services provided. During the fiscal year ending February 28, 2005, the Company terminated this stock compensation plan.

A summary of stock option activity is as follows:

Outstanding options	Stock Options Outstanding	Exercise Price

Balance, February 29, 2004	248,861	Market
Granted	0
Exercised	0
Canceled	248,861
Balance, February 28, 2005	0
Granted	0
Exercised	0
Canceled	0
Balance, February 28, 2006	0

 SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 8: CAPITAL STRUCTURE, continued

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

NOTE 9: INCOME TAXES

The components of the provision for income taxes for the fiscal years ending February 28, 2006 and 2005 are as follows:

	2006	2005
Current:
State	$1,600	$1,600
Federal	-	-

Deferred:
State	97,503	(16,797)
Federal	308,761	(70,591)

Valuation allowance	(406,264)	87,388

Provision for income taxes	$1,600	$1,600

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

The reconciliation of the effective tax rates and U.S. statutory tax rates for the fiscal years ending February 28, 2006 and 2005 are as follows:

	2006	2005

Tax (benefit) of statutory rate	(34%)	(34%)

Deferred tax effect of goodwill
relating to Aqua Vision Acquisition	(6%)	(12%)
Contributed executive services	1%	3%
Interest due to related parties	29%	49%
Consulting fees due to related parties	21%	35%
Impairment and inventory reserves	19%	(64%)
Effect of state tax benefit	(3%)	(3%)
Other	13%	4%
Change in valuation allowance	(40)%	22%

Effective tax Rate	0%	0%

At February 28, 2006, the Company has net operating loss carry forwards, for income tax reporting purposes, of approximately $3,411 ,000 and $1,865,000 available to offset future federal and California taxable income, respectively. Based on current tax law, the Company’s federal net operating loss carry forwards will expire as follows: $801,500 during the fiscal year ending 2018; $1,084,900 during the fiscal year ending 2019; $110,600 during the fiscal year ending 2020; $625,100 during the fiscal year ending 2021; $249,900 during the fiscal year ending 2023; $170,000 during the fiscal year ending 2024; $38,000 during the fiscal year ending 2025 ; and $331,000 during the fiscal year ending 2026. The Company’s state net operating loss carry forwards begin to expire in 2010 through 2026 .

At February 28, 2006, the Company had available tax credit carry forwards comprised of federal and state research and experimentation credits of approximately $8,700 and $5,100, respectively. The research and experimentation credit carry forwards expire through 2023 for federal purposes and do not expire for California purposes.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 9: INCOME TAXES, continued

The components of the net deferred tax asset for the fiscal years ending February 28, 2006 and 2005 are as follows:

	2006	2005

Net operating loss carry forward	$ 1,111,651	$ 922,372
Interest to related parties	144,610	45,365
Consulting fees to related parties	105,486	32,216
Impairment charge	37,856	-
Inventory & bad debt reserves	29,043	14,275
Other	6,003	14,157

Less: Valuation allowance	(1,434,649)	(1,028,385)

Net deferred tax asset	$ 0	$ 0

NOTE 10: COMMITMENTS AND CONTINGENCIES

The Company leases an office and production facility under an operating lease that expires in February 2008. As of February 28, 2006, the Company paid $5,544 per month in base rent. The Company must also pay approximately $1,300 per month to cover taxes, maintenance, insurance and certain other operating expenses applicable to the premises.

Total rent expense amounted to approximately $98,700 and $82,900 for the fiscal years ending February 28, 2006 and 2005, respectively.

Future minimum base lease payments are as follows:

Fiscal Year Ending February 28
2007	$ 71,712
2008	74,304

$146,016

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 10: COMMITMENTS AND CONTINGENCIES, continued

Legal Proceedings

During May 2001, Seychelle Water Technologies, Inc. was named and served with a lawsuit originally filed by SafeWater Anywhere, Inc. and John Ferguson as plaintiffs. This lawsuit was filed in State Superior Court in Orange County, California. Mr. Carl Palmer was also named as a defendant. The complaint alleged breach of fiduciary duty, constructive fraud, promissory fraud, rescission, constructive trust, unfair trade practices, and conversion, and sought unspecified damages and injunctive relief. The original suit was dismissed upon motion of the defendants, but was subsequently re-filed by John M. Ferguson individually on or about October 13, 2004. The re-filed suit was again brought against Seychelle Water Technologies, Inc. and Carl Palmer, and again alleges breach of fiduciary duty, constructive fraud, promissory fraud, rescission, constructive trust, unfair trade practices, and conversion, and seeks unspecified damages and injunctive relief. Plaintiff essentially alleges that defendants Seychelle Water Technologies, Inc. (hereafter “Seychelle Water”) and Carl Palmer fraudulently induced plaintiff to enter into an agreement to relinquish 4,000,000 shares of the stock of defendant Seychelle Water. Plaintiff alleges that he originally entered into a joint venture and stock subscription agreement with DuSean Berkich (“Berkich”), pursuant to which Berkich and plaintiff formed and controlled Seychelle Water. Plaintiff alleges that when he discovered certain improprieties by Berkich, he became concerned, and ultimately agreed to the (re)purchase by Berkich of his interest in the Seychelle Water stock. Plaintiff is now suing to recover damages he allegedly suffered as a result of the (re)purchase by Berkich of his interest in Seychelle Water. A demurrer to the re-filed complaint was filed and in response a first amended complaint was filed and served. Currently a second demurrer to the First Amended Complaint has been filed and sustained by the Court, and plaintiff has been granted fourteen days to leave to amend. A second amended complaint has now been filed and answered. We continue to believe that this matter is without merit and intend to vigorously defend against plaintiff’s claims.

As of February 28, 2006, we know of no legal proceedings pending or threatened or judgments entered against any of our directors or officers in his or her capacity as such

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 10: COMMITMENTS AND CONTINGENCIES, continued

.

NOTE 11: RELATED PARTY TRANSACTIONS

Effective December 1, 2001, the Company entered into an employment agreement with the President of the Company. The agreement is for five years and provides for a salary of $10,000 per year plus one percent of the net after tax profits of the Company. The agreement shall be automatically renew for successive one-year terms unless the Company or employee provides written notice of non-renewal.

During November 2004, the Company entered into consulting agreements with two officers to provide management consulting services for the Company. As consideration for services to be rendered, the consultants received 480,000 restricted shares of the Company’s common stock at a purchase price of $0.03 per share (below market). The common shares are to be distributed in equal installments commencing on December 1, 2004, 2005 and 2006. The fair market value of the restricted share earned during the period ending November 30, 2004 was estimated at $225,600 and recorded to unearned compensation. The Company is amortizing the estimated fair market value of the unearned compensation over the three-year term of the consulting agreements. The Company has recorded compensation expense of approximately $75,200 and $18,800 for the fiscal years ending February 28, 2006 and 2005, respectively.

During December 2004, all Series AAA at 12% Cumulative Convertible
Preferred Shares were converted into 4,500,000 shares of restricted common stock issued to the TAM Irrevocable Trust. In addition, all dividends accrued and unpaid on the AAA Preferred were waived.

During December 2004, the Company granted the TAM Irrevocable Trust restricted common stock of 1,266,667 shares for interest on prior year advances. The fair market value of the restricted shares was estimated at $228,000. The Company is amortizing the estimated fair market value of the interest over the three-year term commencing March 1, 2002. The Company has recorded interest expense of $228,000 as of February 28, 2005. During April 2005, the Company issued the 1,266,667 shares to the TAM Irrevocable Trust.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 11: RELATED PARTY TRANSACTIONS, continued

In November 2004 Mr. Parsons and Mr. Place joined the Company as Executive Vice President and Chief Operating Officer respectively. In March 2005 Mr. Parsons assumed additional responsibilities for International sales activities in Asia including China and India; and Mr. Place assumed additional responsibilities for Manufacturing, Operations and became acting Chief Financial Officer.

On March 29, 2005, the Company expanded the consulting agreement with one officer to provide management-consulting services for the Company. As consideration for services to be rendered, the consultant received 316,312 restricted shares of the Company’s common stock at a purchase price of $0.03 per share (below market). The common shares are to be distributed in equal installments commencing on December 1, 2004, 2005 and 2006. The fair market value of the restricted share earned during the period ending November 30, 2004 was estimated at $79,100 and recorded to unearned compensation. The Company is amortizing the estimated fair market value of the unearned compensation over the three-year term of the consulting agreement. The Company has recorded compensation expense of approximately $26,400 and $8,800 for the fiscal years ending February 28, 2006 and 2005, respectively.

Additionally, on March 29, 2005, the Company granted the TAM Trust 1,972,133 restricted shares of the Company’s common stock. These shares were granted at a price of $0.03 per share and vest over a three-year period, beginning November 1, 2004. As the Tam Trust was granted the common stock at below the Company’s market price on the date of grant, the Company recorded unearned interest relating to the estimated value of these shares of $493,000. The Company is amortizing the estimated fair market value of the unearned interest over a three-year term. The Company has recorded interest expense of approximately $164,300 and $54,800 for the fiscal years ending February 28, 2006 and 2005, respectively.

On March 29, 2005, the Company expanded the consulting agreements with two officers to provide management-consulting services for the Company. As further consideration for services to be rendered, the consultants were granted 1,000,000 warrants redeemable on restricted shares of the Company’s stock at a purchase price of $.225 per share. The

 SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 11: RELATED PARTY TRANSACTIONS, continued

warrants are distributed in equal installments commencing on December 1, 2004, 2005 and 2006 but are exercisable through December 1, 2008. The fair market value of the warrants earned during the period ending November 30, 2004 was estimated at $55,300 and recorded to unearned compensation. The Company is amortizing the estimated fair market value of the unearned compensation over the three-year term of the consulting agreements. The Company has recorded compensation expense of approximately $18,400 and $6,100 for the fiscal years ending February 28, 2006 and 2005, respectively.

On March 29, 2005, the Company granted the TAM Trust 500,000 warrants redeemable on restricted shares of the Company’s stock at $.225 per share. The warrants are distributed in equal installments commencing on December 1, 2004, 2005 and 2006 but are exercisable through December 1, 2008. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned interest relating to the estimated value of these warrants of $27,200. The Company is amortizing the estimated fair market value of the unearned interest over a three-year term. The Company has recorded interest expense of approximately $9,100 and $3,000 for the fiscal years ending February 28, 2006 and 2005, respectively.

On July 27, 2005, the Company expanded the consulting agreements with two officers to provide management-consulting services for the Company. As further consideration for services to be rendered, the consultants were granted 500,000 warrants redeemable on restricted shares of the Company’s stock at a purchase price of $.225 per share. The warrants are exercisable any time after December 1, 2006 and expire December 1, 2008. As the warrants provide for the purchase of commons stock at below the Company’s market price on the date of grant, the Company recorded unearned compensation relating to the estimated value of these warrants of $30,000. The Company is amortizing the estimated fair market value of the unearned compensation over the period from date of grant through December 1, 2006. The Company has recorded compensation expense of approximately $11,700 for the fiscal year ending February 28, 2006

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 11: RELATED PARTY TRANSACTIONS, continued

During January 2006, the Company issued to its primary lender 37,500 common shares, estimated value of $8,400, for continued financial support.

NOTE 12 - SEGMENT INFORMATION

During the fiscal years ending February 28, 2006 and 2005, the Company had foreign assets in China. The following geographic area data for trade revenues is based on product or service delivery location, and property, plant, and equipment is based on physical location.

Net revenue from external sources at February 28,:

2006 2005

 $ 1,288,150 $ 593,646

NOTE 13: LOSS PER SHARE

	February 28, 2006	February 28, 2005
Numerator:

Net loss	$ (932,456)	$ (250,423)

Loss available to common stockholders	$ (932,456)	$ (250,423)

Denominator:

Weighted average shares outstanding (includes both restricted and free trading shares)	17,969,317	11,936,767

Basic and diluted loss per share	$ (0.05)	$ (0.02)

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 13: LOSS PER SHARE, continued

Warrants to purchase common stock were outstanding during the 2006 fiscal year (see Note 8) but were excluded in the computation of the diluted loss per share because their inclusion would have an anti-dilutive effect.

NOTE 14: SUBSEQUENT EVENTS

The Company has now signed a product distribution/manufacturing agreement that incorporates an earlier distribution arrangement with ABMS Health Care for India with a copy of this agreement attached as an exhibit hereto.

The Company purchased certain assets, rights, contracts, EPA registration number and the Redi-Chlor trademark from Continental Technologies. The terms of the agreement are attached as an exhibit hereto.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financing Disclosure.

On February 21, 2005, the Board of Directors approved the engagement of Armando C. Ibarra, Certified Public Accountants (A Professional Corporation) as independent auditors for the Company.

Effective February 28, 2006, the independent auditors for Seychelle Environmental Technologies, Inc. (the “Company”), terminated its relationship with Armando C. Ibarra as principal auditor for the Company. At no time were there any disagreements between the Company and Armando C. Ibarra on any matter of accounting principles or practices, financial statement disclosures or auditing scopes or procedures. Armando C. Ibarra performed the audit of the Company’s financial statements for the fiscal years-ending February 29, 2004 and February 28, 2005. The audit report of Armando C. Ibarra, Certified Public Accountants did not contain either an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles.

The Board of Directors of the Company, at a meeting held on March 26, 2006, approved the resignation of Armando C. Ibarra and appointed Windes & McClaughry Accountancy Corporation as independent auditors for the Company beginning with the fiscal year ending February 28, 2006.

ITEM 8A. Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report (the “Evaluation Date”). During the fiscal year February 28, 2006, the Company attempted to establish disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. As the Company has not hired a full time internal accountant, the Company has concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act was available within the time periods specified in the Securities and
Exchange Commission rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act was available within the time periods specified in the Securities and Exchange Commission rules and forms.
in our financial statements as of February 28, 2006, as previously noted above.

Material Weakness in Internal Control over Financial Reporting

(c) Material Weakness in Internal Control over Financial Reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has concluded that as of February 28, 2006, the Company did not maintain effective controls over the preparation, review, presentation and disclosure of amounts included in our Consolidated Balance Sheet, consolidated Statements of Operations and Consolidated Statement of Cash Flows and the related footnotes. Specifically the company did not timely reconcile various accounts including inventory, fixed assets and other accounts, and were required to make adjustments during the audit process. In addition, the company was not applying appropriate accounting principles with respect to impaired assets and was required to make adjustments during the audit process for both valuation and presentation. As a result the company was not able to timely report its regulatory filings. These control deficiencies could result in a misstatement of the Company’s accounts that would result in a material misstatement to the Company’s presentation and disclosure that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constitute a material weakness.

(d) Remediation Plan. The remediation plan the Company has implemented provides for enhanced procedures which include improved training and review processes to ensure proper preparation, review, presentation, and disclosure of amounts included in its balance sheet, operations statement and statement of cash flows. Accordingly, management believes it has improved the design and effectiveness of its internal control over financial reporting; however, not all of the newly designed controls have operated for a sufficient period of time to demonstrate operating effectiveness. Therefore, management will continue to monitor and assess these control procedures to ascertain if the material weakness discussed above has been remediated. To fully implement these control procedures, the Company is currently in the process of locating an internal accountant.
.
(e) Changes in Internal Controls over Financial Reporting. During the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to material affect our internal controls over financial reporting.

PART III

ITEM 9. Directors, Executive officers, Promoters and Control Persons; Compliance with Section 16 (A) of the Exchange Act

Our Directors and Executive Officers, their ages and positions held in the Company as of February 28, 2006 are as follows:

NAME	AGE	POSITION HELD

Carl Palmer	72	President, Chief Executive Officer and Director
Richard Parsons	71	Executive Vice President, Secretary and Director
James Place	67	Chief Operating Officer, Treasurer and Director

Our directors have served and will serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. The officers serve at the discretion of our directors.

Biographies of Our Executive Officers and Directors

Carl Palmer. Mr. Palmer has been the President, CEO and a director of the Company since January 1998. He is the founder of our company, innovator of the complete line of Seychelle water filtration products and primary spokesperson worldwide. He is an internationally recognized expert in the field for over 35 years and pioneered the development of the reverse osmosis (RO) home and office pure water business in the US in the late 1970’s. That company, Aq-Ro-Matic, was later sold to Coca-Cola in 1973. He developed cellouse triacetate membrane, a breakthrough technological development in the industry and subsequently, created and sold pure water companies to Coca Cola Los Angeles as noted previously, AMF/Cuno in 1985 and Shaklee in 1989. Also, in the late 1980’s Mr. Palmer developed the Best Water reverse osmosis business for Shaklee and sold over $53 million in above-the-counter systems. Carl’s 30 years of direct sales experience has led to many significant business relationships, many of which continue today. He is the inventor of thirteen patented products related to water purification. Mr. Palmer received a Bachelors Degree from Whittier College.

Richard Parsons. Mr. Parsons has been Secretary, Executive Vice President and a director of the Company since November 2004. In March of2005, he assumed additional responsibilities for International sales activities in Asia, including China an India He has over 30 years experience in bottled water, reverse osmosis and water filtration with major companies such as Coca-Cola, Arrowhead, Shaklee, and Canadian Glacier. Mr. Parsons was a General Manager at Coca-Cola in 1974, a Vice President at Arrowhead from 1975 to 1985, a consultant with Shaklee in 1988, and Vice President of US Operations for Canadian Glacier from 1989 to 1990.

For the past five years, Mr. Parsons acted as a consultant, and then became chairman of The Beverage Group, Inc. in 2002. In November 2004, he joined Seychelle as Executive Vice President. Mr. Parsons ran his own successful consulting business in water and related beverages with clients such as General Foods, Coke-USA, The Beverage Group, Coke-Japan and Mitsubishi Industries for many years. He also has over 20 years experience in direct sales and multilevel marketing with companies such as Avon, Holiday Magic, Arrowhead and National Education. Mr. Parsons has a Bachelors Degree from Principia College.

James Place. Mr. Place has been Treasurer, CFO, COO and a director of our Company since November 2004. In March of 2005, he assumed additional responsibilities for Manufacuring, Operations and became the Chief Financial Officer (CFO). He has over 30 years experience in food, beverages and bottled water. While at Arrowhead, he took the liter still and sparkling business from $10 to $75 million in 5 years. Mr. Place also had extensive marketing, new product development and operating experience with Fortune 100 companies such as Carnation, Kerr Glass and Hunt-Wesson. Mr. Place was Vice President and General Manager of the Grocery Products Division at Arrowhead from 1981 to 1988, a Vice President of Sales/Marketing - New Products at Kerr Glass from 1988 to 1990, Manager, New Products at Carnation from 1979 to 1981 and Sales/Marketing Manager at Hunt-Wesson Foods from 1970 to 1976.

Mr. Place also has substantial experience in business development, Mergers & Acquisitions and with the investment community. Mr. Place ran his own consulting business in consumer products including water and other beverages with small to medium sized companies from 1990 to 2004. This included working successfully with these companies on financing plans for both new products and expansion programs. Mr. Place has an MBA from Michigan State University and a Bachelors degree from Albion College.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended February 28, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics for Chief Executive Officer and Senior Financial Officers

On May 20, 2006, the Board of Directors of the Company adopted the Code of Ethics for Chief Executive Officer and Senior Financial Officers, which is included in Item 13 as an exhibit 99.

Indemnification of Directors and Officers.

Seychelle's Bylaws provide that it will indemnify its officers and directors to the full extent permitted by Nevada state law. Seychelle's bylaws likewise provide that Seychelle will indemnify and hold harmless its officers and directors for any liability including reasonable costs of defense arising out of any act or omission taken on behalf of Seychelle, to the full extent allowed by Nevada law, if the officer or director acted in good faith and in a manner the officer or director reasonably believed to be in, or not opposed to, the best interests of the corporation.

In so far as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

ITEM 9B. Other Information

None.

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

Summary Compensation Table

Annual Compensation				Long Term Compensation
----------------------------------				---------------------------------------
Awards				Payouts
----------------------------------				---------------------------------------
					Restricted	All
Name and		Salary	Annual	Other Stock	LTIP	Other
Principal/ Positions	Fiscal Year Ending	Compensation ($) (2)	Bonus ($)	Compensation ($)(1)(3)	Award(s)	Securities
Carl Palmer	2006	$10,000 (2)
President & CEO	2005	$10,000 (2)
Director	2004	$10,000 (2)

Richard Parsons	2006	$0		$44,203(3)(5)(7)		$77,595(4)(6)
Executive VP*	2005	$0		$9,400(3)		$11,908(4)
Director (1)	2004	$0

James Place	2006	$0		$9,400(3)		$70,0944,584(4)(6)
COO*	2005			$9,400(3)		$4,584(4)
Director (1)	2004			--

(1)	Elected to Board of Directors during November 2004
(2) Effective December 1, 2001, the Company entered into an employment agreement with the President of the Company. The President of the Company has decided not accept his salary until the Company becomes profitable.

(3) During November 2004, Messrs. Parsons and Place were granted 240,000 shares of restricted common stock valued at $.03 per share and are distributed over three years beginning December 1, 2004, 2005 and 2006. The fair market value of the restricted shares was estimated to be $225,600 and the Company is amortizing this value over the three-year term of the consulting agreements.
(4) In November 2004 Mr. Parsons and Mr. Place joined the Company as Executive Vice President and Chief Operating Officer respectively. In March 2005 Mr. Parsons assumed additional responsibilities for International sales activities in Asia including China and India; and Mr. Place assumed additional responsibilities for Manufacturing, Operations and became acting Chief Financial Officer.
(5) During March 2005, Messrs. Parsons and Place were granted warrants to purchase   500,000 shares of restricted common stock at $0.225 per share and are distributed over  the same three years and are exercisable from December 1, 2004 until December 1, 2008.  The fair value of the warrants was estimated to be $55,300 and the Company is  amortizing this value over the three-year term of the consulting agreements.
(6) During March 2005, Mr. Parsons was granted 316,312 shares of restricted common stock valued at $0.03 per share and are distributed in equal installments commencing on December 1, 2004, 2005 and 2006. The fair market value of the restricted shares was estimated to be $79,100 and the Company is amortizing the estimated value over the three-year term of the consulting agreement.
(7) During July 2005, the Company expanded the consulting agreements with Messrs.   Parsons and Place to provide management-consulting services for the Company. As  further consideration for services to be rendered, the consultants were granted 500,000  warrants redeemable on restricted shares of the Company’s stock at $.225 per share. The  warrants are exercisable any time after December 1, 2006 and expire December 1, 2008.  As the warrants provide for the purchase of common stock at below the Company’s  market price on the date of grant, the Company recorded unearned compensation relating  to these warrants of $30,000. The Company is amortizing the estimated fair market value  of the unearned compensation over the period from the date of grant through December  1, 2006.
(8) During January 2006, the Company issued Mr. Parsons 37,500 shares of common shares   for services rendered. As the common stock was issued at below the Company’s market  price at date of grant ($nil cost per share), the Company recorded consulting expense  relating to the estimated value of these shares of $8,437.

The Board of Directors as a whole acts as a compensation committee. We have no retirement, pension, sharing, stock option, insurance or other similar programs.

We do not pay members of our Board of Directors any fees for attendance or similar remuneration, but reimburse them for any out-of- pocket expenses incurred by them in connection with their activities.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

The following sets forth the number of shares of our $0.001 par value Common Stock beneficially owned, including instruments stock warrants, etc. that are issuable within sixty days from the filing of this document, by (i) each person who, as of November 30, 2005, was known by us to own beneficially more than five percent (5%) of our Common Stock; (ii) our individual directors and (iii) our officers and directors as a group. As of February 28, 2006 there were a total of24,715,010 shares of Common Stock issued and outstanding.

NAME AND ADDRESS	AMOUNT AND NATURE OF	PERCENT OF
OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP (1)(2)(4)	CLASS

The TAM Irrevocable Trust	10,216,030 (3)	41.3%
4012 S. Rainbow #K111
Las Vegas, NV 80103-2012

Shawn Lampman	4,000,000	16.2%
2345 Calico Creek
Las Vegas, NV 89135

FTS Worldwide Corp.	1,320,009	5.3%
24 Route De Malagnou
1208 Geneva Switzerland

Carl Palmer	-0-	-0-
251 Jeanell Dr., Ste 3
Carson City, NV 89703

Richard Parsons	687,263	2.8%
251 Jeanell Dr., Ste 3
Carson City, NV 89703

James Place	205,000	0.8%
251 Jeanell Dr., Ste 3
Carson City, NV 89703

All officers and directors	892,263	3.6%
As a Group (three persons)

(1) All ownership is beneficial and of record, unless indicated otherwise.

(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3) The TAM Irrevocable Trust is an irrevocable trust for the benefit of certain family members of Mr. Carl Palmer. Mr. Palmer disclaims any beneficial ownership or interest in this Trust. Cari Beck, his daughter, is the Trustee of the Trust and has total beneficiary rights and direction as the Trustee. The Trust is held in her name (50%) as well as that of Lindsay Helvey (25%) and Casey Helvey (25%), both granddaughters.

(4)	There are no other financial instruments, including stock warrants, etc. that are issuable within sixty days from the filing of this document.

(5) All three officers spend 100% of their time managing the affairs of the Company.

ITEM 12. Certain Relationships and Related Transactions

Effective December 1, 2001, the Company entered into an employment agreement with Carl Palmer, the President of the Company. The agreement is for five years and provides for a salary of $10,000 per year plus one percent of the net after tax profits of the Company. The agreement shall be automatically renew for successive one-year terms unless the Company or employee provides written notice of non-renewal.

During November 2004, the Company entered into consulting agreements with Messrs. Parsons and Place to provide management consulting services for the Company. As consideration for services to be rendered, the Messrs. Parsons and Place received 480,000 restricted shares of the Company’s common stock at $0.03 per share (below market) with agreements attached as an exhibit hereto. The common shares are to be distributed in equal installments commencing on December 1, 2004, 2005 and 2006. The fair market value of the restricted shares earned during the period ending November 30, 2004 was estimated at $225,600 and recorded to unearned compensation. The Company is amortizing the estimated fair market value of the unearned compensation over the three-year term of the consulting agreement. The Company has recorded amortization of approximately $75,000 and $18,8000 for the fiscal year ending February 28, 2006 and 2005 respectively.

During December 2004, all Series AAA at 12% Cumulative Convertible Preferred Shares were converted into 4,500,000 shares of restricted common stock issued to the Tam Irrevocable Trust. In addition, all dividends accrued and unpaid on the AAA Preferred were waived.

As the February 28, 2006 and 2005, the Company had received advances of $363,150 and$448,200 and $504,800 from the TAM Irrevocable Trust in which Cari Beck, is a trustee as well as a daughter of Carl Palmer an officer and Board member. These advances bear interest at 10 percent. As of February 28, 2006, $100,000 of these advances are not repayable until after March 1, 2006.

As of February 28, 2006 and 2005, accrued interest on these advances was approximately $169,300 and $134,500, respectively, and is included in accrued interest due to related parties in the accompanying consolidated balance sheet.

During December 2004, the Company granted the TAM Irrevocable Trust restricted common stock of 1,266,667 shares, effective March 1, 2002, for interest on prior advances of funds. The restricted common shares are to be distributed during the first quarter of the fiscal year ending February 28, 2006. The fair market value of the restricted shares was estimated at $228,000. The Company is amortizing the estimated fair market value of the interest over the three-year term commencing March 1, 2002 (or $76,000 per year). During April, 2005,the company settled this liability through the issuance of common stock to the company’s primary investor.

As of February 28, 206 and 2005, accrued interest on these advances was approximately $228,000 and $0, respectively, and is included in accrued interest due to related parties in the accompanying consolidated balance sheet.

On March 29, 2005, the Company expanded the consulting agreement with Mr. Parsons to provide management-consulting services for the Company with agreements attached as an exhibit hereto. As consideration for services to be rendered, the consultant received 316,312 restricted shares of the Company’s common stock at $0.03 per share (below market). The common shares are to be distributed in equal installments commencing on December 1, 2004, 2005 and 2006. The fair market value of the restricted share earned during the period ending November 30, 2004 was estimated at $79,100 and recorded to unearned compensation. The Company is amortizing the estimated fair market value of the unearned compensation over the three-year term of the consulting agreement. The Company has recorded amortization of approximately $18,400 and $6,100 for the fiscal year ending February 28, 2006 and 2005, respectively. 78
On March 29, 2005, the Company expanded the consulting agreements with Messrs. Parsons and Place to provide management consulting services for the Company with agreements attached as an exhibit hereto. As further consideration for services to be rendered, the consultants were granted 1,000,000 warrants redeemable on restricted shares of the Company’s stock at $.225 per share. The warrants are distributed in equal installments commencing on December 1, 2004, 2005 and 2006 and are exercisable through December 1, 2008. The fair market value of the warrants earned during the period ending November 30, 2004 was estimated at $55,300 and recorded to unearned compensation. The Company is amortizing the estimated fair market value of the unearned compensation over the three-year term of the consulting agreement. The Company has recorded amortization of approximately $18,400 and $6,100 for the fiscal year ending February 28, 2006 and 2005, respectively.

On March 29, 2005, the Company granted the TAM Trust 500,000 warrants redeemable on restricted shares of the Company’s stock at $.225 per share for additional interest charged to the Company for previous unpaid notes and continued financial support. The warrants are distributed in equal installments commencing on December 1, 2004, 2005 and 2006 but are exercisable through December 1, 2008. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned interest relating to the estimated value of these warrants of $27,200. The Company is amortizing the estimated fair market value of the unearned interest over a three-year term. The Company has recorded amortization of approximately $9,100 and $3,000 for the fiscal year ending February 28, 2006 and 2005, respectively.

On July 27, 2005, the Company granted the TAM Trust 2,000,000 warrants redeemable on restricted shares of the Company’s stock at $.225 per share. The warrants are exercisable any time after December 1, 2006 and expire December 1, 2008. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned interest relating to the estimated value of these warrants of $120,000. The Company is amortizing the estimated fair market value of the unearned interest over the period from date of grant through December 1, 2006. The Company has recorded interest expense of approximately $46,700 for the fiscal year ending February 28, 2006.

On July 27, 2005, the Company expanded the consulting agreements with Messrs. Parsons and Place to provide management consulting services for the Company with agreements attached as an exhibit hereto. As further consideration for services to be rendered, the consultants were granted 500,000 warrants redeemable on restricted shares of the Company’s stock at $.225 per share. The warrants are exercisable any time after December 1, 2006 and expire December 1, 2008. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned compensation relating to the estimated value of these warrants of $30,000. The Company is amortizing the estimated fair market value of the unearned compensation over the period from date of grant through December 1, 2006. The Company has recorded consulting fees of approximately $11,700 for the fiscal year ending February 28, 2006.

On January 23, 2006, the Company issued to the TAM Trust 37,500 common shares for continued financial support. As the common stock was issued at below the Company’s market price at the date of grant ($nil cost per share), the Company recorded interest expense relating to the estimated value of these shares of $8,437.

On January 23, 2006, the Company issued to the Messr. Parsons 37,500 common shares for services rendered. As the common stock was issued at below the Company’s market price at the date of grant ($nil cost per share), the Company recorded compensation expense relating to the estimated value of these shares of $8,437. 79

ITEM 13. EXHIBITS, LIST

(a) Exhibits

Exhibit No.	Description
2A*	Plan of Exchange between Seychelle Environmental Technologies, Inc. and Seychelle Water Technologies, Inc. dated January 30, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3A*	Articles of Incorporation dated January 23, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3B*	Articles of Merger of Royal Net, Inc. into Seychelle Environmental Technologies, Inc as filed with Form 10-SB 12 G on February 8, 2000.

3C*	Amendment to Articles of Incorporation re: Series "A" Preferred Stock as of January 31, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3D*	Amendment to Articles of Incorporation re: Series "AA" Preferred Stock as of June 5, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3E*	Amendment to Articles of Incorporation re: Series "AAA" Preferred Stock as of February 18, 1999 as filed with Form 10-SB 12 G on February 8, 2000.

3F*	Bylaws as filed with Form 10-SB 12 G on February 8, 2000.

10A*	Purchase Agreement with Aqua Vision as filed with Form 10-SB 12 G on February 8, 2000.

10B*	Amended Purchase Agreement with Aqua Vision as filed with Form 10-SB 12 G on February 8, 2000.

10C*	2000 Stock Compensation Plan I, dated July 1, 2000 as filed with Registration Statement on Form S-8 on August 31, 2000.

10D*	2002 Stock Compensation Plan I, dated February 12, 2002 as filed with Registration Statement on Form S-8 on February 27, 2002.

10E*	Purchase Agreement with Aqua Gear as filed with Annual Report on Form 10-KSB on June 14, 2002.

10F*	Employment Contract with Carl Palmer as filed with Annual Report on Form 10-KSB on June 14, 2002.

10G*	Management Consulting Contract with Richard Parsons

10H*	Management Consulting Contract with James Place

10I**	Joint Venture Agreement with Huanghua Plastic Co. Ltd. dated September 1, 2005

10J**	ABMS Health Care Pvt. Ltd. Distribution Rights Agreement dated April 1, 2006

10K*	Confident, Inc. Exclusive Distribution Rights Agreement dated January 1, 2006

10L**	Continental Technologies. Inc., Purchase Agreement dated April 26, 2006

23**	Auditor’s Consent

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.1**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

99**	Code of Ethics for Chief Executive Officer and Senior Financial Officers

* Previously filed with the Securities and Exchange Commission as indicated and incorporated by reference herein
** Attached as an exhibit hereto

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees & Audit-Related Fees

During fiscal year ending February 29, 2004, there were no fees billed associated with the examination of financial statements.

During fiscal year ending February 28, 2005, there were no fees billed associated with the examination of financial statements.
During fiscal year ending February 28, 2006, there were no fees billed associated with the examination of financial statements.

2) Tax Fees

During fiscal year ending February 29, 2004, there were no fees billed associated with the preparation of tax filings.

During fiscal year ending February 28, 2005, there were no fees billed associated with the preparation of tax filings.

During fiscal year ending February 28, 2006, there were no fees billed associated with the preparation of tax filings.

3) All Other Fees

During fiscal year ending February 29, 2004, there were no other fees billed by the Company’s principal accountant for services.

During fiscal year ending February 28, 2005, there were no other fees billed by the Company’s principal accountant for services.

During fiscal year ending February 28, 2006, there were no other fees billed by the Company’s principal accountant for services.

Audit committee’s pre-approval policies and procedures

Curently the full Board of Direcors acts s n audit commite.

Percentage of hours expended

The amount of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was less than 50%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seychelle Environemental Technologies, Inc.

By: /s/ Carl Palmer
     Carl Palmer
     Director, Chief Executive Officer and
     President

Date: June 13, 2006

By: /s/ Jim Place
     Jim Place
     Director and Chief Financial Officer
                and Chieef Operating Officer
Date: June 13, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl Palmer  Director,
 Chief Executive Officer and President
June 13, 2006

/s/ Jim Place
Director and Chief Financial Officer and Chief Operating Officer
June 13, 2006