Form 10KSB/A
period 2006-02-28
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2006-07-17
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ending February 28, 2006

Commission File No. 0-29373

Seychelle Environmental Technologies, Inc.

(Exact Name of registrant as specified in its charter)

Nevada	IRS# 33-6159915
(State or other jurisdiction	(IRS Employer File Number)
Of incorporation)

33012 Calle Perfecto
San Juan Capistrano, California	92675
(Address of principal executive offices)	(zip code)

(949) 234-1999
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 per share par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: _X_ No: ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

As of February 28, 2006, there were 24,715,010 shares of common stock, par value $0.001, issued and outstanding.

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

In 2001, the World Bank placed the value the world water market at close to $ 1 trillion annually. Bottled water, according to Water Facts, has emerged as the second largest commercial beverage category by volume in the US. However, Seychelle products compete in a more limited market: the portable and home filtration products segments.

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

Seychelle filters have been tested by independent and government laboratories throughout the world and are approved for sale and distribution in the following countries: United States, Mexico, United Kingdom, Korea, Malaysia Indonesia, Japan, China, Vietnam, New Zeeland, Australia, Brazil, Venzuela, Argentina, South Africa, and Pakistan. In the United States, Seychelle filters have been certified by California and Florida approved independent laboratories implementing Environmental Protection Agency, American Natural Standards Institute, and National Sanitation Foundation protocol, procedures, standards and methodology. Importantly, we offer a test pack for potential customers that includes the test results from selected countries. In addition, results from the United States, United Kingdom and South Africa are displayed on our Website: www.seychelle.com.

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

Home Products

Seychelle technology has developed products for above the counter, below the counter, and to filter the whole house. Installation is easy, and unlike reverse osmosis (RO), only a low pounds per square inch (PSI) input line is needed. No water is wasted in the filtration process. Seychelle also makes a variety of shower filters.

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

We signed a License Agreement with Aqua Gear USA on June 6, 2002 for a product known as the "Hand Held Pump Technology." We licensed all proprietary rights associated with this technology. We will pay a 2% royalty on our gross income derived from the license for the technology during the term of the license, which is a patent for a pressure system. The License Agreement is for an initial term of five years, with five successive five-year renewals. This offers us an additional proprietary product in the portable filtration industry. We believe that this purchase compliments our current product line. As of the date of this filing, this technology has resulted in a product called Pump N’ Pure which allows the user to draw filtered water from virtually any container or location. The Company continues to believe that the product will be viable in developing countries as an emergency preparedness product, and for families where cost is a prime consideration.

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

Sales Channels

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

Seychelle is an emerging company with negligible share of the world’s pure water market. Our products sell in a niche category of the market - portable filtration bottles that use Ionic Adsorption Micron Filtration technology, which remove many organic and inorganic contaminants that simple activated carbon filters cannot. Most activated carbon filters on the market only remove Chlorine, sediment and dirt thus improving taste and odor as well as a handful of other contaminants such as Lead, Mercury, Zinc and Copper. There are other small companies in the field with no one company having a majority share.

Seychelle sells its products in two ways. First, it sells its own brand to individuals, dealers, distributors, multilevel marketing companies and missionaries on a direct basis, and through our Internet Web Site. Second, the company offers its products to the same customers as a Private Label supplier. In some instances, we may supply only filters for their bottles or hydration backpacks as opposed to completed products

Currently, the majority of our sales are to customers in the US. However, with Distribution Agreements for China and India, overseas sales could increase in the future as developing countries have a greater need for safe drinking water than industrialized nations.

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

Dependence on One or a Few Customers and Backlog

As of February 28, 2006, the Company has expanded its customer base through entering into various marketing and distribution agreements. As of February 28, 2006, three customers (Wellness Enterprises, BK Pakistan and Confident, Inc.) account for greater than 10 percent of total sales. Management believes that if the targeted revenues are not achieved within their current marketing and distribution agreements, the revenues can be replaced through the sale of filters and related products to other direct marketing companies. However, there can no assurance that such this will occur which could result in an adverse effect on the Company’s financial condition or results of operations in the future.

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

Employees

As of February 28, 2006, we had a President and two executive consultants managing the company with two (2) administrative consultants supporting that effort. In production, operations and warehousing we had one (1) full-time employee and four (4) independent contractors working to fill all sales orders.

Risk Factors Related to Our Business

THE OWNERSHIP AND INVESTMENT IN OUR SECURITIES INVOLVES SUBSTANTIAL RISKS. OUR COMMON SHARES SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THESE RISKS RELATING TO OUR COMPANY.

Lack of History. Our Company was formed on January 23, 1998 and acquired the operations of a company that had been in existence since 1995. Since beginning operations, we initially sold water filtration products to a number of customers then during March 2001 entered into a sales marketing agreement with Nikken Global, Inc. and Kenko World, two affiliated multi-level marketing companies (collectively “Nikken”). This agreement allowed Nikken, the exclusive rights to distribute our products and technology for a period of ten years, commencing March 1, 2001. During the period of the agreement, the Company continued to promote its products and technologies to non-profit organizations, such as the Red Cross, the U.S. and international militaries, missionaries, charitable and fund-raising groups and other philanthropic organizations, which do not sell to distributors or resell to customers. During the fiscal year ending February 28, 2002, the Company decided to terminate its agreement with Nikken. The Company has continued to expand its product lines, since the Nikken business ended, but have not generated enough revenue to support operations. This has required us to seek both investor capital and financing to buy the time required by new management to reverse the downward trend. Recent sales activity for the fiscal year ending February 28, 2006 has expanded suggesting a positive change in direction with the new management. Still, we have limited financial results upon which you may judge our potential. The company is not engaged in enough consistent business activity over a sustained period of time to be said to have a successful operating history. We have experienced in the past and may experience in the future under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business. These include:

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

Limited Profitability. To date, we have incurred significant losses. As of February 28, 2006, our revenue was $751,844 versus $341,106 in the prior fiscal year ending February 28, 2005. This increase was due primarily to sales with three customers. Net Losses as of February 28, 2006 of $932,456 were greater than in the prior year ending February 28, 2005 of $250,423 due to $274K in accounting and legal fees to assist in the audit and preparation of the Form 10 and other SEC filings, $272K in financing costs with TAM the primary lender, the amortization of $201K in officer stock compensation who received no salaries, the Company’s inventory reserve adjustment of $79K for the countertop product and an impairment charge of $104K for the discontinuance of the Enviro(3)Care technology were the primary reasons for the result.. Going forward the company has a policy of not projecting sales and profits due to:

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

ITEM 2. Description of Properties.

As of February 28, 2006, our business office was located at 33012 Calle Perfecto, San Juan Capistrano, CA 92675. Our telephone number at this address is 949-234-1999. We pay a total of $7,200 in rent per month for approximately 7,200 square feet of office, operations and warehousing. We have a lease with an unaffiliated third party, which expires February 2008.

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

Recent Sales of Unregistered Securities

During the fiscal year ending February 29, 2004, the Company issued two (2) employees an aggregate total of 120,000 shares for compensation for an approximate value of $15,600.

Date Issued	Issue to	Service Performed	Common Shares	Stock Estimated value

February10 2004	M. Rae	Compensation	100,000	$13,000
February10 2004	J. Sierra	Compensation	20,000	$ 2,600

During the fiscal year ending February 29, 2004, the Company issued T. Lambert, a consultant, 250,000 shares for design and engineering services for an approximate value of $32,500.
During the fiscal year ending February 29, 2004, the Company settled approximately $13,500 of its accrued legal expenses with David Wagner & Associates as of February 28, 2003 through the issuance of 15,000 shares of common stock.

During the fiscal year ending February 28, 2005, the Company issued three (3) employees an aggregate total of 70,000 shares for compensation for an approximate value of $21,350..

Date Issued	Issue to	Service Performed	Common Shares	Stock Estimated value

February 16, 2005	M. Rae	Compensation	50,000	$17,500
January 17, 2005	J. Sierra	Compensation	10,000	$ 2,000
January 17, 2005	A. Villafuerte	Compensation	10,000	$ 1,850

During the fiscal year ending February 28, 2005, the Company issued three (3) consultants an aggregate total of 125,000 shares for services provided for an approximate value of $9,600.

Date Issued	Issue to	Service Performed	Common Shares	Stock Estimated value

February 28, 2002	D. Wagner	Legal services	100,000	$ 5,000
January 17, 2005	H. Mathews	Consultant	15,000	$ 2,775
January 17, 2005	Li Yang	Consultant	10,000	$ 1,850

During the fiscal year ending February 28, 2005, the Company issued to fourteen (14) individual investors an aggregate of 541,166 shares for cash for an approximate total value of $91,100.

Date Issued	Issue to	Common Shares	Stock Estimated value
March 3, 2004	N. Carreon	12,500	$ 1,000
March 19, 2004	R. Chadderdon	100,000	$ 10,000
January 17, 2005	J. Place	55,000	$ 11,000
January 17, 2005	D. Parsons	55,000	$ 11,000
January 17, 2005	V. Parsons	20,000	$ 4,000
January 17, 2005	R. Sierra	50,000	$ 11,000
January 17, 2005	S. Weston	15,000	$ 3,000
January 17, 2005	M. Ward	15,000	$ 6,000
February 16, 2005	R. Haugh	1,666	$ 500
February 16, 2005	HC Consulting	50,000	$ 7,500
February 16, 2005	S. Croner	50,000	$ 7,500
February 22, 2006	J. McGonigle	100,000	$15,000
February 21, 2005	C. Fiege	5,000	$ 1,500
February 16, 2005	H. Bassett	7,000	$ 2,100

During the fiscal year ending February 28, 2005, the Company issued two (2) debt holders an aggregate of 55,000 shares with an approximate total value of $42,600.

Date Issued	Issue to	Service Performed	Common Shares	Stock Estimated value
January 17, 2005	Wong Johnson & Associates, APC.	Debt settlement	50,000	$ 40,500
March 26, 2004	M. Bennett	Debt settlement	5,000	$ 2,100

During the fiscal year ending February 28, 2005, the Company issued 84,000 shares to settle a claim with an approximate total value of $29,400.

During March 2005, the Company settled approximately $6,000 of its accrued accounting expenses with Wong Johnson & Associates, APC as of February 28, 2005 through the issuance of 17,500 shares of common stock.

During March 2005, T. Lambert, a consultant, surrendered to the Company 250,000 of common stock, valued at $32,500, due to failure to perform contractual obligations.

During December 2004, the Company granted the TAM Irrevocable Trust restricted common stock of 1,266,667 shares, effective March 1, 2002, for additional interest.

During April 2005, the Company settled approximately $228,000 of its accrued interest due to related parties as of February 28, 2005, through the issuance of such shares of common stock.

During the three-month period ending May 31, 2005, the Company issued to twenty-one (21) individual investors an aggregate of 2,150,000 common shares for cash for an approximate total value of $535,000.

Date Issued	Issue to	Common Shares	Stock Estimated value
April 13, 2005	S. Sparks	5,000	$ 1,500
April 13, 2005	F. Duesler	20,000	$ 6,000
April 13, 2005	S. Lampman	2,000,000	$450,000
April 19, 2005	R. Kelly	7,500	$ 1,500
April 13, 2005	C. Blevins	200,000	$ 50,000
April 19, 2005	J. Rodriguez	5,000	$ 1,000
May 11, 2005	G. Bailard Trust	20,000	$ 5,000
May 11, 2005	K.Kahoolyzadeh	6,000	$ 1,800
May 11, 2005	Hakimipour	1,333	$ 400
May 11, 2005	K.Kahoolyzadeh	4,000	$ 1,200
May 11, 2005	M. Kohan	1,000	$ 300
May 11, 2006	C. Kackert	23,333	$ 7,000
May 1, 2005	B. Kackert	3,333	$ 1,000
May 11, 2005	J. Kackert	3,333	$ 1,000
May 11, 2005	Ch. Kackert	3,333	$ 1,000
May 11, 2005	A. Gomez	10,000	$ 3,000
May 11, 2005	S. White	3,333	$ 1,000
May 11, 2005	L. Inque	3,333	$ 1,000
May 11, 2005	J. Kearny	20,000	$ 20
May 16, 2005	W. Wright	10,000	$ 10
May 24, 2005	B. McDonagh	6,060	$ 2,000

During the three-month period ending May 31, 2005, the Company issued 154,700 in restricted shares, estimated value $47,400, for accounting services provided by Wong Johnson & Associates, APC. in connection with the preparation of Form 10 and other filings.

During the period ending July 31 2005, the Company repurchased approximately 100,000 common shares, at prices ranging from $0.15 to $0.17, from F. Duarte, former owner of Enviro(3)Care, for an approximate total value of $22,800.

During the three-month period ending August 31, 2005, the Company issued two (2) employees an aggregate of 30,000 shares for compensation for an approximate value of $9,000.

Date Issued	Issue to	Service Performed	Common Shares	Stock Estimated value

July 29, 2005	V. Parsons	Compensation	15,000	$ 4,500
July 29, 2005	C. Garcia	Compensation	15,000	$ 4,500

During the three-month period ending August 31, 2005, the Company issued seven (7) consultants an aggregate total of 83,500 shares for services provided for an approximate value of $22,300.

Date Issued	Issue to	Service Performed	Common Shares	Stock Estimated value

June 6, 2005	J. Sierra	China interface	20,000	$ 4,800
July 22, 2005	C Garcia	Administration	5,000	$ 1,200
July 29, 2005	V. Parsons	Accounting services	5,000	$ 1,200
August 9, 2005	J. Kearny	Consultant	20,000	$ 4,500
August 17, 2005	W. Qing	Consultant	5,000	$ 1,200
June 27, 2005	K. Lee	Design and engineering services	21,000	$ 6,200
August 8, 2005	K. Lee	Design and engineering services	7,500	$ 3,200

During the three-month period ending August 31, 2005, the Company issued to twelve (12) individual investors an aggregate of 2,098,334 common shares for cash for an approximate total value of $478,000.

Date Issued	Issue to	Common Shares	Stock Estimated value

June 8, 2005	W. Wright	15,000	$ 3,750
June 8, 2005	W. Wright	15,000	$ 3,750
August 8, 2005	S. Lampman	2,000,000	$450,000
August 8, 2005	J. Zurcher Trust	30,000	$ 10,000
August 8, 2005	C. Fiege	5,000	$ 1,500
August 18, 2005	S. Gahl	1,667	$ 500
August 18, 2005	L. Soares	1,667	$ 500
August 22, 2005	W. Wright	5,000	$ 1,000
August 22, 2005	W. Wright	5,000	$ 1,000
August 24, 2005	Nickerson Trust	10,000	$ 3,000
May 16, 2005	W.Wright	5,000	$ 1,500
May 16, 2005	W.Wright	5,000	$ 1,5005

During the three-month period ending August 31, 2005, the Company issued 130,909 in restricted shares, estimated value $68,500, for accounting services provided by Wong Johnson & Associates, APC. in connection with Form 10 and other SEC filings.

During the three-month period ending November 30, 2005, the Company issued K. Lee 10,800 shares for additional design and engineering services provided for an approximate value of $3,000.

During the three-month period ending November 30, 2005, the Company issued 10,157 in restricted shares, estimated value $3,500, for accounting services provided by Wong Johnson & Associates, APC in connection with various SEC filings.

During January 2006, the Company issued to D. Parsons, one of its officers, 37,500 common shares, estimated value of $8,400, for services rendered.

During January 2006, the Company issued to the TAM Trust, its primary lender, 37,500 common shares, estimated value of $8,400, for continued financial support.

In each if these issuances, the Company relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. The Company made these offerings based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree in each issuance; (3) the offerees did not resell the stock but continue to hold it until the present; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

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

Results of Operations

Fiscal year ending February 28, 2006 compared to the corresponding period in 2005.

Selected Financial Data	2005	2006	Year Over Year Change	%

Sales	$341,106	$751,844	$410,738	120
Cost of sales	$155,113	$430,134	$275,021	177
Gross profit	$185,993	$321,710	$135,717	73
General & administrative expenses	$272,762	$591,557	$318,795	178
Consulting fees to related parties	$ 35,292	$201,293	$166,001	127
Interest expense to related parties	$124,629	$272,653	$148,024	119
Net cash used in operating activities	($64,262)	($205,072)	$140,810	123
Net cash used in investing activities	($12,434)	($117,251)	$104,817	779
Net cash provided financing activities	$ 31,710	$934,110	$902,400	2845

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

General & administrative expenses. In the fiscal year ending February 28, 2006, general and administrative expenses were $591,557 compared to the same period in the prior year of $272,762. This increase in general and administrative expenses was primarily due to the following - (1) $270K increase in legal and accounting fees as the Company incurred such costs to catch up on SEC filings; (2) $15K increase in consulting expense as the Company engaged an outside consultant to maintain its accounting records, as well as, engaged various individuals to perform design and engineering procedures: (3) $27K increase in salaries and related employee benefits for administrative assistant hired June 2005; and (4) and $5K increase in depreciation expense as the Company has purchased $136K in new equipment or tooling during the past twelve months.

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

Net loss. Even though profits for the year ending February 28, 2006 were negative by $932K, $274K in accounting and legal fees to assist in the audit and preparation of the Form 10 and other SEC filings, in addition to, $272K in financing costs with TAM the primary lender, the amortization of $201K in officer stock compensation who received no salaries, the Company’s inventory reserve adjustment of $79K for the countertop product and an impairment charge of $104K for the discontinue of the Enviro(3)Care technology were the primary reasons for the result.

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

Net cash used in investing activities. Net cash used in investing activities for the fiscal year ending February 28, 2006 were $104,817 compared to the same period in the prior year of $12,434. The 2006 increase in cash used by investment activities was primarily due to the purchase of $135K in equipment and tooling.

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

Fiscal year ending February 28, 2005 compared to the corresponding period in 2004.

Selected Financial Data	2004	2005	Year Over Year Change	%

Sales	$468,420	$341,106	($127,314)	(27)
Cost of sales	$307,175	$155,113	($152,062)	(50)
Gross profit	$161,245	$185,993	$ 24,748	15
General & administrative expenses	$239,897	$272,762	$ 30,865	14
Consulting fees to related parties	$ -0-	$ 35,292	$ 35,292	-
Interest expense to related parties	$117,584	$124,629	$ 7,045	6
Net cash used in operating activities	($36,643)	($64,262)	$ 27,619	74
Net cash used in investing activities	($15,956)	($12,434)	($ 3,522)	(22)
Net cash provided financing activities	$115,670	$ 31,710	($ 83,960)	(73)

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

Payments Due by Period

Convertible
		Less than			More than	to common
	Total	1 year	2 years	3 years	3 years	stock

Accrued liabilities	$ 262,106	$ 70,556				$ 191,550
Line of credit	50,000	50,000

Accrued interest due to related party	169,315				169,315
Notes payable to related parties	363,150				363,150

	844,571	120,556			532,465	191,550

Other (1)	146,016	71,712	74,304

Total contractual obligations (2)	$ 990,587	$ 192,268	$ 74,304	$ -	$ 532,465	$ 191,550

(1) Other commitments comprised of operating lease agreement with Turner San Juan LLC through February 2008

(2) Comprised of the following:

Liabilities recorded on the balance sheet			$844,571
Commitments not recorded on the balance sheet			146,016

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

In the fiscal year ending February 28, 2006, sales were $751,844 compared to the same period in the prior year with sales of $341,106. Therefore, sales for the fiscal year ending February 28, 2006 have more than doubled sales from the fiscal year ending February 28, 2005. Consequently, the business is improving with both new and current (international and domestic) customers purchasing product. As previously noted, gross profit margins have decreased slightly due to the Company recorded an inventory reserve for its countertop product combined with higher outside assembly labor and raw material costs. Additionally, patent expirations in 2016 and 2017 should have no impact on sales as the proprietary information is held as trade secrets by the Company.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seychelle Environmental Technologies, Inc. as of February 28, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/WINDES & McCLAUGHRY ACCOUNTANCY CORPORATION

Windes & McClaughry Accountancy Corporation

April 12, 2006

18201 Von Karman Ave. Suite 1060, Irvine, CA 92612

Tele: (949) 271-2600  Fax: (949) 660-5681

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET
FEBRUARY 28, 2006 AND 2005

	2006	2005
ASSETS

CURRENT ASSETS
Cash	$ 635,569	$ 23,782
Trade receivables, net of allowance for doubtful accounts of $-0- and $2,047
as of February 28, 2006 and 2005, respectively	33,602	20,047
Inventories, net	391,641	313,754
Prepaid expenses	45,261	-

Total current assets	1,106,073	357,583

PROPERTY AND EQUIPMENT, NET	157,671	99,826

INTANGIBLE ASSETS, NET	17,664	121,567

OTHER ASSETS	6,742	14,670

Total non-current assets	182,077	236,063

TOTAL ASSETS	$ 1,288,150	$ 593,646

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET (CONTINUED)
FEBRUARY 28, 2006 AND 2005

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	2006	2005

CURRENT LIABILITIES
Accounts payable	$ 61,010	$ 24,747
Accrued expenses	262,106	188,900
Line of credit	50,000	-
Accrued interest due to related parties	169,315	362,518
Current portion of notes payable to related parties	-	100,000
Customer deposits	29,048	25,911
Income taxes payable	6,400	8,397

Total current liabilities	577,879	710,473

NOTES PAYABLE TO RELATED PARTIES, less current portion	363,150	348,150

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, none authorized, issued or outstanding as
of February 28, 2006 and 2005, respectively	-	-
Common stock $.001 par value - 50,000,000 shares	22,458	16,665
authorized; 22,458,384 and 16,665,646 shares issued and
outstanding as of February 28, 2006 and 2005, respectively
Additional paid-in capital	5,392,553	4,340,086
Estimated value of warrants	448,000	-
Accumulated deficit	(4,957,934)	(4,025,478)
Unearned interest	(353,523)	(462,443)
Unearned compensation	(204,413)	(333,807)

Total stockholders' equity (deficit)	347,121	(464,977)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,288,150	$ 593,646

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For Fiscal Years Ending February 28, 2006 and 2005

	2006	2005
SALES	$ 751,844	$ 341,106

COST OF SALES	430,134	155,113

Gross profit	321,710	185,993

OPERATING EXPENSES
Selling	59,459	27,425
General and administrative	591,557	272,762
Consulting fees to related parties	201,293	35,292
Impairment of intellectual property	104,000	-

Total expenses	956,309	335,479

LOSS FROM OPERATIONS	(634,599)	(149,486)

OTHER INCOME (EXPENSES)
Interest expense due to related parties	(272,653)	(124,629)
Claim settlement	-	(31,360)
Write-off of accrual for product return liability	-	61,630
Gain (loss) on sale of vehicle / equipment	(30,000)	5,100
Miscellaneous income (expense)	6,396	(10,078)
Total other income (expense)	(296,257)	(99,337)

LOSS BEFORE PROVISION
FOR INCOME TAXES	(930,856)	(248,823)
PROVISION FOR INCOME TAXES	1,600	1,600
Net loss	$ (932,456)	$ (250,423)

BASIC AND DILUTED (LOSS) PER SHARE	$ (0.05)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES: BASIC AND DILUTED	17,969,317	11,936,767

See accompanying notes to consolidated financial statements.

. SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For Fiscal Years Ending February 28, 2006 and 2005
	Preferred	Preferred	Common	Common	Additional	Estimated	Unissued					Total
	Stock	Stock	Stock	Stock	Paid-in	Value of	stock	Accumulated	Unearned	Unearned	Finders	Stockholders
	Shares	Amount	Shares	Amount	Capital	Warrants	liability	Deficit	Interest	Compensation	Fees	Deficit
Balance, February 29, 2004	8,000	$80	10,513,480	$10,513	$3,213,469	-	$20,000	$(3,775,055)	-	-	-	$(530,993)

Issuance of common stock	-	-	200,000	200	19,800	-	(20,000)	-	-	-	-	-

Contributed executive services	-	-	-	-	10,000	-	-	-	-	-	-	10,000

Issuance of common stock for
compensation and services	-	-	125,000	125	9,500	-	-	-	-	-	-	9,625

Issuance of common stock
to employees	-	-	70,000	70	21,280	-	-	-	-	-	-	21,350

Issuance of common stock for
Cash	-	-	541,166	541	90,561	-	-	-	-	-	-	91,102

Issuance of common stock in
exchange for debt	-	-	55,000	55	42,307	-	-	-	-	-	-	42,362

Issuance of common stock
for technology	-	-	32,000	32	5,868	-	-	-	-	-	-	5,900

Issuance of common stock
for claim settlement	-	-	84,000	84	29,316	-	-	-	-	-	-	29,400

Conversion of preferred to
common stock	(8,000)	(80)	4,500,000	4,500	(4,420)	-	-	-	-	-	-	-

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For Fiscal Years Ending February 28, 2006 and 2005
	Preferred	Preferred	Common	Common	Additional	Estimated	Unissued					Total
	Stock	Stock	Stock	Stock	Paid-in	Value of	Stock	Accumulated	Unearned	Unearned	Finders	Stockholders
	Shares	Amount	Shares	Amount	Capital	Warrants	Liability	Deficit	Interest	Compensation	Fees	Deficit
Discount factor on common
stock issued to consultants
at below fair value	-	-	65,000	65	22,685	-	-	-	-	(7,583)	-	15,167

Discount factor on common
stock issued to officers
at below fair value	-	-	480,000	480	225,120	-	-	-	-	(206,800)	-	18,800

Beneficial conversion feature
on warrants issued to
officers at below fair value	-	-	-	-	55,275	-	-	-	-	(49,133)	-	6,142

Beneficial conversion feature
on warrants issued to note
holder at below fair value	-	-	-	-	27,225	-	-	-	(24,200)	-	-	3,025

Discount factor on common
stock issued to officers
at below fair value	-	-	-	-	79,100	-	-	-	-	(70,291)	-	8,809

Discount factor on common
stock issued to note
holder at below fair value	-	-	-	-	493,000	-	-	-	(438,243)	-	-	54,757

Net loss from fiscal year ending February 28, 2005	-	-	-	-	-		-	(250,423)		-	-	(250,423)
Balance, February 28, 2005	-	-	16,665,646	16,665	4,340,086	-	-	(4,025,478)	(462,443)	(333,807)	-	(464,977)
See accompanying notes to consolidated financial statements.

	Preferred	Preferred	Common	Common	Additional	Estimated	Unissued					Total
	Stock	Stock	Stock	Stock	Paid-in	Value of	Stock	Accumulated	Unearned	Unearned	Finders	Stockholders
	Shares	Amount	Shares	Amount	Capital	Warrants	Liability	Deficit	Interest	Compensation	Fees	Deficit

Contributed executive services	-	-	-	-	10,000	-	-	-	-	-	-	10,000

Issuance of shares for services rendered	-	-	64,300	64	20,085	-	-	-	-	-	-	20,149

Issuance of shares for compensation or services	-	-	30,000	30	7,170	-	-	-	-	-	-	7,200

Issuance of common stock for cash	-	-	2,474,225	2,474	564,282	-	-	-	-	-	-	566,756

Issuance of common shares with detachable stock warrants with conversion at below market value	-	-	2,000,000	2,000	-	448,000	-	-	-	-	-	450,000

Issuance of shares to settle accrued interest to primary shareholder	-	-	1,266,667	1,267	226,733	-	-	-	-	-	-	228,000

Issuance of shares to primary lender for continued financial support	-	-	37,500	38	8,400	-	-	-	-	-	-	8,438

Issuance of shares for settlement of debt	-	-	312,784	312	125,093	-	-	-	-	-	-	125,405

Issuance of shares to consultant for services performed	-	-	37,500	38	8,400	-	-	-	-	-	-	8,438

Payment of finders fees	-	-	-	-	-	-	-	-	-	-	(11,800)	(11,800)
Reclassification of finders fees to additional paid in capital	-	-	-	-	(11,800)	-	-	-	-	-	11,800	-
Surrender of shares due to failure to perform services	-	-	(250,000)	(250)	(32,250)	-	-	-	-	-	-	(32,500)

Repurchase of shares from investor	-	-	(210,238)	(210)	(32,636)	-	-	-	-	-	-	(32,846)

Beneficial conversion feature
on warrants issued to note holder
at below fair value	-	-	-	-	120,000	-	-	-	(120,000)	-	-	-

Discount factor on common stock / warrants issued to primary lender at below fair value	-	-	-	-	-	-	-	-	228,920	-	-	228,920

Beneficial conversion feature on warrants
issued to consultants
at below fair value	-	-	30,000	30	8,970	-	-	-	-	(9,000)	-	-

Discount factor on common stock / warrants issued to officers at below fair value	-	-	-	-	-	-	-	-	-	164,877	-	164,877

Discount factor on common stock issued to consultants at below fair value	-	-	-	-	-	-	-	-	-	3,517	-	3,517

Discount factor on warrants
issued to consultant
at below fair value	-	-	-	-	15,000	-	-	-	-	(15,000)	-	-

Discount factor on warrants issued to employee at below fair value	-	-	-	-	15,000	-	-	-	-	(15,000)	-	-

Net loss from fiscal year ending February 28, 2006	-	-	-	-	-	-	-	(932,456)		-	-	(932,456)

Balance, February 28, 2006	-	-	22,458,384	$22,458	$5,392,533	$448,000	-	($4,957,934)	($353,523)	($204,413)	-	$ 347,121

See accompanying notes to consolidated financial statements

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ending February 28, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (932,456)	$ (250,423)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	26,407	33,868

Compensation and interest expense on stock and warrants	422,519	106,700
Contributed executive services	10,000	10,000
Stock issued for services	25,350	30,975
Stock issued for claim settlement	-	29,400
Allowance for doubtful accounts	2,047	9,018
Impairment of intellectual property	104,000	-
(Reversal) Provision for slow moving inventory	79,789	-
Write off of product return liability	-	(61,630)
Gain (loss) on disposal of vehicle / equipment	30,000	(5,100)
Return of shares due to failure to perform services	(32,500)	-
Changes in operating assets and liabilities:
Trade receivables	(15,602)	7,624
Inventories	(157,676)	(118,333)
Prepaid expenses and other assets	(37,329)	-
Accounts payable	35,831	(8,171)
Accrued expenses	198,611	(349)
Accrued interest due to related parties	34,797	124,559
Income tax payable	(1,997)	1,600
Customer deposits	3,137	26,000

Net cash used by operating activities	(205,072)	(64,262)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of vehicle / equipment	20,000	5,800
Purchase of equipment	(135,811)	(18,234)
Increase in patents	(1,440)	-

Net cash used by investing activities	(117,251)	(12,434)

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Fiscal Years Ending February 28, 2006 and 2005

	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	$ 1,013,756	$ 91,102
Purchase of common stock	(32,846)	-
Payment of finders fees	(11,800)	-
Proceeds from line of credit	50,000	-
Proceeds from related party advances	-	1,000
Repayments on related party notes payable	(85,000)	(60,392)

Net cash provided by financing activities	934,110	31,7100

NET INCREASE (DECREASE) IN CASH	611,787	(44,987)

Cash, beginning of year	23,782	68,768

Cash, end of year	$ 635,569	$ 23,782

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

Interest	$ -	$ -

Income taxes	$ 1,997	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock issued for services	$ 25,350	$ 30,975
Stock issued for settlement of debt	$ 125,405	$ -
Stock issued for accrued interest	$ 228,000	$ -
Stock issued for settlement of claim	$ -	$ 29,400
Return of shares due to non-performance of services	$ 32,500	$ -
Stock issued for purchase of technology	$ -	$ 5,900

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS, continued

During 2005, the Company attempted to enter into an agreement with Vortex, accompany in Japan to market and sell the Company’s entire product line on an exclusive basis throughout Japan. However, they never signed the agreement but are representing us on a non-exclusive basis.

Seychelle has signed a five (5) year exclusive distribution agreement with Confident, Inc. to sell its water filtration products in the markets of The Peoples Republic of China, Taiwan, Singapore and Hong Kong. Under the agreement, to maintain exclusivity, Confident, Inc. has to purchase from Seychelle a minimum of one million dollars ($1,000,000) of product the first year, with a minimum volume increase of fifty percent (50%) in each of the succeeding years over the previous year’s minimum purchase requirement. Upon signing the agreement on January 4, 2006, Confident, Inc. placed an initial product order for $50,000. During the fiscal year ending February 28, 2006, total sales to Confident, Inc. and affiliated entities approximated $90,000. The agreement is subject to cancellation and is outlined in the agreement.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. The estimated useful lives used in determining depreciation are three to five years for tooling and five years for computers, furniture and equipment and vehicles. Management evaluates useful lives regularly in order to determine recoverability taking into consideration current technological conditions. Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed, and any resulting gain or loss is recorded. Fully depreciated assets are not removed from the accounts until physical disposition. During the fiscal year ending February 28, 2006, the Company disposed of certain tooling, as well as, scrapped certain fully depreciated assets (Note 3).

Intangible Assets

Intangible assets include patents, product rights and technology costs. All patent, product rights and technology costs are capitalized and amortized over ten years using the straight-line method. The Company assesses whether there has been a permanent impairment of the value of intangible assets by considering factors such as expected future product revenues, anticipated product demand and prospects and other economic factors. During the fiscal year ending February 28, 2006, the Company determined that the Enviro(3)Care system was no longer economically feasible and recorded an impairment charge.

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

For the fiscal years ending February 28, 2006 and 2005, SET had several customers, which individually accounted for at least 10% of total sales. The following table summarizes total sales and accounts receivable for the fiscal years then ended for these customers:

	2006	2006	2005	2005
	Sales	Accounts	Sales	Accounts
	Percentage	Receivable	Percentage	Receivable

Customer 1	25%	$6,100	10%	$ -
Customer 2	4%	673	16%	2,041
Customer 3	12%	-	-%	-
Customer 4	12%	-	-%	10

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

Accounts Payable

For the fiscal years ending February 28, 2006 and 2005, SET had several vendors, which individually supplied at least 10% of total purchases. The following table summarizes total raw material purchases and accounts payable for the fiscal years then ended.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

	2006	2006	2005	2005
	Purchase	Accounts	Purchase	Accounts
	Percentage	Payable	Percentage	Payable

Vendor 1	24%	$ 7,407	-	$ -
Vendor 2	15%	-	18%	-
Vendor 3	-	-	11%	-

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

Segment Disclosures

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” requires public enterprises to report financial and descriptive information about reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers. The Company evaluated SFAS No. 131 and determined that the Company operates in multiple segments (Note 12).

Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings (accumulated deficit).

Recent Accounting Pronouncements

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

NOTE 7: NOTES PAYABLE TO RELATED PARTIES

As the February 28, 2006 and 2005, the Company received advances of $363,200 and $448,200 from the Company’s primary investor, TAM Irrevocable Trust (“TAM Trust”). These advances bear interest at 10 percent. As of February 28, 2006, the balance of the advances is not repayable until after March 1, 2011. The repayment of these advances is subordinate to the Company’s lines of credit (see Note 6).

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

NOTE 8: CAPITAL STRUCTURE, continued

Common Stock

As of February 28, 2006, the Company is retaining several common stock certificates for its primary lender (TAM) and certain management consultants (Messrs. Place and Parsons). As previously noted (see Note 7), these share

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 8: CAPITAL STRUCTURE

certificates were granted to TAM during March 2005 and to Messrs. Place and Parsons during November 2004 and are distributable equally over a three-year period commencing November 2004. The transfer agent issued the share certificates to the company upon execution of the respective agreements. A reconciliation of common shares outstanding as of February 26, 2006 is as follows -

    Number of shares issued by transfer agent 24, 715,010

    Shares held by company for future distribution to
    TAM and certain management consultants (2,256,626)

Shares issued and outstanding 22,458,384

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

During December 2004, the Company granted the TAM Irrevocable Trust restricted common stock of 1,266,667 shares, for interest from the period March 1, 2002 through February 28, 2005. The restricted common shares were distributed during the first quarter of the fiscal year ending February 28, 2006. The fair market value of the restricted shares was estimated at $228,000.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2006

NOTE 9: INCOME TAXES, continued

At February 28, 2006, the Company has net operating loss carry forwards, for income tax reporting purposes, of approximately $3,411, 000 and $1,865,000 available to offset future federal and California taxable income, respectively. Based on current tax law, the Company’s federal net operating loss carry forwards will expire as follows: $801,500 during the fiscal year ending 2018; $1,084,900 during the fiscal year ending 2019; $110,600 during the fiscal year ending 2020; $625,100 during the fiscal year ending 2021; $249,900 during the fiscal year ending 2023; $170,000 during the fiscal year ending 2024; $38,000 during the fiscal year ending 2025; and $331,000 during the fiscal year ending 2026. The Company’s state net operating loss carry forwards begin to expire in 2010 through 2026.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of February 28, 2006

NOTE 11: RELATED PARTY TRANSACTIONS, continued

During December 2004, the Company granted the TAM Irrevocable Trust restricted common stock of 1,266,667 shares for interest on prior year advances. The fair market value of the restricted shares was estimated at $228,000. The Company amortized the estimated fair market value of the interest over the three-year term commencing March 1, 2002. The Company has recorded interest expense of $228,000 as of February 28, 2005. During April 2005, the Company issued the 1,266,667 shares to the TAM Irrevocable Trust.

In November 2004, Mr. Parsons and Mr. Place joined the Company as Executive Vice President and Chief Operating Officer respectively. In March 2005, Mr. Parsons assumed additional responsibilities for International sales activities in Asia including China and India; and Mr. Place assumed additional responsibilities for Manufacturing, Operations and became acting Chief Financial Officer.

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

Net revenue from external sources at February 28:

	2006	2005
United States	$ 751,844	$ 341,106
China	-	-
	$ 751,844	$ 341,106

Segment assets:
	2006	2005
United States	$ 1,184,065	$ 543,646
China	104,085	50,000
	$1,288,150	$ 593,646

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

Richard Parsons. Mr. Parsons has been Secretary, Executive Vice President and a director of the Company since November 2004. In March 2005, he assumed additional responsibilities for International sales activities in Asia, including China and India. He has over 30 years experience in bottled water, reverse osmosis and water filtration with major companies such as Coca-Cola, Arrowhead, Shaklee, and Canadian Glacier. Mr. Parsons was a General Manager at Coca-Cola in 1974, a Vice President at Arrowhead from 1975 to 1985, a consultant with Shaklee in 1988, and Vice President of US Operations for Canadian Glacier from 1989 to 1990.

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

James Place. Mr. Place has been Treasurer, COO and a director of our Company since November 2004. In March of 2005, he assumed additional responsibilities for Manufacturing, Operations and became the Chief Financial Officer (CFO). He has over 30 years experience in food, beverages and bottled water. While at Arrowhead, he took the liter still and sparkling business from $10 to $75 million in 5 years. Mr. Place also had extensive marketing, new product development and operating experience with Fortune 100 companies such as Carnation, Kerr Glass and Hunt-Wesson. Mr. Place was Vice President and General Manager of the Grocery Products Division at Arrowhead from 1981 to 1988, a Vice President of Sales/Marketing - New Products at Kerr Glass from 1988 to 1990, Manager, New Products at Carnation from 1979 to 1981 and Sales/Marketing Manager at Hunt-Wesson Foods from 1970 to 1976.

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

Summary Compensation Table

Annual Compensation				Long Term Compensation
----------------------------------				---------------------------------------
Awards				Payouts
----------------------------------				---------------------------------------
					Restricted	All
Name and		Salary	Annual	Other Stock	LTIP	Other
Principal/ Positions	Fiscal Year Ending	Compensation ($) (2)	Bonus ($)	Compensation ($)(1)(3)	Award(s)	Securities
Carl Palmer	2006	$10,000 (2)
President & CEO	2005	$10,000 (2)
Director	2004	$10,000 (2)

Richard Parsons	2006			$44,203(3)(5)(7)		$77,595(4)(6)
Executive VP*	2005			$9,400(3)		$11,908(4)
Director (1)	2004

James Place	2006			$9,400(3)		$70,0944,584(4)(6)
COO*	2005			$9,400(3)		$4,584(4)
Director (1)	2004			--

(1)	Elected to Board of Directors during November 2004
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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

The following sets forth the number of shares of our $0.001 par value Common Stock beneficially owned, including instruments stock warrants, etc. that are issuable within sixty days from the filing of this document, by (i) each person who, as of November 30, 2005, was known by us to own beneficially more than five percent (5%) of our Common Stock; (ii) our individual directors and (iii) our officers and directors as a group. As of February 28, 2006 there were a total of 24,715,010 shares of Common Stock issued and outstanding.

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

During November 2004, the Company entered into consulting agreements with Messrs. Parsons and Place to provide management consulting services for the Company. As consideration for services to be rendered, the Messrs. Parsons and Place received 480,000 restricted shares of the Company’s common stock at $0.03 per share (below market) with agreements attached as an exhibit hereto. The common shares are to be distributed in equal installments commencing on December 1, 2004, 2005 and 2006. The fair market value of the restricted shares earned during the period ending November 30, 2004 was estimated at $225,600 and recorded to unearned compensation. The Company is amortizing the estimated fair market value of the unearned compensation over the three-year term of the consulting agreement. The Company has recorded amortization of approximately $75,000 and $18,800 for the fiscal year ending February 28, 2006 and 2005 respectively.

During December 2004, all Series AAA at 12% Cumulative Convertible Preferred Shares were converted into 4,500,000 shares of restricted common stock issued to the TAM Irrevocable Trust. In addition, all dividends accrued and unpaid on the AAA Preferred were waived.

As the February 28, 2006 and 2005, the Company had received advances of $363,150 and$448,200 and $504,800 from the TAM Irrevocable Trust in which Cari Beck, is a trustee as well as a daughter of Carl Palmer an officer and Board member. These advances bear interest at 10 percent. As of February 28, 2006, $100,000 of these advances is not repayable until after March 1, 2011.

As of February 28, 2006 and 2005, accrued interest on these advances was approximately $169,300 and $134,500, respectively, and is included in accrued interest due to related parties in the accompanying consolidated balance sheet.

During December 2004, the Company granted the TAM Irrevocable Trust restricted common stock of 1,266,667 shares, effective March 1, 2002, for interest on prior advances of funds. The restricted common shares are to be distributed during the first quarter of the fiscal year ending February 28, 2006. The fair market value of the restricted shares was estimated at $228,000. The Company is amortizing the estimated fair market value of the interest over the three-year term commencing March 1, 2002. During April 2005,the company settled this liability through the issuance of common stock to the company’s primary investor.

On March 29, 2005, the Company expanded the consulting agreement with Mr. Parsons to provide management-consulting services for the Company with agreements attached as an exhibit hereto. As consideration for services to be rendered, the consultant received 316,312 restricted shares of the Company’s common stock at $0.03 per share (below market). The common shares are to be distributed in equal installments commencing on December 1, 2004, 2005 and 2006. The fair market value of the restricted share earned during the period ending November 30, 2004 was estimated at $79,100 and recorded to unearned compensation. The Company is amortizing the estimated fair market value of the unearned compensation over the three-year term of the consulting agreement. The Company has recorded amortization of approximately $26,400 and $8,800 for the fiscal year ending February 28, 2006 and 2005, respectively.

On March 29, 2005, the Company expanded the consulting agreements with Messrs. Parsons and Place to provide management consulting services for the Company with agreements attached as an exhibit hereto. As further consideration for services to be rendered, the consultants were granted 1,000,000 warrants redeemable on restricted shares of the Company’s stock at $.225 per share. The warrants are distributed in equal installments commencing on December 1, 2004, 2005 and 2006 and are exercisable through December 1, 2008. The fair market value of the warrants earned during the period ending November 30, 2004 was estimated at $55,300 and recorded to unearned compensation. The Company is amortizing the estimated fair market value of the unearned compensation over the three-year term of the consulting agreement. The Company has recorded amortization of approximately $18,400 and $6,100 for the fiscal years ending February 28, 2006 and 2005, respectively.

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

ITEM 13. EXHIBITS LIST

(a) Exhibits

Exhibit No.	Description
2A*	Plan of Exchange between Seychelle Environmental Technologies, Inc. and Seychelle Water Technologies, Inc. dated January 30, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3A*	Articles of Incorporation dated January 23, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3B*	Articles of Merger of Royal Net, Inc. into Seychelle Environmental Technologies, Inc as filed with Form 10-SB 12 G on February 8, 2000.

3C*	Amendment to Articles of Incorporation re: Series "A" Preferred Stock as of January 31, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3D*	Amendment to Articles of Incorporation re: Series "AA" Preferred Stock as of June 5, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3E*	Amendment to Articles of Incorporation re: Series "AAA" Preferred Stock as of February 18, 1999 as filed with Form 10-SB 12 G on February 8, 2000.

3F*	Bylaws as filed with Form 10-SB 12 G on February 8, 2000.

10A*	Purchase Agreement with Aqua Vision as filed with Form 10-SB 12 G on February 8, 2000.

10B*	Amended Purchase Agreement with Aqua Vision as filed with Form 10-SB 12 G on February 8, 2000.

10C*	2000 Stock Compensation Plan I, dated July 1, 2000 as filed with Registration Statement on Form S-8 on August 31, 2000.

10D*	2002 Stock Compensation Plan I, dated February 12, 2002 as filed with Registration Statement on Form S-8 on February 27, 2002.

10E*	Purchase Agreement with Aqua Gear as filed with Annual Report on Form 10-KSB on June 14, 2002.

10F*	Employment Contract with Carl Palmer as filed with Annual Report on Form 10-KSB on June 14, 2002.

10G*	Management Consulting Contract with Richard Parsons

10H*	Management Consulting Contract with James Place

10I**	Joint Venture Agreement with Huanghua Plastic Co. Ltd. dated September 1, 2005

10J**	ABMS Health Care Pvt. Ltd. Distribution Rights Agreement dated April 1, 2006

10K**	Confident, Inc. Exclusive Distribution Rights Agreement dated January 1, 2006

10L**	Continental Technologies. Inc., Purchase Agreement dated April 26, 2006

23.1**	Auditor’s Consent

23.2**	Auditor’s Consent

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.1**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

99**	Code of Ethics for Chief Executive Officer and Senior Financial Officers

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

Currently the full Board of Directors acts as an audit committee.

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

By: /s/ Carl Palmer
     Carl Palmer
     Director, Chief Executive Officer and
     President

Date: July 14, 2006

By: /s/ Jim Place
     Jim Place
     Director and Chief Financial Officer

Date: July 14, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl Palmer  Director, Chief Executive Officer and President July 14, 2006

/s/ Jim Place  Director and Chief Financial Officer   July 14, 2006