Form 10QSB
period 2006-05-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2006-07-17
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ending May 31, 2006

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

Check whether the registrant filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: _X_ No: ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of the Registrant's common stock, as of the latest practicable date, May 31, 2006, was 24,979,526.

Transitional Small Business Disclosure Format (Check one): Yes: ___ No: __X_

FORM 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technology, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

As of May 31, 2006

ASSETS
CURRENT ASSETS
Cash	$ 502,210
Trade receivables, net of allowance for doubtful accounts	48,802
of $-0- as of May 31, 2006
Inventories, net	445,638
Prepaid expenses	58,359

Total current assets	1,055,009

PROPERTY AND EQUIPMENT, NET	149,666

INTANGIBLE ASSETS, NET	44,128

OTHER ASSETS	6,742

Total non-current assets	200,536

TOTAL ASSETS	$ 1,255,545

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(CONTINUED)

As of May 31, 2006

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 59,834
Accrued expenses	224,968
Line of credit	50,000
Accrued interest due to related parties	177,597
Customer deposits	2,816
Income taxes payable	8,000

Total current liabilities	523,215

NOTES PAYABLE TO RELATED PARTIES	363,150

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock $.001 par value - 50,000,000 shares authorized; 22,722,900 issued and outstanding	22,722
Additional paid-in capital	5,530,113
Estimated value of warrants	448,000
Accumulated deficit	(5,174,489)
Unearned compensation	(169,413)
Unearned interest	(287,753)

Total stockholders' equity	369,180

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,255,545

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For Three-Month Periods Ending May 31,

	2006	2005

SALES	$ 169,875	$ 237,987
COST OF SALES	111,394	76,975

Gross profit	58,481	161,012

OPERATING EXPENSES
Selling	19,035	23,475
General and administrative	149,394	132,295
Consulting fees to related parties	35,000	30,000

Total expenses	203,429	185,770

LOSS FROM OPERATIONS	(144,948)	(24,758)

OTHER INCOME (EXPENSES)
Interest income	4,752	-
Interest expense to related parties	(75,582)	(53,753)
Miscellaneous income (expense)	823	(768)

Total other income (expense)	(70,007)	(54,521)

Net loss before provision for income taxes	(214,955)	(79,279)
Provision for income taxes	(1,600)	(1,600)
Net loss	$ (216,555)	$ (80,879)
BASIC AND DILUTED (LOSS)
PER SHARE	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES: BASIC AND DILUTED	22,126,033	14,027,909

See accompanying notes to consolidated financial statements

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three-Month Periods Ending May 31,

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (216,555)	$ (80,879)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	7,124	7,005
Compensation and interest expense on stock and warrants	100,770	53,708
Contributed executive services	2,500	2,500
Provision for doubtful accounts	-	(2,047)
Return of shares due to failure to perform services	-	(32,500)
Changes in operating assets and liabilities:
Trade receivables	(15,200)	(56,255)
Inventory	(53,997)	(18,660)
Prepaid expenses and other assets	(13,097)	(52,092)
Accounts payable	(1,177)	2,857
Accrued expenses	60,157	72,566
Accrued interest due to related parties	8,282	9,946
Customer deposits	(26,232)	25,574
Income tax payable	1,600	(1,997)

Net cash used in operating activities	(145,825)	(70,274)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of tooling and equipment	(1,283)	(25,435)

Net cash used investing activities	(1,283)	(25,435)

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)

For the Three-Month Periods Ending May 31,

	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	$ 11,250	$ 537,745
Proceeds from sale of equipment	2,500	-
Repayments on related party notes payable	-	(25,000)

Net cash provided by financing activities	13,750	512,745

NET (DECREASE) INCREASE IN CASH	(133,358)	417,036

Cash, beginning of period	635,569	23,782

Cash, end of period	$ 502,210	$ 440,818

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

Interest	$ -	$ -
Income taxes	$ -	$ 1,997

NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock issued for settlement of debt	$ 107,995	$ 53,401
Stock issued for intellectual property	$ 26,800	$ -
Stock issued for accrued interest	$ -	$ 228,000
Return of shares due to non-performance of services	$ -	$ 32,500

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2006

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The unaudited consolidated condensed financial statements of Seychelle Environmental Technologies, Inc. (the “Company”) for the three month periods ended May 31, 2006 and May 31, 2005 have been prepared in conformity with the accounting principles described in the Company’s Annual Report o Form 10-K for the fiscal year ended February 28, 2006 (the “Annual Report”) and include all adjustments considered necessary by management for a fair statement of the interim periods. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results to be expected for the full year.

 Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No.123R, Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. The Company's assessment of the estimated stock-based compensation expense is affected by the Company's stock price as well as assumptions regarding a number of complex variables and the related tax impact. These variables include, but are not limited to, the Company's stock price, volatility, and employee stock option exercise behaviors and the related tax impact. The Company will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method. The adoption of SFAS No. 123R effective March 1, 2006 had no effect on the Company's results of operations since there were no vested options at March 1, 2006 and there were no employee stock options issued during the current and prior fiscal three months ended May 31, 2006 and 2005. Future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted create uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS No. 123 pro forma expense.

NOTE 2: INVENTORY

The following is a summary of inventory as of May 31, 2006:

Raw materials	$ 181,007
Work in progress	33,464
Finished goods	310,956
525,427
Reserve for obsolete or slow moving inventory	(79,789)

Net inventories	$ 445,638

Work in progress and finished goods inventory includes material, labor and manufacturing overhead costs.

NOTE 3: PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at May 31, 2006:

Tooling	$285,695
Equipment	36,652
Vehicles	10,000
Furniture and fixtures	15,465
Computer equipment	14,802
Leasehold equipment	1,000
363,614
Less: accumulated depreciation and amortization	213,948

$149,666

Total depreciation expense for the three-month periods ended May 31, 2006 and 2005, respectively, was approximately $6,800.

NOTE 4: INTANGIBLE ASSETS

The following is a summary of intangible assets at May 31, 2006:
Redi Chlor brand name and trademark	$ 26,800
Hand pump	8,000
Patents	17,622

52,422
Less: Accumulated amortization	8,294

$44,128

The estimated future amortization expense is approximately $1,200 per year.

During April 2006, the Company issued 50,000 common shares (one year maturity date) to shareholders of Continental Technologies, Inc. (“Continental’) with an approximate value of $26,800 for the Redi Chlor brand name and trademark. The agreement further agrees to remit Continental a ten percent commission on net sales as defined of the existing product, or any new products sold directly by Seychelle, and ten percent on any product sold by Continental for Seychelle to their existing or new customers at Seychelle’s OEM prices. The agreement has an indefinite life.

NOTE 5: ACCRUED EXPENSES

Accrued expenses consist of the following at May 31, 2006:

Accrued legal expenses	$129,398
Accrued accounting expenses	48,082
Accrued claim settlement	12,750
Accrued commissions	10,905
Accrual for stock purchase (Continental Technologies)	10,700
Accrued credit card purchases	9,824
Other accrued expenses	3,309
$224,968

NOTE 5: ACCRUED EXPENSES, continued

During April 2006, the Company issued 50,000 common shares (one year maturity date) to shareholders of Continental Technologies, Inc. (“Continental’) with an approximate value of $26,800 for the Redi Chlor brand name and trademark. As the purchase agreement provides the shareholders of Continental the right to sell the common shares back-to the Company, at Continental’s sole option for a period of six months after the maturity date at $0.75 per share, the Company recorded a contingent liability for approximately $10,700 (see Notes 5 and 9).

NOTE 6: LINES OF CREDIT

The Company has one line of credit agreement, totaling $100,000. The line of credit bears interest at the institutions index rate (7.5% at May 31, 2006) plus two percent and are not repayable until March 31, 2007.

NOTE 7: CAPITAL STRUCTURE

Common Stock

During the three-month period ended May 31, 2006, the Company issued an aggregate of 50,000 common shares to various investors for cash for an approximate total value of $11,250.

During the three-month period ending May 31, 2006, the Company issued 50,000 common shares to shareholders of Continental Technologies, Inc. (“Continental’) with an approximate value of $26,800 for intellectual property (see Note 4). As the purchase agreement provides the shareholders of Continental the ability to sell the common shares after one year back-to the Company, the Company recorded a contingent liability reducing additional paid in capital for approximately $10,700 (see Notes 4 and 5).

During the three-month period ended May 31, 2006, the Company issued an aggregate of 214,516 restricted shares to three debt holders with an approximate total value of $108,000.

Warrants

A summary of warrant activity is as follows:

Outstanding warrants	Warrants Outstanding	Exercise Price

Balance, February 28, 2006	4,000,000	$ 0.225
Granted	0	0
Exercised	0	0
Canceled	0	0
Balance, May 31, 2006	4,000,000	$ 0.225

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OR OPERATIONS

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

We were incorporated under the laws of the State of Nevada on January 23, 1998 as a change of domicile of Royal Net, Inc., a Utah corporation that was originally incorporated on January 24, 1986. Royal Net, Inc. changed its state of domicile to Nevada and its name to Seychelle Environmental Technologies, Inc. effective in January 1998.

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

Seychelle filters have been tested by independent and government laboratories throughout the world and are approved for sale and distribution in the following countries: United States, Mexico, United Kingdom, Korea, Malaysia Indonesia, Japan, China, Vietnam, New Zeeland, Australia, Brazil, Venezuela, Argentina, South Africa, and Pakistan. In the United States, Seychelle filters have been certified by California and Florida approved independent laboratories implementing Environmental Protection Agency, American Natural Standards Institute, and National Sanitation Foundation protocol, procedures, standards and methodology. Importantly, we offer a test pack for potential customers that include the test results from selected countries. In addition, results from the United States, United Kingdom and South Africa are displayed our Website: www.seychelle.com. To our knowledge, no other water filtration system can achieve this level of removal of up to 99.8% of all known pollutants and contaminants most commonalty found in fresh drinking water supplies in the four major areas of concern. The benefit of such filtration can save lives worldwide as awareness of Seychelle’s product line increases.

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

During April 2006, the Company issued 50,000 common shares to shareholders of Continental Technologies, Inc. with an approximate value of $26,800 for the Redi Chlor brand name, trademark and the use of the EPA Registration Number 55304-4-7126. The agreement further agrees to remit Continental a ten percent commission on net sales as defined of the existing product, or any new products sold directly by the Seychelle, and ten percent on any product sold by Continental for Seychelle to their existing or new customers at Seychelle’s OEM prices. The agreement is of the life of Seychelle.

Manufacturing

The Company has determined that we will be able to produce some of our product components in China at a lower cost than what could be made in the US. However, we anticipate that final assembly of our products will continue to be done in San Juan Capistrano.

In China the original manufacturing agreement with Heibei RO Environmental Technologies expired and was not renewed. Instead, the company signed an exclusive agreement with Huanghua Seychelle Plastic Co., Ltd on September 1, 2005.

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

Results of Operations

Three-month period ending May 31, 2006 compared to the corresponding period in 2005.

Selected Financial Data	2005	2006	Year Over Year Change	%

Sales	$237,987	$169,875	($ 68,112)	(29)
Cost of sales	$ 76,975	$111,394	$ 34,419	44
Gross profit	$161,012	$ 58,481	($102,531)	(64)
General & administrative expenses	$132,295	$149,394	($ 15,401)	(9)
Consulting fees to related parties	$ 30,000	$ 35,000	$ 5,000	15
Interest expense to related parties	$ 53,753	$ 75,582	$ 21,829	41
Net cash used in operating activities	($70,274)	($145,825)	( $ 75,551)	(107)
Net cash used in investing activities	($25,435)	($1,283)	$ 24,152	95
Net cash provided financing activities	$ 512,745	$ 13,750	($498,995)	(97)

Sales. In the three-month period ending May 31, 2006, sales were $169,875 compared to the same period in the prior year with sales of $237,987. This decrease in sales is primarily attributable to decreased sales with two customers - approximately $59K sales to Wellness Enterprises and $70K to BK Pakistan. This decrease in sales was partially offset by the Company entering into a five (5) year exclusive distribution agreement with Confident, Inc. to sell its water filtration products in the markets of The Peoples Republic of China, Taiwan, Singapore and Hong Kong. During the three-month period ending May 31, 2006, total sales to Confident, Inc. and its affiliated entities approximated $30,000. Additionally, the Company increased sales with Healthy Directions LLC (from $7K in 2005 to $21K in 2006), Vortex Ltd. (from nil in 2005 to $9K in 2006) and Blackhawk Industries (from $1K in 2005 to $13K in 2006). In the fall of 2006, the company will be launching several new products that have undergone the extensive research and development, design, tooling and production steps required for commercialization prior to introduction. This was made possible by the exclusive plastic manufacturing agreement signed with Huanghua Seychelle Plastic Co., Ltd. in China. Also, the company is preparing a disaster-preparedness order with one of the new products for a test market by a vendor of a major retailer

Cost of sales and gross profit. In the three-month period ending May 31, 2006, cost of sales was $111,394 compared to the same period in the prior year with cost of sales of $76,975. Gross profit decreased to $58,481 compared to the same period in the prior year of $161,795. Gross profit as a percentage of sales decreased to 39% as compared to the same period in the prior year of 67%. This decrease in gross profit is primarily due to a change in sales mix, as the gross profit for sales to Wellness Enterprises and BK Pakistan approximated $105K during the three-month period ending May 31, 2005. The new products noted above have higher gross margins levels and will improve the overall gross profit as the products achieve significant sales levels.

General & administrative expenses. In the three-month period ending May 31, 2006, general and administrative expenses were $149,394 compared to the same period in the prior year of $132,295. This increase in general & administrative expenses was primarily to increased legal fees (from $8K in 2005 to $15K in 2006) and the reduction in prior year consulting expenses of $33K as a consultant surrendered to the Company 250,000 restricted common shares due to his non-performance of certain contractual obligations. This increase in general and administrative expenses was partially offset by a decrease in outside accounting assistance (from $88K in 2005 to $63K in 2006) as the Company incurred such costs to catch up on SEC filings at the beginning of the prior year.

Consulting fees to related parties. In the three-month period ending May 31, 2006, consulting fees to related parties were $35,000 compared to the same period in the prior year of $30,000. This increase in consulting fees was due to warrants issued to Messrs. Richard Parsons and Jim Place, during July 2005, redeemable into restricted shares of the Company’s stock at $.225 per share. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned compensation relating to the estimated value of these warrants and is amortizing the beneficial conversion feature over the life of the warrants. The Company has recorded compensation expense of approximately $5,000 for the three-month period ending May 31, 2006,

Interest expense to related parties. In the three-month period ending May 31, 2006, interest expense to related parties were $75,582 compared to the same period in the prior year of $53,753. This increase in interest expense was primarily due to the amortization of the beneficial conversion feature of the warrants issued to the TAM Trust during July 2005. The Company has recorded interest expense of approximately $22,500 related to amortization of the July 2005 warrants for the three-month period ending May 31, 2006.

Net loss. Even though profits for the three-month period ending May 31, 2006 were negative by $217K, $78K in accounting and legal fees to assist in the audit and preparation of the Form 10 and other SEC filings, in addition to, $76K in financing costs with TAM the primary lender, the amortization of $35K in officer stock compensation were the primary reasons for the result.

Net cash used in operating activities. Net cash used in operating activities for the three-month period ending May 31, 2006 were $145,825 compared to the same period in the prior year of $70,274. During the three-month period ending May 31, 2006, the Company funded its operations through funds previously obtained by sale of restricted common stock. During the three-month period ending May 31, 2006, the net loss from operations of $217K was offset by $111K non-cash expenditures. These non-cash expenses primarily relate to $66K in financing costs and the amortization of $35K in officer stock compensation.

Net cash used in investing activities. Net cash used in investing activities for the three-month period ending May 31, 2006 were $1,283 compared to the same period in the prior year of $25,435. The 2005 increase in cash used by investment activities was primarily due to the purchase of $25K in equipment and tooling.

Net cash used in financing activities. Net cash provided by financing activities for the three-month period ending May 31, 2006 was $13,750 compared to the same period in the prior year of $512,745. The 2005 cash provided by financing activities was due to the sale of $537K in restricted common stock, which was partially reduced by $25K repayment of related party advances.

Liquidity and capital resources.

As of May 31, 2006, the Company had $502,210 in cash and $50,000 available borrowing under its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenues and external financing to meet the Company’s liabilities and commitments as they become payable.

The Company currently estimates monthly cash requirements of $26,000 to cover general and administrative overhead costs.

Consequently, we do not foresee the need for additional funding at least for the period ending May 31, 2007. As of the date of this filing, the TAM Irrevocable Trust has expressed a willingness to provide additional funding if required; however, an amount has not been discussed. Moreover, in the foreseeable future the Company does not believe additional funding is required.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates include the allowance for doubtful accounts, sales returns, inventory reserves, impairment of long-lived assets, deferred income tax valuation allowances and litigation. In addition, alternatives may exist among various accounting methods. In such cases, the choice of accounting method may also have a significant impact on reporting amounts. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. These accounting policies are described at relevant sections in this filing and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ending February 28, 2006.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out by the Company’s President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the quarter ended May 31, 2006.  For the quarter ended May 31, 2006, management has concluded that the Company’s disclosure controls are not effective. Management has continued the process of formal remediation and hopes to soon conclude that the Company’s disclosure controls are effective.

Changes in Internal Controls

We previously reported in Item 8A- "Controls and Procedures" in our annual report on Form 10-KSB for the year ended February 28, 2006, material weaknesses in internal controls. There were no significant changes in the Company’s internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls. However, the Company hired an accountant in July with the goal of strengthening its disclosure controls and procedures in time for the next 10QSB filing for the second quarter ending August 31, 2006. This step should allow the Company to conclude that its disclosure controls and procedures are effective.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During May 2001, Seychelle Water Technologies, Inc. was named and served with a lawsuit originally filed by SafeWater Anywhere, Inc. and John Ferguson as plaintiffs. This lawsuit was filed in State Superior Court in Orange County, California. Mr. Carl Palmer was also named as a defendant. The complaint alleged breach of fiduciary duty, constructive fraud, promissory fraud, rescission, constructive trusts, unfair trade practices, and conversion, and sought unspecified damages and injunctive relief. The original suit was dismissed upon motion of the defendants, but was subsequently re-filed by John M. Ferguson individually on or about October 13, 2004. The re-filed suit was again brought against Seychelle Water Technologies, Inc. and Carl Palmer, and again alleges breach of fiduciary duty, constructive fraud, promissory fraud, rescission, constructive trust, unfair trade practices, and conversion, and seeks unspecified damages and injunctive relief. Plaintiff essentially alleges that defendants Seychelle Water Technologies, Inc. (hereafter “Seychelle Water”) and Carl Palmer fraudulently induced plaintiff to enter into an agreement to relinquish 4,000,000 shares of the stock of defendant Seychelle Water. Plaintiff alleges that he originally entered into a joint venture and stock subscription agreement with DuSean Berkich (“Berkich”), pursuant to which Berkich and plaintiff formed and controlled Seychelle Water. Plaintiff alleges that when he discovered certain improprieties by Berkich, he became concerned, and ultimately agreed to the (re)purchase by Berkich of his interest in the Seychelle Water stock. Plaintiff is now suing to recover damages he allegedly suffered as a result of the (re)purchase by Berkich of his interest in Seychelle Water. A demurrer to the re-filed complaint was filed and in response a first amended complaint was filed and served. A second demurrer to the First Amended Complaint has been filed and sustained by the Court, and plaintiff has been granted fourteen days leave to amend. A second amended complaint has now been filed and answered. We continue to believe that this matter is without merit and intend to vigorously defend against plaintiff’s claims.

As of May 31, 2006, we know of no legal proceedings pending or threatened or judgments entered against any of our directors or officers in his or her capacity as such.

ITEM 2. CHANGES IN SECURITIES

During the three-month period ended May 31, 2006, the Company issued an aggregate of 50,000 common shares to various investors for cash for an approximate total value of $50,000.

Date Issued	Issue to	Common Shares	Stock Estimated value
March 16, 2006	B. Clark	10,000	$ 2,250
March 16, 2006	C. Yris	10,000	$ 2,250
March 16, 2006	J. Condon	10,000	$ 2,250
March 16, 2006	J. Oppat	10,000	$ 2,250
March 16, 2006	J. Westwood	10,000	$ 2,250

During the three-month period ending May 31, 2006, the Company issued 50,000 common shares to shareholders of Continental Technologies, Inc. (“Continental’) with an approximate value of $26,800 for intellectual property.

During the three-month period ended May 31, 2006, the Company issued an aggregate of 214,516 restricted shares to three debt holders with an approximate total value of $108,000.

Date Issued	Issue to	Type of Liability	Common Shares	Stock Estimated value

March 29, 2006	Wong Johnson & Associates, APC	Accrued accounting fees	25,000	$ 65,470
April 10, 2006	Phil Englund	Accrued legal fees	65,516	$ 5,000
April 26, 2006	Horn & Loomis	Accrued legal fees	75,000	$ 37,500

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS OF A VOTE TO SECURITY HOLDERS

We did not submit any matter to a vote of security holders through solicitation of proxies during the first quarter of the fiscal year covered by this report.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act OF 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seychelle Environmental Technologies, Inc.

By: /s/ Carl Palmer
      Carl Palmer
      Director, Chief Executive Officer and
      President
Date: July 14, 2006

By: /s/ Jim Place
        Jim Place
        Director and Chief Financial Officer
                        and Chief Operating Officer
Date: July 14, 2006