Form 10QSB
period 2006-08-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2006-12-29
CIK 1056757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ending August 31, 2006

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

Check whether the registrant filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: _ _ No: _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State the number of shares outstanding of the Registrant's common stock, as of the latest practicable date, August 31, 2006, was 25,017,402.

Transitional Small Business Disclosure Format (Check one): Yes: ___ No: __X_

References in this document to "us," "we," or "Company" refer to Seychelle Environmental Technologies, Inc., a Nevada corporation and our wholly owned subsidiary, Seychelle Water Technologies, Inc., also a Nevada corporation.

FORM 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technology, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

As of August 31, 2006

ASSETS
CURRENT ASSETS
Cash	$448,285
Trade receivables	53,453
Inventories, net	478,647
Prepaid expenses	225,840

Total current assets	1,206,225

PROPERTY AND EQUIPMENT, NET	302,236

INTANGIBLE ASSETS, NET	34,266

OTHER ASSETS	6,742

Total non-current assets	343,244

TOTAL ASSETS	$1,549,469

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(CONTINUED)

As of August 31, 2006

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$84,243
Accrued expenses	191,918
Line of credit	50,000
Accrued interest due to related parties	183,444
Customer deposits	291,700
Income taxes payable	8,000

Total current liabilities	809,305

NOTES PAYABLE TO RELATED PARTIES	299,175
NOTE PAYABLE TO FINANCIAL INSTITUTION	136,413

Total long-term liabilities	435,588

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock $.001 par value - 50,000,000 shares authorized; 25,017,402 issued and outstanding	25,017
Additional paid-in capital	5,530,169
Estimated value of warrants	448,000
Accumulated deficit	(5,558,532)

Unearned interest	(140,078)

Total stockholders' equity	304,576

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,549,469

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three-Month Periods Ending August 31,

	2006	2005

SALES	$219,024	$186,425
COST OF SALES	108,739	138,573

Gross profit	110,285	47,852

OPERATING EXPENSES
Selling	17,761	2,833
General and administrative	170,841	163,901
Consulting fees to related parties	56,860	59,044

Total expenses	245,462	225,778

LOSS FROM OPERATIONS	(135,177)	(177,926)

OTHER INCOME (EXPENSES)
Interest income	4,392	-
Interest expense to related parties	(155,410)	(60,820)
Miscellaneous income (expense)	2,413	(1,830)

Total other income (expense)	(148,605)	(62,650)

Net loss	$(283,782)	$(240,576)
BASIC AND DILUTED (LOSS)
PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES: BASIC AND DILUTED	22,531,128	16,536,620

See accompanying notes to condensed consolidated financial statements

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Six-Month Periods Ending August 31,

	2006	2005

SALES	$388,899	$424,412
COST OF SALES	220,132	215,548

Gross profit	168,767	208,864

OPERATING EXPENSES
Selling	36,796	2,833
General and administrative	318,287	324,474
Consulting fees to related parties	113,720	89,045

Total expenses	468,803	416,352

LOSS FROM OPERATIONS	(300,036)	(207,488)

OTHER INCOME (EXPENSES)
Interest income	9,144	-
Interest expense to related parties	(310,820)	(114,573)
Miscellaneous income (expense)	1,114	-

Total other income (expense)	(300,562)	(114,573)

Net loss	$(600,598)	$(322,061)
BASIC AND DILUTED (LOSS)
PER SHARE	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES: BASIC AND DILUTED	22,531,128	16,536,620

See accompanying notes to condensed consolidated financial statements

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six-Month Periods Ending August 31,

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(600,598)	$(322,061)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	14,224	14,074
Compensation and interest expense on stock and warrants	407,040	165,541
Contributed executive services	5,000	5,000
Stock issued for services	3,072	22,326
Provision for doubtful accounts	-	(2,047)
Return of shares due to failure to perform services	-	(32,500)
Changes in operating assets and liabilities:
Trade receivables	(19,851)	(8,648)
Inventory	(87,006)	(17,152)
Prepaid expenses and other assets	(182,035)	(63,640)
Accounts payable	23,233	18,692
Accrued expenses	46,859	94,184
Accrued interest due to related parties	14,129	19,119
Customer deposits	262,652	1,203
Income tax payable	1,600	(1,997)

Net cash used in operating activities	(111,681)	(107,906)

CASH FLOWS FROM INVESTING ACTIVITIES
Down payment on purchase of airplane	(10,000)	-
Purchase of tooling, equipment and leasehold improvements	(14,228)	(30,800)
Insurance proceeds from damaged equipment	2,500	-
Increase in patents	(1,150)	(1,440)

Net cash used investing activities	(22,878)	(32,240)

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)

For the Six-Month Periods Ending August 31,

	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	$11,250	$1,012,390
Unissued stock liability	-	3,000
Purchase of common stock	-	(32,480)
Payment of finders fees	-	(11,800)
Proceeds from line of credit	-	50,000
Repayments on related party notes payable	(63,975)	(85,000)

Net cash (used in) provided by financing activities	(52,725)	936,110

NET (DECREASE) INCREASE IN CASH	(187,284)	795,964

Cash, beginning of period	635,569	23,782

Cash, end of period	$448,285	$819,746

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

Interest	$-	$-
Income taxes	$-	$1,997

NON-CASH INVESTING AND FINANCING ACTIVITIES

Purchase of airplane with debt	$136,413	$-
Stock issued for settlement of debt	$131,662	$53,401
Stock issued for intellectual property	$16,100	$-
Stock issued for services	$3,072	$22,326
Stock issued for accrued interest	$-	$228,000
Return of shares due to non-performance of services	$-	$32,500

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2006

NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements of Seychelle Environmental Technologies, Inc. (the “Company”) for the three and six-month periods ended August 31, 2006 and August 31, 2005 have been prepared in conformity with the accounting principles described in the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 28, 2006 (the “Annual Report”) and include all adjustments considered necessary by management for a fair statement of the interim periods. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Annual Report. Results for the three and six-month periods ended August 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2007.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. These criteria are typically met when product is shipped. Revenue is not recognized at the time of shipment if these criteria are not met.

On sales to Food for Health, the Company functions as a broker and therefore, receives only a fee for coordinating sales from Huanghua Seychelle Plastic Co., Ltd. with the customer. Since the Company has no risk of inventory ownership, the Company records its revenue from each transaction as only its portion of the fee associated with the shipment. During the three-month period ended August 31, 2006, the Company recognized $9,000 in distribution income from its efforts, which is included in sales on the Company’s Condensed Consolidated Statement of Operations.

As of August 31, 2006, the Company received $291,000 as a deposit on future shipments and prepaid Huanghua Seychelle Plastic Co., Ltd. approximately $178,000 for ordered product.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2006

NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Adoption of Statement of Financial Accounting Standards No. 123®

On March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, (“FAS 123R) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains services in share based payment transactions. FAS 123R requires a public entity to measure the cost of services received in exchange for an award of equity instruments, including stock warrants, based on the grant date fair value of the award and to recognize it as compensation expense over the period required to provide service in exchange for the award, usually the vesting period. FAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issues to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to 123R. The Company has applied the provisions of SAB 107 in its adoption of FAS 123R.

The Company adopted FAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of March 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s condensed consolidated financial statements as of and for the three and six-months ended August 31, 2006 reflect the impact of FAS 123R In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for the three and six-months ended August 31, 2005 have not been restated to reflect, and do not include, the impact of 123R.

123R requires companies to estimate the fair value of share based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statement of operations. Prior to the adoption of FAS 123R, the Company accounted for stock based awards using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (FAS 123). Under the intrinsic value method, no stock based compensation expense had been recognized in the Company’s Condensed Consolidated Statement of Operations, other than as related to warrants or restricted common shares granted below the fair market value of the underlying stock at the date of grant.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2006

Stock based compensation expense recognized during the three and six-months ended August 31, 2006 is based on the value of the portion of share based payment awards that is ultimately expected to vest during the period. Stock based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three and six-months ended August 31, 2006 included compensation expense for share based payment awards granted prior to, but not yet vested as of February 28, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of 123R and compensation expense for the share based payment awards granted subsequent to February 28, 2006 based on the grant date fair value estimated in accordance with the provisions of FAS 123R. As stock based compensation expense recognized in the condensed consolidated statement of operations for the first six months of fiscal 2007 has been based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and six-month periods ended August 31, 2006, the Company applied an estimated forfeiture rate of zero% for officer grants as the vesting periods were almost complete at the time of this filing. As of the date of this filing, there were no warrants granted to non-officers of the Company and therefore, no forfeiture rate was utilized. The estimated vesting term of warrant grants for the three and six-month periods ended August 31, 2006 was 4.0 years for officer grants. As of the date of this filing, there were no warrants or restricted common shares granted to non-officers of the Company.

FAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those warrants to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and six-month periods ended August 31, 2006 and 2005. Prior to the adoption of FAS 123R, those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock warrant exercises.

The fair value of stock based awards is calculated using the Black Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock warrants. The Black Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The risk free rate selected to value any particular grant is based on the Company’s current borrowing rate (6.5%). The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock based compensation expense in future periods.

The weighted average fair value of stock based compensation is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock based compensation awards is amortized using the straight line method over the vesting period of the warrants or restricted common shares, as such method is consistent with the officers contractual obligation. The Company’s fair value calculations for stock based compensation awards for the three and six-month periods ended August 31, 2006 were based on the following assumptions:

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2006

	Three Months Ended August 31, 2006	Six Months Ended August 31, 2006

Risk free interest rate	6.5%	6.5%
Expected life	1.58 - 3.33	1.58 - 3.33
Expected volatility	235 - 323%	235 - 323%
Expected dividends	None	None

The following table summarizes stock based compensation expense related to stock warrants and restrictive common shares under FAS 123R for the three and six-month periods ended August 31, 2006, allocated as shown:

	Three Months Ended August 31, 2006	Six Months Ended August 31, 2006

General and administrative	$ 1,948	$ 1,948
Consulting fees to related parties	$ 56,860	$113,720
Interest expense to related parties	$155,410	$310,820
Total stock and warrant based compensation expense	$214,218	$426,488

For the three and six-month periods ended August 31, 2006, the amounts of stock based compensation expense related to stock warrants were $49,457 and $96,966, respectively. For the three and six-month periods ended August 31, 2006, the amounts of stock based compensation expense related to restricted common shares were $9,351 and $18,702, respectively.

For the three and six-month periods ended August 31, 2006, the amounts of stock based interest expense related to stock warrants were $109,415 and $91,990, respectively. For the three and six-month periods ended August 31, 2006, the amounts of stock based interest expense related to restricted common shares were $45,995 and $218,830, respectively.

As a result of adopting FAS 123R on March 1, 2006, the Company’s net loss for the three and six-month periods ended August 31, 2006 was $283,782 and $600,598 respectively. The Company’s net loss for the three months ended August 31, 2006 was $105,760 greater than it would have been if the Company had continued to account for share based compensation under APB 25. The Company’s net loss per common share, basic and diluted, for the three months ended August 31, 2006 was $0.01. The Company’s net loss per common share, basic and diluted, for the three months ended August 31, 2006 was equal to what it would have been if the Company had continued to account for share based compensation under APB 25. The Company’s net loss for the six months ended August 31, 2006 was $205,500 greater than it would have been if the Company had continued to account for share based compensation under APB 25. The Company’s net loss per common share, basic and diluted, for the six months ended August 31, 2006 was $.03. The Company’s net loss per common share, basic and diluted, for the six months ended August 31, 2006 was $0.01 greater than it would have been if the Company had continued to account for share based compensation under APB 25.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2006

The summary of the warrant activity, relating to compensation and interest expense, during the six months ended August 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at February 28, 2006	4,000,000	$0.225
Granted	100,000	$0.40
Exercised	-	-
Cancelled	-	-
Outstanding at August 31, 2006	4,100,000	$0.229	2.29	$191,910

Vested or expected to vest at August 31, 2006	-	-	-	-

Exercisable at August 31, 2006	-	$0.229	2.29	$191,910

The following table summarizes significant ranges of outstanding warrants as of August 31, 2006:
		Warrants Outstanding		Warrants	Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$0.225	500,000	2.25	$0.225	-	$0.225
$0.225	500,000	2.25	$0.225	-	$0.225
$0.225	500,000	2.25	$0.225	-	$0.225
$0.225	250,000	2.25	$0.225	-	$0.225
$0.225	250,000	2.25	$0.225	-	$0.225
$0.225	2,000,000	2.25	$0.225	-	$0.225
$0.400	100,000	4.25	$0.400	-	$0.400

	4,100,000	2.29	$0.229	-	$0.229

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2006

The per share weighted average fair value of warrants outstanding during the three months ended August 31, 2006 and 2005 was $0.229 and $0.225, respectively. The per share weighted average fair value of warrants outstanding during the six months ended August 31, 2006 and 2005 was $0.229 and $0.225, respectively.

There were no warrants exercised or exercisable during the three and six-months ended August 31, 2006 as all warrants granted to officers fully vest during December 2006. As of August 31, 2006, total unrecognized adjusted compensation costs related to nonvested stock warrants was approximately $55,000, which is expected to be recognized as an expense over a weighted average period of approximately 2 years ending August 2008. As of August 31, 2006, total unrecognized adjusted interest costs related to nonvested stock warrants was approximately $137,000, which is expected to be recognized as an expense over a weighted average period of approximately 4 months ending December 2006.

The summary of the restricted stock grants, relating to compensation and interest expense, during the six months ended August 31, 2006 is as follows:

	Number of Shares	Weighted Average Purchase Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at February 28, 2006	2,768,445	$0.052
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at August 31, 2006	2,768,445	$0.052	0.33	$164,486

Vested or expected to vest at August 31, 2006	1,853,258	$0.229	0.33	$110,111

Exercisable at August 31, 2006	1,853,258	$0.229	0.33	$110,111

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2006

The following table summarizes significant ranges of outstanding restricted stock grants as of August 31, 2006:

		Restricted Stock Outstanding		Restricted Stock Exercisable
Range of Purchase Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Purchase Price	Number Outstanding	Weighted Average Purchase Price

$0.030	240,000	0.33	$0.030	160,000	$0.030
$0.030	240,000	0.33	$0.030	160,000	$0.030
$0.225	316,312	0.33	$0.225	211,929	$0.225
$0.030	1,972,133	0.33	$0.030	1,321,329	$0.030

	2,768,445	0.33	$0.052	1,853,258	$0.229

The per share weighted average fair value of restricted shares outstanding during the three months ended August 31, 2006 and 2005 was $0.229 and $0.225, respectively. The per share weighted average fair value of warrants outstanding during the six months ended August 31, 2006 and 2005 was $0.229 and $0.225, respectively.
There were 1,853,258 restricted commons shares vested during the three and six-months ended August 31, 2006. As of August 31, 2006, total unrecognized adjusted compensation costs related to nonvested restricted common shares was approximately $123,000, which is expected to be recognized as an expense over a weighted average period of approximately 4 months ending December 2006. As of August 31, 2006, total unrecognized adjusted interest costs related to nonvested restricted common shares was approximately $41,000, which is expected to be recognized as an expense over a weighted average period of approximately 4 months ending December 2006.

Prior to fiscal 2006, the weighted average fair value of stock based compensation was based on the single option valuation approach. Forfeitures were recognized as they occurred and it was assumed no dividends would be declared. The estimated fair value of stock based compensation awards was amortized using the straight-line method over the vesting period of the warrants.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2006

Pro forma results are as follows:

	Three months ended August 31, 2005	Six months ended August 31, 2005

Net loss, as reported	$(240,576)	$(322,061)

Add: Stock based compensation and interest expense included in reported net loss	119,864	203,618

Deduct: Total stock based compensation and interest expense determined under the fair value based method for all awards	(130,763)	(193,886)

Net loss, pro-forma	$(251,475)	$(312,329)

Basic and diluted net loss per common share:
As reported	$(0.01)	$(0.02)
Pro-forma	$(0.01)	$(0.02)

New Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position, that based solely on its technical merits is more likely than not to be sustained upon examination by the applicable taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, which is the Company’s 2007 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of FIN 48 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2006

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans , (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for financial statements as of December 31, 2006. The Company does not expect any material impact from applying FAS 158.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Considering the Effects Prior Period Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact that adopting SAB 108 will have on its operations and financial condition.

In November 2005, the FASB issued FASB Staff Position 123(R)-3 (“FSP 123R-3”), “Transition Election Related to Accounting for the Tax Effect of Share-based Payment Awards,” that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the “APIC Pool”) to the method otherwise required by paragraph 81 of SFAS 123R. The Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative methods. Until and unless the Company elects the transition method described in this FSP, the Company will follow the transition method described in paragraph 81 of SFAS 123R.Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings (accumulated deficit).

NOTE 2: INVENTORY

The following is a summary of inventory as of August 31, 2006:

Raw materials	$166,559
Work in progress	76,650
Finished goods	315,227
558,436
Reserve for obsolete or Slow moving inventory	(79,789)

Net inventories	$478,647

Work in progress and finished goods inventory includes material, labor and manufacturing overhead costs.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2006

NOTE 3: PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at August 31, 2006:

Tooling	$282,851
Airplane	146,413
Equipment	47,137
Vehicles	10,000
Furniture and fixtures	15,465
Computer equipment	17,643
Leasehold improvements	3,151
522,660
Less: accumulated depreciation and amortization	220,424
$302,236

Total depreciation expense for each of the six-month periods ended August 31, 2006 and 2005, was approximately $13,600.

NOTE 4: INTANGIBLE ASSETS

The following is a summary of intangible assets at August 31, 2006:

Redi Chlor brand name and trademark	$16,100
Hand pump	8,000
Patents	18,796
42,896
Less: Accumulated amortization	8,630

$34,266

The estimated future amortization expense is approximately $1,200 per year.

During April 2006, the Company issued 50,000 common shares, subject to a one year restriction period, to shareholders of Continental Technologies, Inc. (“Continental’) with an approximate value of $16,100 for the Redi Chlor brand name and trademark. The agreement further agrees to remit Continental a ten percent commission on net sales as defined of the existing product, or any new products sold directly by Seychelle, and ten percent on any product sold by Continental for Seychelle to their existing or new customers at Seychelle’s OEM prices. The agreement has an indefinite life and therefore, the Company does not amortize the value of the agreement but does evaluate the value on a periodic basis for impairment.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2006

NOTE 5:  ACCRUED EXPENSES

Accrued expenses consist of the following at August 31, 2006:

Accrued legal expenses	$133,260
Accrued accounting expenses	13,379
Accrued claim settlement	12,750
Accrued commissions	10,905
Accrual for stock purchase (Continental Technologies)	16,100
Other accrued expenses	5,524
$191,918

During April 2006, the Company issued 50,000 common shares, subject to a one year restriction period, to shareholders of Continental Technologies, Inc. (“Continental’) with an approximate value of $16,100 for the Redi Chlor brand name and trademark. As the purchase agreement provides the shareholders of Continental the right to sell the common shares back-to the Company, at Continental’s sole option for a period of six months after the restriction period at $0.75 per share, the Company recorded a liability for approximately $16,100 (see Note 4).

NOTE 6:  LINES OF CREDIT AND SUBSEQUENT EVENT

The Company has a line of credit agreement, totaling $100,000. The line of credit bears interest at the institution’s index rate (7.5% at August 31, 2006) plus two percent and is due March 31, 2007. As of August 31, 2006, the Company borrowed $50,000 against the line of credit.

During August 2006, the Company entered into a second line of credit agreement, totaling $150,000, to purchase an airplane. The line of credit bears interest at the institution’s index rate (7.5% at August 31, 2006) plus two percent and is not repayable until August 31, 2007.

During October 2006, the Company terminated the line of credit used to purchase the airplane and entered into a three-year term loan. The term loan bears interest at 6.5% and is not repayable until September 2009. As it was the Company’s intent to finance the purchase of the airplane utilizing a term note and as such note was obtained subsequent to August 31, 2006, the Company has classified the debt as a long-term liability on the Condensed Consolidated Balance Sheet.

NOTE 7:  CAPITAL STRUCTURE

Common Stock

During the three-month period ended May 31, 2006, the Company issued an aggregate of 50,000 common shares to various investors for cash for an approximate total value of $11,250.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2006

NOTE 7:  CAPITAL STRUCTURE, continued

During the three-month period ending May 31, 2006, the Company issued 50,000 common shares to shareholders of Continental Technologies, Inc. (“Continental’) with an approximate value of $16,100 for intellectual property (see Note 4). As the purchase agreement provides the shareholders of Continental the ability to sell the common shares after one year back-to the Company, the Company recorded a liability for approximately $16,100 (see Notes 4 and 5).

During the three-month period ended May 31, 2006, the Company issued an aggregate of 214,516 restricted shares to three debt holders with an approximate total value of $108,000.

During the three-month period ended August 31, 2006, the Company issued an aggregate of 29,876 restricted shares to a debt holder with an approximate total value of $23,700.

During the three-month period ended August 31, 2006, the Company issued an aggregate of 8,000 restricted shares to three consultants for services with an approximate total value of $3,100.

Warrants

On July 25, 2005, the Company granted to Gary Hess, doing business as Aqua Gear, 100,000 warrants redeemable on restricted shares of the Company’s stock at a purchase price of $.40 per share. Aqua Gear is the licensor of all proprietary rights associated with the technology, the hand pump and the trademark Aqua Gear TM (Note 4). The warrants are redeemable any time after August 1, 2008 and are exercisable through December 1, 2010. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded compensation expense relating to the estimated value of these warrants, which is included in general and administrative expenses in the Company’s Condensed Consolidated Statement of Operations.

A summary of warrant activity is as follows:

Outstanding warrants	Warrants Outstanding	Exercise Price

Balance, February 28, 2006	6,000,000	$0.225
Granted	100,000	0.40
Exercised	0	0
Canceled	0	0
Balance, August 31, 2006	6,100,000	$0.225-0.40

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2006

NOTE 8: RESTATEMENT OF FINANCIAL STATEMENTS

The Company became aware of certain errors in its previously filed financial statements in the course of responding to comments of the Securities and Exchange Committee resulting from their review of the Company’s General Form for Registration of Securities on Form 10 and Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006 and during the preparation of its financial statements in connection with its second quarter ended August 31, 2006. On March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, (“FAS 123R”) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains services in share based payment transactions. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to FAS 123R. In connection with the Company recalculating its compensation expense under FAS 123R it was determined that an incorrect volatility factor was previously utilized resulting in an approximate $100,000 understatement of expenses during the three-month period ended May 31, 2006. Additionally, since the Company elected the modified prospective transition method, the Company adjusted its additional paid in capital as of the beginning of the fiscal year for the carrying amounts of unearned compensation cost.

Prior to March 1, 2006, the Company accounted for stock based awards using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (FAS 123). Under the intrinsic value method, no stock based compensation expense had been recognized in the Company’s Condensed Consolidated Statement of Operations, other than as related to warrants or restricted common shares granted to employees and consultants below the fair market value of the underlying stock at the date of grant.
During April 2006, the Company issued 50,000 common shares, subject to a one year restriction period, to shareholders of Continental Technologies, Inc. (“Continental’) with an approximate value of $16,100 for the Redi Chlor brand name and trademark. As the purchase agreement provides the shareholders of Continental the right to sell the common shares back-to the Company, at Continental’s sole option for a period of six months after the restriction period at $0.75 per share, the Company recorded a liability for approximately $16,100. Previously, the Company had overstated the fair value of the patent by approximately $10,700 and recorded the estimated fair market value of the common shares, approximately $16,100, as an equity transaction.

Finally, as recommended by the SEC the company reclassified the California minimum franchise fee from provision for income taxes to a component of general and administrative expenses.

The following is a summary of the anticipated effects of these changes cited above on the condensed consolidated balance sheets as May 31, 2006 as well as the anticipated effects of these changes on the condensed consolidated statements of operations and cash flows for the quarter then ended.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2006
              May 31, 2006:

	Condensed Consolidated Balance Sheets
	As Previously Reported	Adjustments	As Restated
Intangible assets	$44,128	$(10,700)	$33,428
Total assets	1,255,545	(10,700)	1,244,845
Accrued expenses	224,968	5,400	230,368
Total liabilities	886,365	5,400	891,765
Additional paid in capital	5,530,113	(85,252)	5,444,861
Unearned compensation	(169,413)	169,413	-
Unearned interest	(287,753)	(163,145)	(450,898)
Accumulated deficit	(5,174,489)	(100,261)	(5,274,750)
Net (loss)	(216,555)	(100,261)	(316,816)
Net (loss) per share-basic and diluted	(0.01)	-	(0.01)
Total stockholders’ equity	369,180	(16,100)	353,080
Total liabilities and stockholders’ equity	1,255,545	(10,700)	1,244,845

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2006

              For Quarter Ended May 31, 2006:

	Condensed Consolidated Statements of Operations
	As Previously Reported	Adjustments	As Restated
Consulting fees to related parties	$(35,000)	$(21,860)	$(56,860)
Total operating expenses	(203,429)	(19,912)	(223,341)
Net loss from operations	(144,948)	(19,912)	(164,860)
Interest expense to related parties	(75,582)	(79,828)	(155,410)
Total other income (expense)	(70,007)	(81,949)	(151,956)
Net loss before provision for income taxes	(214,955)	(101,861)	(316,816)
Provision for income taxes	(1,600)	1,600	-
Net loss	(216,555)	(100,261)	(316,816)
Net (loss) per share-basic and diluted	(0.01)	-	(0.01)

The Company expects that the incremental non-cash compensation expense reflected in the restatement will not affect the Company’s current cash position or financial condition. Moreover, the stock based compensation-related restatement will not affect previously reported revenues.

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

On January 31, 1998, we entered into a Purchase Agreement to acquire all of the assets of Aqua Vision International, a private California entity. This Purchase Agreement was amended on February 26, 1999 to provide for the issuance of 8,000 shares of Series "AAA" Cumulative Convertible Preferred Voting Stock in lieu of all consideration that had remained unpaid under the original Purchase Agreement. Aqua Vision International had been in operation since 1995 to develop, manufacture, and market its own proprietary water filtration systems. In 2004, the Series "AAA" Cumulative Convertible Preferred Voting Stock was converted to common stock. No preferred stock is currently issued or outstanding.

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

In 2001, the World Bank placed the value the world water market at close to $400 billion annually. Bottled water, according to Water Facts, has emerged as the second largest commercial beverage category by volume in the US. However, Seychelle products compete in a more limited market: the portable and home filtration products segments.

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

We signed a License Agreement with Gary Hess, doing business as Aqua Gear USA on June 6, 2002 for a product known as the "Hand Held Pump Technology." We licensed all proprietary rights associated with this technology. We will pay a 2% royalty on our gross income for the technology during the term of the license. The License Agreement is for an initial term of five years, with five successive five-year renewals. This offers us an additional proprietary product in the portable filtration industry. We believe that this purchase compliments our current product line. As of the date of this filing, this technology has resulted in a product called Pump N’ Pure which allows the user to draw filtered water from virtually any container or location. The Company continues to believe that the product will be viable in developing countries as an emergency preparedness product, and for families where cost is a prime consideration. No royalties have been accrued or paid to date under this agreement.

During July 2006 the Company signed a second License Agreement with Gary Hess doing business as Aqua Gear USA. We will pay a 2% royalty on net income up to $120,000 and 1% thereafter. The License Agreement shall continue indefinitely unless terminated due to a default or breach of the agreement. This affords the Company additional patent protection (patent # 6,136,188) and ownership of the trademark Aqua Gear.  Products affected all filter bottles and flip up bottles sold in the product line.

During April 2006, the Company issued 50,000 common shares to shareholders of Continental Technologies, Inc. with an approximate value of $16,100 for the Redi Chlor brand name, trademark and the use of the EPA Registration Number 55304-4-7126. The agreement further agrees to remit Continental a ten percent commission on net sales as defined of the existing product, or any new products sold directly by us, and ten percent on any product sold by Continental for us to their existing or new customers at our OEM prices. The agreement is for the life of Seychelle. During the three-month period ending August 31, 2006, the Company was preparing for launching several new products that have undergone the extensive research and development, design, tooling and production steps required for commercialization prior to introduction.

Also in the third quarter, Food For Health has ordered an additional 20,000 bottles for a total of 40,000 bottles as of the date of this filing.

Manufacturing

The Company has determined that we will be able to produce some of our product components in China at a lower cost than what could be made in the US. However, we anticipate that final assembly of our products will continue to be done in San Juan Capistrano.

In China our original manufacturing agreement with Heibei RO Environmental Technologies expired and was not renewed. Instead, we signed an exclusive agreement with Huanghua Seychelle Plastic Co., Ltd on September 1, 2005.

Distribution Methods of the Products

We plan to pursue sales with Retail, Military, Government, Multi-Level Marketing, International, OEM and Joint Ventures.

We have signed product distribution agreements with Confident, Inc. for China, Taiwan, Hong Kong and Singapore and with ABMS Health Care for India and are exploring opportunities in other countries.

In Japan, Vortex represents us as a non-exclusive distributor selling our product line to dealers, distributors and retail stores.

In the US, Food for Health, Inc. a manufacturer and marketer of nutritional food and vitamin products based in Orem, UT has signed an Agreement with us to sell certain water filtration products, using the Aqua Gear brand name, to a variety of their customers including big-box stores in the US and Canada. To date, Food for Health, Inc. has ordered 40,000 bottles. Separately, Food for Health has contracted with us to source varied products (such as pots, radios, utensils, blankets, etc.) made in China for their Emergency Preparedness packs to be sold to their customers. These products will be shipped direct to Food for Health from China.

We will also continue to promote our products and technologies to non-profit organizations, such as the Red Cross, the U.S. and international militaries, missionaries, charitable and fund-raising groups and other philanthropic organizations.

The backlog of the Company has increased significantly from about $8,000 per quarter to $286, 000 as of August 31, 2006. This is due to increased activity at Wellness International with a backlog of $171,000 and $109,000 resulting from the new distribution agreement signed in October 2006 with Food For Health.

Management's Discussion and Analysis

Results of Operations

Three-month period ending August 31, 2006 compared to the corresponding period in 2005.

Selected Financial Data	2006	2005	Year Over Year Change %

Sales	$219,024	$186,425	$32,599	17
Cost of sales	$108,739	$138,573	($ 29,834)	(22)
Gross profit	$110,285	$47,852	$62,433	130
General & administrative expenses	$170,841	$163,901	$6,940	4
Consulting fees to related parties	$56,860	$59,044	($ 2,184)	(4)
Interest expense to related parties	$155,410	$60,820	$94,590	156

Sales.. The increase in sales is primarily attributable to changes in customer buying patters. A few of the significant changes are: Aquasafe Corp. (from nil in 2005 to $23K in 2006), Vortex Ltd. (from nil in 2005 to $14K in 2006) and Emergency Essentials (from nil in 2005 to $15K in 2006). This increase in sales was partially offset by decreased sales to McConnell Associates (from approximately $22,000 in 2005 to nil in 2006) and Juvio Corp. (from approximately $23,000 in 2005 to nil in 2006). Fluctuations in sales to other customers are not discussed as management believes that such amounts are not significant.

Cost of sales and gross profit. The increase in gross profit is primarily due to the Company recording a $79,789 sale on inventory during the three-month period ending August 31, 2005. This increase in gross profit was partially offset by increased raw material costs combined with additional costs of outside labor to assemble inventory items.

General & administrative expenses.. The increase in general & administrative expenses was primarily due to increased legal fees (from approximately $8,000 in 2005 to approximately $15,000 in 2006).

Consulting fees to related parties. The decrease in consulting fees was due to warrants issued to Messrs. Richard Parsons and Jim Place, during July 2005, redeemable into restricted shares of the Company’s stock at $.225 per share. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company is amortizing the beneficial conversion feature over the life of the warrants.

Interest expense to related parties. The increase in interest expense was primarily due to the amortization of the beneficial conversion feature of the warrants issued to the TAM Trust during July 2005..

Net loss. We had a net loss for the three-month period ending August 31, 2006 of $283,782, compared to a net loss of $240,576. Most of our continuing net losses in the three-month period ending August 31, 2006 and 2005 were attributable to accounting and legal fees to assist in the preparation of the Form 10SB and other SEC filings, financing costs with the TAM Trust, our the primary lender, and the amortization of officer stock compensation.

Six-month period ending August 31, 2006 compared to the corresponding period in 2005.

Selected Financial Data	2006	2005	Year Over Year Change %

Sales	$388,899	$424,412		($ 35,513)	(8)
Cost of sales	$220,132	$215,548		$4,584	2
Gross profit	$168,767	$208,864		($ 40,097)	(19)
General & administrative expenses	$318,287	$324,474		($ 6,187)	(2)
Consulting fees to related parties	$113,720	$89,045		$ 24,675	28
Interest expense to related parties	$310,820	$114,573		$196,247	171
Net cash used in operating activities	($111,681)	($107,906)	$	(3,775)	(107)
Net cash used in investing activities	($22,878)	($ 32,240)		$9,362	29
Net cash (used) provided financing activities	($ 52,725)	$936,110		($988,835)	(105)

Sales. The decrease in sales is primarily attributable to changes in customer buying patterns. A few of the significant changes are: approximately $59,000 sales to Wellness Enterprises and approximately $70,000 to BK Pakistan. This decrease in sales was partially offset by the Company entering into a five (5) year exclusive distribution agreement with Confident, Inc. to sell its water filtration products in the markets of The Peoples Republic of China, Taiwan, Singapore and Hong Kong. During the six-month period ending August 31, 2006, total sales to Confident, Inc. and its affiliated entities approximated $31,000. Additionally, the Company increased sales with Healthy Directions LLC (from approximately $14,000 in 2005 to approximately $31,000 in 2006), Vortex Ltd. (from nil in 2005 to approximately $19,000 in 2006) and Aquasafe Corp. (from $nil in 2005 to approximately $27,000 in 2006). In the winter of 2006, we plan to launch several new products that we believe have undergone the extensive research and development, design, tooling and production steps required for commercialization prior to introduction. We believe that this is possible as a result of the exclusive plastic manufacturing agreement signed with Huanghua Seychelle Plastic Co., Ltd. in China. Also, we are preparing a disaster-preparedness order with one of our new products for a test market by a vendor of a major retailer. Fluctuations in sales to other customers are not discussed as management believes that such amounts are not significant.

Cost of sales and gross profit. The decrease in gross profit is primarily due to a change in sales mix, as the gross profit for sales to Wellness Enterprises and BK Pakistan was approximately $105,000 during the six-month period ending August 31, 2005 combined with increased raw material costs and additional costs of outside labor to assemble inventory items. The new products noted above have higher gross margins levels and will improve the overall gross profit as the products achieve significant sales levels.

General & administrative expenses. The decrease in general & administrative expenses was primarily due to a reduction in outside accounting assistance (from approximately $170,000 in 2005 to approximately $114,000 in 2006) as the Company incurred such costs to catch up on SEC filings at the beginning of the prior year. Additionally, in the prior year a consultant surrendered to the Company 250,000 restricted common shares, which we have estimated at approximately $33,000, due to his non-performance of certain contractual obligations. These decreases were partially offset by increased legal fees (from approximately $8,000 in 2005 to approximately $35,000 in 2006).

Consulting fees to related parties. The increase in consulting fees was primarily due to warrants issued to Messrs. Richard Parsons and Jim Place, during July 2005, redeemable into restricted shares of the Company’s stock at $.225 per share. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company is amortizing the beneficial conversion feature over the life of the warrants.

Interest expense to related parties. The increase in interest expense was primarily due to the amortization of the beneficial conversion feature of the warrants issued to the TAM Trust during July 2005.

Net loss. We had a net loss of $600,598 for the six-month period ending August 31, 2006, compared to a net loss $322,061 for the six-month period ending August 31, 2005. Most of our continuing net losses in the six-month periods ending August 31, 2006 and 2005 were attributable to accounting and legal fees to assist in the preparation of the Form 10SB and other SEC filings, financing costs with the TAM Trust, our the primary lender, and the amortization of officer stock compensation.

Liquidity and Capital Resources

Net cash used in operating activities. During the six-month period ending August 31, 2005, the Company funded its operations through funds previously obtained by sale of restricted common stock. During the six-month period ending August 31, 2006, the net loss from operations of approximately $600,598 was offset by approximately $431,000 non-cash expenditures. These non-cash expenses primarily relate to approximately $311,000 in financing costs and the amortization of approximately $113,000 in officer stock compensation.

Net cash used in financing activities.. The 2005 cash provided by financing activities was due to the sale of approximately $1,013,000 in restricted common stock, which was partially reduced by approximately $8,000 repayment of related party advances. During 2006 the company decided to pay down its notes payable with a related party.

As of August 31, 2006, the Company had $448,285 in cash and $50,000 available borrowing under its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenues and external financing to meet the Company’s liabilities and commitments as they become payable.

The Company currently estimates monthly cash requirements of $36,000 to cover general and administrative overhead costs.

Consequently, we do not foresee the need for additional funding at least for the period ending August 31, 2007. As of the date of this filing, the TAM Irrevocable Trust has expressed a willingness to provide additional funding if required; however, an amount has not been discussed. Moreover, in the foreseeable future the Company does not believe additional funding is required.

Critical Accounting Policies and Estimates

 Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, impairment of goodwill and other intangible assets, accounting for transactions which potentially could be settled in a company’s own stock, accounting for legal contingencies, accounting for income taxes, and accounting for stock-based compensation.

Revenue Recognition

EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, discusses the diversity regarding whether a company should report revenue based on gross billings or the net amount retained because it is earned a commission or fee. On sales to Food for Health, the Company functions as a broker and therefore, receives only a fee for coordinating sales from Huanghua Seychelle Plastic Co., Ltd. with the customer. Since the Company has no risk of inventory ownership, the Company records its revenue from each transaction as only its portion of the fee associated with the shipment.

Goodwill and Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment on an annual basis (March 1 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of an operating unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination. We evaluate our reporting units on an annual basis and if necessary, reassign goodwill using a relative fair value allocation approach.

Transactions Potentially Settled in a Company’s Own Stock

EITF #00-19 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

Additionally, the EITF #00-19 is based on the concept that contracts that require net-cash settlement are assets / liabilities and contracts that require settlement in shares are equity instruments.   These contracts may be settled in a variety of methods.

Contracts that include any provision that could require net-cash settlement cannot be accounted for as equity of the company.  Company management believes the warrants issued by the Company would be classified as a physical settlement as the buyer pay a predetermined price for a fixed number of shares, therefore, no net-cash settlement is required and classification as equity is appropriate.  Additionally, the company believes that all other conditions required by EITF 00-19 have been met to be classified as equity.

Income Taxes

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5.

Share Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out by the Company’s President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the quarter ended August 31, 2006.  For the quarter ended August 31, 2006, management has concluded that the Company’s disclosure controls are not effective.

Changes in Internal Controls

We previously reported in Item 8A- "Controls and Procedures" in our annual report on Form 10-KSB for the year ended February 28, 2006, material weaknesses in internal controls. Specifically, as of such date, since the Company had not hired a full time internal accountant, the Company concluded that their disclosure controls and procedures were not effective in ensuring that all information required to be disclosed in reports to be filed or submitted under the Exchange Act were available within the time periods specified. Additionally, the Company’s management concluded that as of February 28, 2006, the Company had not timely reconciled various accounts including inventory, fixed assets, accrued liabilities and other accounts, and were required to make adjustments during the audit process. These aforementioned control deficiencies could result in a misstatement of the Company’s accounts, presentation and disclosure that may not be prevented or detected.

During July 2006, the Company hired an internal accountant with the goal of strengthening its disclosure controls and procedures in time for the Form 10QSB filing for the second quarter ending August 31, 2006.

In connection with hiring an internal accountant, the Company began to enhance procedures, which included improved training and review processes to ensure proper preparation, review, presentation, and disclosure of amounts included in its financial statements. Accordingly, the Company’s management believed it had improved the design and effectiveness of its internal control over financial reporting; however, not all of the newly designed controls have operated for a sufficient period of time to demonstrate operating effectiveness.

During the preparation, review, presentation, and disclosure of amounts included in the Company’s financial statements included in its Form 10QSB filing for the second quarter ended August 31, 2006, Company management concluded that although accounts were being reconciled on a more timely basis, controls surrounding the accumulation and valuation of inventory and molds maintained at vendor facilities continue to require improvement. In addition, the Company was not applying appropriate accounting principles with respect to transactions in which an entity exchanges its equity instruments for goods or services (Statement of Financial Accounting Standards No. 123R, Share-Based Payments) and was required to make adjustments during the review process for both valuation and presentation.

Additionally, during April 2006, the Company issued 50,000 common shares, subject to a one year restriction period, to shareholders of Continental Technologies, Inc. (“Continental’). As the purchase agreement provides the shareholders of Continental the right to sell the common shares back-to the Company, at Continental’s sole option for a period of six months after the restriction period at $0.75 per share, the Company recorded a contingent liability for approximately $16,100. Previously, the Company had overstated the fair value of the patent by approximately $10,700 and recorded the estimated fair market value of the common shares, approximately $16,100, as an equity transaction. The Company continues to aggressively address the aforementioned problems.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During May 2001, Seychelle Water Technologies, Inc. was named and served with a lawsuit originally filed by SafeWater Anywhere, Inc. and John Ferguson as plaintiffs. This lawsuit was filed in State Superior Court in Orange County, California. Mr. Carl Palmer was also named as a defendant. The complaint alleged breach of fiduciary duty, constructive fraud, promissory fraud, rescission, constructive trusts, unfair trade practices, and conversion, and sought unspecified damages and injunctive relief. The original suit was dismissed upon motion of the defendants, but was subsequently re-filed by John M. Ferguson individually on or about October 13, 2004. The re-filed suit was again brought against Seychelle Water Technologies, Inc. and Carl Palmer, and again alleges breach of fiduciary duty, constructive fraud, promissory fraud, rescission, constructive trust, unfair trade practices, and conversion, and seeks unspecified damages and injunctive relief. Plaintiff essentially alleges that defendants Seychelle Water Technologies, Inc. (hereafter “Seychelle Water”) and Carl Palmer fraudulently induced plaintiff to enter into an agreement to relinquish 4,000,000 shares of the stock of defendant Seychelle Water. Plaintiff alleges that he originally entered into a joint venture and stock subscription agreement with DuSean Berkich (“Berkich”), pursuant to which Berkich and plaintiff formed and controlled Seychelle Water. Plaintiff alleges that when he discovered certain improprieties by Berkich, he became concerned, and ultimately agreed to the (re)purchase by Berkich of his interest in the Seychelle Water stock. Plaintiff is now suing to recover damages he allegedly suffered as a result of the (re)purchase by Berkich of his interest in Seychelle Water. A demurrer to the re-filed complaint was filed and in response a first amended complaint was filed and served. A second demurrer to the First Amended Complaint has been filed and sustained by the Court, and plaintiff has been granted fourteen days leave to amend. A second amended complaint has now been filed and answered. As of the filing of this document, the lawsuit has been settled for 5,000 restricted shares of common stock and dismissal is pending.

Otherwise, we know of no legal proceedings pending or threatened or judgments entered against the Company or against any of our directors or officers in his or her capacity as such.

ITEM 2. CHANGES IN SECURITIES

Warrants

On July 25, 2005, the Company granted to Gary Hess, doing business as Aqua Gear USA, 100,000 warrants redeemable on restricted shares of the Company’s stock at a purchase price of $.40 per share. Mr. Hess is the licensor of all proprietary rights associated with the technology and the trademark Aqua Gear TM. The warrants are redeemable any time after August 1, 2008 and are exercisable through December 1, 2010. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded compensation expense relating to the estimated value of these warrants, which is included in general and administrative expenses in the Company’s Condensed Consolidated Statement of Operations.

Common stock

During the three-month period ended August 31, 2006, the Company issued an aggregate of 50,000 common shares to various investors for cash for an approximate total value of $50,000.
		Common Stock
Date Issued	Issued to	Shares	Estimated value

March 16, 2006	B. Clark	10,000	$2,250
March 16, 2006	C. Yris	10,000	$2,250
March 16, 2006	J. Condon	10,000	$2,250
March 16, 2006	J. Oppat	10,000	$2,250
March 16, 2006	J. Westwood	10,000	$2,250

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
			Common Stock
Date Issued	Issued to	Type of Liability	Shares	Estimated value

March 29, 2006	Wong Johnson & Associates, APC	Accrued accounting fees	25,000	$65,470
April 10, 2006	Phil Englund	Accrued legal fees	65,516	$5,000
April 26, 2006	Horn & Loomis	Accrued legal fees	75,000	$37,500

During the three-month period ended August 31, 2006, the Company issued an aggregate of 8,000 restricted shares to three consultants for services with an approximate total value of $3,100.

			Common Stock
Date Issued	Issued to	Type of Liability	Shares	Estimated value

July 12, 2006	Bethany Davenport	Consulting	1,000	$360
July 12, 2006	Stephanie Place	Consultant	1,000	$360
August 23, 2006	Terry Crane	Photography	1,000	$390
August 23, 2006	Maria Villafuerte	Outside assembly	5,000	$2000

During the three-month period ended August 31, 2006, the Company issued an aggregate of 29,876 restricted shares to a debt holder with an approximate total value of $23,700.

In the transactions shown above, the issuance, delivery and sale of our common stock were made pursuant to the private offering exemption within the meaning of Section 4(2) of the Act because the offers were made to a limited number of people, all of whom received all material information concerning the investment and all of whom have had sophistication and ability to bear economic risk based upon their representations to us and their prior experience in such investments. In all of the transactions shown above, we have issued stop transfer orders concerning the transfer of certificates representing all the common stock issued and outstanding as reported in this section.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS OF A VOTE TO SECURITY HOLDERS

We did not submit any matter to a vote of security holders through solicitation of proxies during the second quarter of the fiscal year covered by this report.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K

(a) Exhibits

10.R	Food for Food Health Purchase Agreement

10.S	Food for Health Distribution Agreement

10.T	Seychelle Environmental Technologies, Inc. License Agreement with Mr. Gary Hess

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 Section 906 of the Sarbanes-Oxley Act of 2002)

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act OF 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seychelle Environmental Technologies, Inc.
Date: December 28, 2006	By:	/s/ Carl Palmer
Director, Chief Executive Officer and President

Date: December 28, 2006	By:	/s/ Jim Place
Director and Chief Financial Officer and Chief Operating Officer