Form 10QSB
period 2006-11-30
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2007-01-29
CIK 1056757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ending November 30, 2006

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission File No. 0-29373

Seychelle Environmental Technologies, Inc.
(Exact Name of registrant as specified in its charter)

Nevada	33-0836954
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

33012 Calle Perfecto
San Juan Capistrano, California	92675
(Address of principal executive offices)	(zip code)

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

State the number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 30, 2006, was 25,108,211.

Transitional Small Business Disclosure Format (Check one): Yes: ___ No: __X_

References in this document to "us," "we," “Seychelle,” “SYEV,”or "Company" refer to Seychelle Environmental Technologies, Inc., a Nevada corporation and our wholly owned subsidiary, Seychelle Water Technologies, Inc., also a Nevada corporation.

FORM 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technology, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
 CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

As of November 30, 2006

ASSETS
CURRENT ASSETS
Cash	$419,336
Trade receivables	80,775
Inventories, net	598,373
Prepaid expenses	370,864

Total current assets	1,469,348

PROPERTY AND EQUIPMENT, NET	340,519

INTANGIBLE ASSETS, NET	35,279

OTHER ASSETS	6,742

Total non-current assets	382,540

TOTAL ASSETS	$1,851,888

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(CONTINUED)

As of November 30, 2006

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$69,819
Accrued expenses	229,380
Line of credit	50,000
Accrued interest due to related parties	245,078
Customer deposits	615,660
Income taxes payable	3,600

Total current liabilities	1,213,537

NOTES PAYABLE TO RELATED PARTIES	299,175
NOTE PAYABLE TO FINANCIAL INSTITUTION	136,413

Total long-term liabilities	435,588

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock $.001 par value - 50,000,000 shares authorized; 25,108,211 issued and outstanding	25,103
Additional paid-in capital	5,604,891
Estimated value of warrants	448,000
Accumulated deficit	(5,875,231)

Total stockholders' equity	202,763

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,851,888

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three-Month Periods Ending November 30,

	2006	2005

SALES	$295,313	$146,419

COST OF SALES	116,999	187,678

Gross profit	178,314	(41,259)

OPERATING EXPENSES
Selling	45,161	3,112
General and administrative	153,521	75,366
Consulting fees to related parties	13,208	46,020

Total expenses	211,890	124,498

LOSS FROM OPERATIONS	(33,576)	(165,757)

OTHER INCOME (EXPENSES)
Interest income	4,022	4,005
Interest expense to related parties	(284,430)	(76,178)
Miscellaneous expense	(2,714)	(1,733)

Total other income (expense)	(283,122)	(73,906)

Net loss	$(316,698)	$(239,663)

BASIC AND DILUTED (LOSS)
PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES: BASIC AND DILUTED	22,810,836	13,363,702
See accompanying notes to condensed consolidated financial statements

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Nine-Month Periods Ending November 30,

	2006	2005
SALES	$684,212	$570,831

COST OF SALES	337,132	440,125

Gross profit	347,080	130,706

OPERATING EXPENSES
Selling	81,957	11,158
General and administrative	473,408	399,621
Consulting fees to related parties	126,928	135,061

Total expenses	682,293	545,840

LOSS FROM OPERATIONS	(335,213)	(415,134)

OTHER INCOME (EXPENSES)
Interest income	13,166	5,212
Interest expense to related parties	(595,250)	(190,073)
Miscellaneous income (expense)	-	1,377

Total other income (expense)	(582,084)	(183,484)

Net loss	$(917,297)	$(598,618)

BASIC AND DILUTED (LOSS)
PER SHARE	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
SHARES: BASIC AND DILUTED	22,642,826	13,363,702

See accompanying notes to condensed consolidated financial statements

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine-Month Periods Ending November 30,

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(917,297)	$(598,618)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	25,158	19,931
Stock-based compensation and interest expense	620,911	340,269
Contributed executive services	7,500	7,500
Stock issued for services	33,406	25,350
Estimated value of unearned compensation	(46,993)	-
Return of shares due to failure to perform services	-	(32,500)
Provision for doubtful accounts	-	(2,047)
Provision for slow moving inventory	-	79,789
Changes in operating assets and liabilities:
Trade receivables	(47,173)	(10,889)
Inventory	(206,732)	(110,186)
Prepaid expenses and other assets	(327,593)	(20,790)
Accounts payable	8,808	533
Accrued expenses	98,531	64,425
Accrued interest due to related parties	75,763	26,702
Customer deposits	586,612	1,278
Income tax payable	(2,800)	1,600

Net cash used in operating activities	(91,899)	(207,653)

CASH FLOWS FROM INVESTING ACTIVITIES
Down payment on purchase of airplane	(10,000)	-
Purchase of tooling, equipment and leasehold improvements	(63,209)	(33,413)
Insurance proceeds from damaged equipment	2,500	-
Increase in patents	(2,400)	(1,440)

Net cash used investing activities	(73,109)	(34,853)

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)

For the Nine-Month Periods Ending November 30,

	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	$12,750	$1,013,756
Unissued stock liability	-	6,000
Purchase of common stock	-	(32,846)
Payment of finders fees	-	(11,800)
Proceeds from line of credit	-	50,000
Repayments on related party notes payable	(63,975)	(92,500)

Net cash (used in) provided by financing activities	(51,225)	932,610

NET (DECREASE) INCREASE IN CASH	(216,233)	690,104

Cash, beginning of period	635,569	23,782

Cash, end of period	$419,336	$713,886

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

Interest	$-	$-
Income taxes	$4,400	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Purchase of airplane with debt	$136,413	$-
Stock issued for settlement of debt	$147,305	$125,405
Stock issued for intellectual property	$16,100	$-
Stock issued for services	$33,406	$25,350
Stock issued for accrued interest	$-	$228,000

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2006

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements of Seychelle Environmental Technologies, Inc. (the “Company”) for the three and nine-month periods ended November 30, 2006 and November 30, 2005 have been prepared in conformity with the accounting principles described in the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 28, 2006 (the “Annual Report”) and include all adjustments considered necessary by management for a fair statement of the interim periods. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Annual Report. Results for the three and nine-month periods ended November 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2007.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. These criteria are typically met when product is shipped. Revenue is not recognized at the time of shipment if these criteria are not met.

On sales to Food for Health, the Company functions as a broker and therefore, receives only a fee for coordinating sales from Huanghua Seychelle Plastic Co., Ltd. with the customer. Since the Company has no risk of inventory ownership, the Company records its revenue from each transaction as only its portion of the fee associated with the shipment. During the three and nine-month periods ended November 30, 2006, the Company recognized approximately $47,500 and $56,500, respectively, in distribution income from its efforts, which is included in sales on the Company’s Condensed Consolidated Statement of Operations.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2006

NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Adoption of Statement of Financial Accounting Standards No. 123(R)

On March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, (FAS 123(R)) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains services in share based payment transactions. FAS 123(R) requires a public entity to measure the cost of services received in exchange for an award of equity instruments, including stock warrants, based on the grant date fair value of the award and to recognize it as compensation expense over the period required to provide service in exchange for the award, usually the vesting period. FAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issues to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to 123(R). The Company has applied the provisions of SAB 107 in its adoption of FAS 123(R).

The Company adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of March 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s condensed consolidated financial statements as of and for the three and nine-months ended November 30, 2006 reflect the impact of FAS 123(R).  In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for the three and nine-months ended November 30, 2005 have not been restated to reflect, and do not include, the impact of 123(R).

123(R) requires companies to estimate the fair value of share based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statement of operations. Prior to the adoption of FAS 123R, the Company accounted for stock based awards using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (FAS 123). Under the intrinsic value method, no stock based compensation expense had been recognized in the Company’s Condensed Consolidated Statement of Operations, other than as related to warrants or restricted common shares granted below the fair market value of the underlying stock at the date of grant.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2006

Stock based compensation expense recognized during the three and nine-months ended November 30, 2006 is based on the value of the portion of share based payment awards that are ultimately expected to vest during the period. Stock based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three and nine-months ended November 30, 2006 included compensation expense for share based payment awards granted prior to, but not yet vested as of February 28, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of 123R and compensation expense for the share based payment awards granted subsequent to February 28, 2006 based on the grant date fair value estimated in accordance with the provisions of FAS 123R. As stock based compensation expense recognized in the condensed consolidated statement of operations for the first nine months of fiscal 2007 has been based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and nine-month periods ended November 30, 2006, the Company applied an estimated forfeiture rate of zero% for officer grants, as the vesting periods are complete as of December 1, 2006. As of the date of this filing, there were no warrants granted to non-officers of the Company and therefore, no forfeiture rate was utilized. The estimated vesting term of warrant grants for the three and nine-month periods ended November 30, 2006 was 4.0 years for officer grants.
FAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those warrants to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and nine-month periods ended November 30, 2006 and 2005. Prior to the adoption of FAS 123R, those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock warrant exercises.
The fair value of stock based awards is calculated using the Black Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock warrants. The Black Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The risk free rate selected to value any particular grant is based on the United States Treasury’s T-bill rate (3.5%). The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock based compensation expense in future periods.

The weighted average fair value of stock based compensation is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock based compensation awards is amortized using the straight line method over the vesting period of the warrants or restricted common shares, as such method is consistent with the officer's contractual obligation. The Company’s fair value calculations for stock based compensation awards for the three and nine-month periods ended November 30, 2006 were based on the following assumptions:

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2006

	Three-Months Ended November 30, 2006	Nine-Months Ended November 30, 2006

Risk free interest rate	3.5%	3.5%
Expected life	1.58 - 3.33	1.58 - 3.33
Expected volatility	235 - 323%	235 - 323%
Expected dividends	None	None

The following table summarizes stock based compensation, consulting and interest costs related to stock warrants and restrictive common shares under FAS 123(R) for the three and nine-month periods ended November 30, 2006, allocated as shown:

	Three-Months Ended November 30, 2006	Nine-Months Ended November 30, 2006

General and administrative	$ 1,948	$ 3,896
Consulting fees to related parties	$ 61,580	$180,847
Interest expense to related parties	$155,410	$466,230
Total stock and warrant based compensation expense	$218,938	$650,973

For the three and nine-month periods ended November 30, 2006, the amounts of stock based compensation related to stock warrants were $49,457 and $142,530, respectively. For the three and nine-month periods ended November 30, 2006, the amounts of stock based compensation expense related to restricted common shares were $14,071 and $42,213, respectively.

For the three and nine-month periods ended November 30, 2006, the amounts of stock based interest related to stock warrants were $109,415 and $328,245, respectively. For the three and nine-month periods ended November 30, 2006, the amounts of stock based interest expense related to restricted common shares were $45,995 and $137,985, respectively.

The Company’s net loss for the three and nine-month periods ended November 30, 2006 was $316,698 and $917,297 respectively. The Company’s net loss for the three months ended November 30, 2006 was $116,641 greater than it would have been if the Company had continued to account for share based compensation under APB 25. The Company’s net loss per common share, basic and diluted, for the three months ended November 30, 2006 was $0.01. The Company’s net loss per common share, basic and diluted, for the three months ended November 30, 2006 was equal to what it would have been if the Company had continued to account for share based compensation under APB 25. The Company’s net loss for the nine months ended November 30, 2006 was $353,816 greater than it would have been if the Company had continued to account for share based compensation under APB 25. The Company’s net loss per common share, basic and diluted, for the nine months ended November 30, 2006 was $.04. The Company’s net loss per common share, basic and diluted, for the nine months ended November 30, 2006 was $0.02 greater than it would have been if the Company had continued to account for share based compensation under APB 25.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2006

The summary of the warrant activity, relating to compensation and interest expense, during the nine-months ended November 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at February 28, 2006	4,000,000	$0.225
Granted	100,000	$0.40
Exercised	-	-
Cancelled	-	-
Outstanding at November 30, 2006	4,100,000	$0.229	2.29	$-0-

Vested or expected to vest at November 30, 2006	4,100,000	$0.229	2.29	-

Exercisable at November 30, 2006	2,680,000	$0.229	2.29	$-0-

The following table summarizes significant ranges of outstanding warrants accounted for under the provisions of SFAS 123(R) as of November 30, 2006:

		Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$0.225	500,000	2.25	$0.225	335,000	$0.225
$0.225	500,000	2.25	$0.225	335,000	$0.225
$0.225	500,000	2.25	$0.225	335,000	$0.225
$0.225	250,000	2.25	$0.225	167,500	$0.225
$0.225	250,000	2.25	$0.225	167,500	$0.225
$0.225	2,000,000	2.25	$0.225	1,340,000	$0.225
$0.400	100,000	4.25	$0.400	-	$0.400

	4,100,000	2.29	$0.229	2,680,000	$0.229

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2006
The per share weighted average fair value of warrants outstanding during the three-months ended November 30, 2006 and 2005 was $0.30 and $0.29, respectively. The per share weighted average fair value of warrants outstanding during the nine-months ended November 30, 2006 and 2005 was $0.30 and $0.29, respectively.

There were no warrants exercised or exercisable during the three and nine-months ended November 30, 2006 as all warrants granted to officers fully vest as December 1, 2006. As of November 30, 2006, total unrecognized adjusted compensation costs related to nonvested stock warrants for non-officers was approximately $45,000, which is expected to be recognized as an expense over a weighted average period of approximately 2 years ending August 2008. As of November 30, 2006, there were no unrecognized adjusted interest costs related to nonvested stock warrants as the warrants are fully vested as of December 1, 2006.

The summary of the restricted stock grants, relating to compensation and interest expense, during the nine-months ended November 30, 2006 is as follows:
Number of Shares

Nonvested balance at March 1, 2006	915,187
Granted	-
Vested	-
Forfeited	-
Nonvested balance at November 30, 2006	915,187

Vested or expected to vest at November 30, 2006	2,768,445

Exercisable at November 30, 2006	1,853,258

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2006

During the nine month periods ended November 30, 2005 and 2006, the following activity occurred -

	November 30, 2005	November 30, 2006

Stock awards granted	2,768,445	-

Weighted average grant - date fair value	$0.24	-

The per share weighted average fair value of restricted shares outstanding during the three months ended November 30, 2006 and 2005 was $0.24 and $0.24, respectively. The per share weighted average fair value of warrants outstanding during the nine months ended November 30, 2006 and 2005 was $0.24 and $0.24, respectively.

There were 1,853,258 restricted common shares vested during the three and nine-months ended November 30, 2006. As of November 30, 2006, there were no unrecognized adjusted compensation costs related to nonvested restricted common shares as all restricted shares are fully vested as of December 1, 2006. As of November 30, 2006, there were no unrecognized adjusted interest costs related to nonvested restricted common shares as all restricted common shares are fully vested as of December 1, 2006.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2006

Pro forma results are as follows:

	Three months ended November 30, 2005	Nine months ended November 30, 2005
Net loss, as reported	$(239,663)	$(598,618)

Add: Stock based compensation and interest expense included in reported net loss	122,195	325,134

Deduct: Total stock based compensation and interest expense determined under the fair value based method for all awards	(238,836)	(678,950)

Net loss, pro-forma	$(356,304)	$(952,434)

Basic and diluted net loss per common share:
As reported	$(0.02)	$(0.04)
Pro-forma	$(0.03)	$(0.07)

New Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position, that based solely on its technical merits is more likely than not to be sustained upon examination by the applicable taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, which is the Company’s 2007 fiscal year, although early adoption is permitted. The Company does not expect any material impact from applying FIN 48.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2006

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for financial statements as of December 31, 2006. The Company does not expect any material impact from applying FAS 158.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Considering the Effects Prior Period Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect any material impact from applying SAB 108.

In November 2005, the FASB issued FASB Staff Position 123(R)-3 (“FSP 123(R)-3”), “Transition Election Related to Accounting for the Tax Effect of Share-based Payment Awards,” that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R) (the “APIC Pool”) to the method otherwise required by paragraph 81 of SFAS 123(R). The Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative methods. Until and unless the Company elects the transition method described in this FSP, the Company will follow the transition method described in paragraph 81 of SFAS 123(R).

Reclassifications

Certain amounts in the fiscal 2006 financial statements have been reclassified to conform to the fiscal 2007 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings (accumulated deficit).
NOTE 2:   FOOD FOR HEALTH

During August 2006, the Company signed an agreement with Food for Health, Inc. a manufacturer and marketer of nutritional food and vitamin products, to sell certain water filtration products, using the Aqua Gear brand name, to a variety of their customers including big-box stores in the US and Canada. As of November 30, 2006, Food for Health, Inc. has ordered 100,000 bottles. As required by the agreement, the Company received fifty percent of the purchase order amount to provide the Company funds to purchase the required products from outside vendors. As of November 30, 2006, the Company had prepaid approximately $63,000 and $6,000 to Huanghua Seychelle Plastic Co., Ltd and Krudico Inc. for manufactured bottles and chlorine tablets. These payments are included within prepaid expenses in the Company’s Condensed Consolidated Balance Sheet.

Separately, Food for Health contracted with the Company to source varied products (such as pots, radios, utensils, blankets, etc.) made in China for their Emergency Preparedness packs to be sold to their customers. These products will be shipped directly to Food for Health from China. As of November 30, 2006, Food For Health has ordered approximately $628,000 in products from China. As required by the agreement, the Company received payment in full, approximately $310K, to provide the Company funds to purchase the required products. As of November 30, 2006, the Company prepaid Huanghua Seychelle Plastic Co., Ltd. approximately $271,000 for the ordered products. This prepayment is included within prepaid expenses in the Company’s Condensed Consolidated Balance Sheet.

NOTE 3:  INVENTORY

The following is a summary of inventory as of November 30, 2006:

Raw materials	$124,397
Work in progress	77,750
Finished goods	476,015
678,162
Reserve for obsolete or slow moving inventory	(79,789)

Net inventories	$598,373

Work in progress and finished goods inventory includes material, labor and manufacturing overhead costs.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2006

NOTE 4:   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at November 30, 2006:

Tooling	$314,934
Airplane	146,413
Equipment	49,354
Vehicles	10,000
Furniture and fixtures	15,465
Computer equipment	32,196
Leasehold improvements	3,279
571,641
Less: accumulated depreciation and amortization	231,122
$340,519

Total depreciation expense for the nine-month periods ended November 30, 2006 and 2005, was approximately $24,300 and $19,000, respectively.

NOTE 5:    INTANGIBLE ASSETS

The following is a summary of intangible assets at November 30, 2006:

Redi Chlor brand name and trademark	$16,100
Hand pump	8,000
Patents	20,145
44,245
Less: Accumulated amortization	8,966

$35,279

The estimated future amortization expense is approximately $1,200 per year.

During April 2006, the Company issued 50,000 common shares, subject to a one-year restriction period, to shareholders of Continental Technologies, Inc. (“Continental’) with an approximate value of $16,100 for the Redi Chlor brand name and trademark. The agreement further agrees to remit Continental a ten percent commission on net sales as defined of the existing product, or any new products sold directly by Seychelle, and ten percent on any product sold by Continental for Seychelle to their existing or new customers at Seychelle’s OEM prices. The agreement has an indefinite life and therefore, the Company does not amortize the value of the agreement but does evaluate the value on a periodic basis for impairment.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2006

NOTE 6:      ACCRUED EXPENSES

Accrued expenses consist of the following at November 30, 2006:

Accrued legal expenses	$145,768
Accrued accounting expenses	29,002
Accrued claim settlement	12,750
Accrued commissions	10,909
Accrual for stock purchase (Continental Technologies)	16,100
Other accrued expenses	14,851
$229,380

During April 2006, the Company issued 50,000 common shares, subject to a one-year restriction period, to shareholders of Continental Technologies, Inc. (“Continental’) with an approximate value of $16,100 for the Redi Chlor brand name and trademark. As the purchase agreement provides the shareholders of Continental the right to sell the common shares back-to the Company, at Continental’s sole option for a period of six months after the restriction period at $0.75 per share, the Company recorded a liability for approximately $16,100 (see Note 5).

NOTE 7:     LINES OF CREDIT

The Company has a line of credit agreement, totaling $100,000. The line of credit bears interest at the institution’s index rate (7.75% at November 30, 2006) plus two percent and is due March 31, 2007. As of November 30, 2006, the Company borrowed $50,000 against the line of credit.

During August 2006, the Company entered into a second line of credit agreement, totaling $150,000, to purchase an airplane.

During October 2006, the Company terminated the line of credit used to purchase the airplane and entered into a three-year term loan. The term loan bears interest at 6.5%, payable monthly, with the principal balance not repayable until September 2009.

NOTE 8:     CAPITAL STRUCTURE

Common Stock

During the three-month period ended May 31, 2006, the Company issued an aggregate of 50,000 common shares to various investors for cash for an approximate total value of $11,250.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2006

NOTE 8:     CAPITAL STRUCTURE, continued

During the three-month period ending May 31, 2006, the Company issued 50,000 common shares to shareholders of Continental Technologies, Inc. (“Continental’) with an approximate value of $16,100 for intellectual property (see Note 5). As the purchase agreement provides the shareholders of Continental the ability to sell the common shares after one-year back-to the Company, the Company recorded a liability for approximately $16,100 (see Notes 5 and 6).

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

During the three-month period ended November 30, 2006, the Company issued an aggregate of restricted 58,789 shares to consultants for services with an approximate total value of $40,541.

During the three-month period ended November 30, 2006, the Company issued an aggregate of 24,020 restricted shares to a debt holder with an approximate total value of $15,600.

During the three-month period ended November 30, 2006, the Company issued an aggregate of 3,000 common shares to various investors for cash for an approximate total value of $1,500.

Warrants
On July 25, 2006, the Company granted to Gary Hess, doing business as Aqua Gear, 100,000 warrants redeemable on restricted shares of the Company’s stock at a purchase price of $.40 per share. Aqua Gear is the licensor of all proprietary rights associated with the technology, the hand pump and the trademark Aqua Gear TM (see Note 5). The warrants are redeemable any time after August 1, 2008 and are exercisable through December 1, 2010. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded compensation expense relating to the estimated value of these warrants, which is included in general and administrative expenses in the Company’s Condensed Consolidated Statement of Operations.

A summary of warrant activity is as follows:

Outstanding warrants	Warrants Outstanding	Exercise Price

Balance, February 28, 2006	6,000,000	$0.225
Granted	100,000	0.40
Exercised	0	0
Canceled	0	0
Balance, November 30, 2006	6,100,000	$0.225-0.40

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

Business Plan

The management of Seychelle represents over 35 years of combined experience in developing improvements and innovations in the field of micron technology. As a result, our products can deliver up to .2-micron filtration, at pennies per gallon, with pressure as low as 24 pounds per square inch. Further, our point of difference filtration systems remove up to 99.8% of all known pollutants and contaminants most commonly found in fresh drinking water supplies in the four major areas of concern as follows:

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

We signed a License Agreement with Gary Hess, doing business as Aqua Gear USA on June 6, 2002 for a product known as the "Hand Held Pump Technology." We licensed all proprietary rights associated with this technology. We will pay a 2% royalty on our gross income for the technology during the term of the license. The License Agreement is for an initial term of five years, with five successive five-year renewals. This offers us an additional proprietary product in the portable filtration industry. We believe that this purchase compliments our current product line. As of the date of this filing, this technology has resulted in a product called Pump N’ Pure which allows the user to draw filtered water from virtually any container or location. The Company continues to believe that the product will be viable in developing countries as an emergency preparedness product, and for families where cost is a prime consideration. The Company plans to commence marketing the Hand Held Pump as part of its Aqua Gear product line to the United States sporting goods industry in 2007. As of November 30, 2006, approximately $2K in royalties have been accrued or paid under this agreement.

During July 2006 the Company signed a second License Agreement with Gary Hess doing business as Aqua Gear USA. We will pay a 2% royalty on net income up to $120,000 and 1% thereafter. The License Agreement shall continue indefinitely unless terminated due to a default or breach of the agreement. This affords the Company additional patent protection (patent # 6,136,188) and ownership of the trademark Aqua Gear.  Products affected include all filter bottles and flip up bottles sold in the product line.

During April 2006, the Company issued 50,000 common shares to shareholders of Continental Technologies, Inc. with an approximate value of $16,100 for the Redi Chlor brand name, trademark and the use of the EPA Registration Number 55304-4-7126. During the three-month period ended November 30, 2006, the Company commenced its plans to sell the Redi Chlor brand name water chlorine tablets to consumers, dealers, distributors and manufactures. Each tablet disinfects five gallons of source water. The agreement further agrees to remit Continental a ten percent commission on net sales as defined of the existing product, or any new products sold directly by us, and ten percent on any product sold by Continental for us to their existing or new customers at our OEM prices. The agreement is for the life of Seychelle.

During the three-month period ended November 30, 2006, Food For Health ordered an additional 80,000 bottles for a total of 100,000 bottles as of the date of this filing.

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

In the US, Food for Health, Inc. a manufacturer and marketer of nutritional food and vitamin products based in Orem, UT has signed an Agreement with us to sell certain water filtration products, using the Aqua Gear brand name, to a variety of their customers including big-box stores in the US and Canada. As of November 30, 2006, Food for Health, Inc. has ordered 100,000 bottles. Separately, Food for Health has contracted with us to source varied products (such as pots, radios, utensils, blankets, etc.) made in China for their Emergency Preparedness packs to be sold to their customers. These products will be shipped direct to Food for Health from China. As of November 30, 2006, Food For Health has ordered approximately $628,000 in products from China. As required by the distribution agreements, the Company was paid in full upon the execution of a purchase orders and therefore, provides the Company with funds to source the raw material costs related to the orders. As of November 30, 2006, the Company prepaid Huanghua Seychelle Plastic Co., Ltd. approximately $271,000 for ordered product.

We will also continue to promote our products and technologies to non-profit organizations, such as the Red Cross, the U.S. and international militaries, missionaries, charitable and fund-raising groups and other philanthropic organizations.

The backlog of the Company has increased significantly from about $8,000 per quarter to approximately $607K as of November 30, 2006. This increase is primarily due to the distribution agreement signed in October 2006 with Food For Health. As of November 2006, Food For Health has outstanding orders with the Company for approximately 62K units of the 18 ounce bottle, estimated value at approximately $446K.

Management's Discussion and Analysis

Results of Operations

Three-month period ending November 30, 2006 compared to the corresponding period in 2005.

Selected Financial Data	2006	2005	Year Over Year Change	Year Over Year Change %

Sales	$295,313	$146,419	$148,894	102
Cost of sales	$116,999	$187,678	$(70,679)	(38)
Gross profit	$178,314	$(41,259)	$219,573	532
Gross profit percentage	60%	(28)%	88%	314
General & administrative expenses	$153,521	$75,366	$78,155	104
Interest expense to related parties	$284,430	$76,178	$208,252	273

Sales.. The increase in sales is primarily attributable to approximately $155K in sales of 18 ounce bottles and related accessories to Food For Health during the three-month period ending November 30, 2006. Additionally, the Company received brokerage income of approximately $47K from Food For Health as shipments of approximately $275K in various emergency preparedness items were manufactured and shipped from China. As no single customer accounted for 10 percent of sales during the three months ending November 30, 2005, fluctuations in sales to other customers are not discussed, as management believes that such amounts are not significant.

Cost of sales and gross profit The decrease in cost of sales and the increase in gross profit percentage is primarily due to lower raw material costs (from $115K to $24K) as the Company began manufacturing bottles and related accessories in China. In addition to the above, as previously noted, gross profit increased due to approximately $47K in distribution income. The inclusion of the distribution fee increases the gross profit percentage by approximately 36 percent during the three months ending November 2006. The above increases in gross profit were partially offset by increased costs of outside labor to assemble products (from $16K to $26K) and freight (from $55K to $65K).

General & administrative expenses.. The increase in general & administrative expenses was primarily due to the following - (1) $25K increase in salaries and related employee expenses as the Company hired an administrative assistant during June 2005; (2) $17K increase in outside general ledger assistance as the Company hired several consultants sequentially to fill its vacant internal accounting position; (3) $16K increase in legal fees relating to the settlement of the Ferguson case; (4) $10K increase in gifts / bonuses as the Company issued restricted shares to employees given the increase in sales activity; (5) $6K increase in depreciation expense due to the purchase of the airplane during the end of Q2 of 2006 and the purchase of molds during the last fiscal year; and, (6) $3K increase in claims settlements for the Ferguson case (estimated value of restricted shares granted).
Interest expense to related parties. The increase in interest expense was primarily due to the amortization of the beneficial conversion feature of the warrants / restricted common shares granted to the TAM Trust. As previously noted, on March 1, 2006 such fees increased due to the adoption of SFAS 123R.
Net loss. We had a net loss for the three-month period ending November 30, 2006 of $316,698, compared to a net loss of $239,663 for the three-month period ending November 30, in 2005. Most of our continuing net losses in the three-month period ending November 30, 2006 and 2005 were attributable to financing costs with the TAM Trust, our the primary lender.

Nine-month period ending November 30, 2006 compared to the corresponding period in 2005.

Selected Financial Data	2006		2005		Year Over Year Change	Year Over Year Change %

Sales		$684,212		$570,831	$113,381	20
Cost of sales		$337,132		$440,125	$(102,993)	(23)
Gross profit		$347,080		$130,706	$216,374	166
Gross profit percentage		51%		23%	28	122
General & administrative expenses		$473,408		$399,621	$73,787	18
Interest expense to related parties		$595,250		$190,073	$405,177	213
Net cash used in operating activities		$(91,899)		$(207,653)	$115,754	56
Net cash used in investing activities		$(73,109)	$	(34,853)	$(38,256)	(110)
Net cash (used) provided financing activities	$	(51,225)		$932,610	$(983,835)	(105)

Sales. The increase in sales is primarily attributable to approximately $155K in sales of 18 ounce bottles and related accessories to Food For Health during the nine-month period ending November 30, 2006. Additionally, the Company received distribution income of approximately $56K from Food For Health as shipments of approximately $300,000 in various emergency preparedness items were made and shipped from China. Finally, due to the signing of new / revised distribution agreements during 2006, the Company increased sales with Healthy Directions LLC (from approximately $14K in 2005 to approximately $35K in 2006), Vortex Ltd. (from nil in 2005 to approximately $27K in 2006) and Aquasafe Corp. (from $nil in 2005 to approximately $27K in 2006). These increases were partially offset by decreases in sales of approximately $65K sales to Wellness Enterprises and approximately $70K to BK Pakistan (one-time sale transaction).

Cost of sales and gross profit. The decrease in cost of sales and the increase in gross profit percentage is primarily due to the Company re-evaluating its countertop water filtration systems during FY 2006 and determining that such product should be wholly-reserved and therefore, recording an inventory reserve of approximately $79K. If such reserve had not been recorded, the gross profit percentage for the nine months ending November 2005 would have been 37 percent. In addition to the above, gross profit increased due to approximately $56K in distribution income. The inclusion of the distribution fee increases the gross profit percentage by approximately 18 percent during the nine months ending November 2006. The above increases in gross profit were partially offset by increased costs of outside labor to assemble products (from $20K to $57K) and freight (from $69K to $103K).

General & administrative expenses. The increase in general & administrative expenses was primarily due to the following - (1) $25K increase in salaries and related employee expenses as the Company hired an administrative assistant during June 2005; (2) $24K increase in outside general ledger assistance as the Company hired several consultants sequentially to fill its vacant internal accounting position; (3) $16K increase in legal fees relating to the settlement of the Ferguson case; (4) $10K increase in gifts / bonuses as the Company issued restricted shares to employees given the increase in sales activity; (5) $5K increase in depreciation expense due to the purchase of the airplane during the end of Q2 of 2006 and the purchase of molds during the last fiscal year; and, (6) $3K increase in claims settlements for the Ferguson case (estimated value of restricted shares granted). These increases were partially offset a reduction in outside accounting assistance (from approximately $220K in 2005 to approximately $171K in 2006) as the Company incurred such costs to catch up on SEC filings.

Interest expense to related parties. The increase in interest expense was primarily due to the amortization of the beneficial conversion feature of the warrants / restricted common shares issued to the TAM Trust. As previously noted, on March 1, 2006 such fees increased due to the adoption of SFAS 123R.

Net loss. We had a net loss of $917,297 for the nine-month period ending November 30, 2006, compared to a net loss $598,618 for the nine-month period ending November 30, 2005. Most of our continuing net losses in the nine-month periods ending November 30, 2006 and 2005 were attributable to financing costs with the TAM Trust, our the primary lender..

Liquidity and Capital Resources

Net cash used in operating activities. During the nine-month period ending November 30, 2005, the Company funded its operations through funds previously obtained by sale of restricted common stock. During the nine-month period ending November 30, 2006, the net loss from operations of approximately $917,297 was offset by approximately $680,000 non-cash expenditures. These non-cash expenses primarily relate to approximately $436,000 in financing costs, the amortization of approximately $185,000 in officer stock compensation and the issuance of approximately $34,000 in stock for services. As of November 30, 2006, the Company had increased its inventory on-hand by approximately $207K and its prepaid expense by $327K with China in anticipation of fulfilling the backorders for Food For Health during the 4th quarter of 2006. As required by the distribution agreements, the Company was paid in full upon the execution of a purchase order and therefore, the Company had an increased customer liability of approximately $587K.

Net cash used in financing activities.. The 2005 cash provided by financing activities was due to the sale of approximately $1,013,000 in restricted common stock, which was partially reduced by approximately $8,000 for the repayment of related party advances. During 2006 the Company decided to pay down its notes payable with a related party.

As of November 30, 2006, the Company had $419,336 in cash and $50,000 available for borrowing under its line of credit. The cash received from Food For Health during the three month period ending November 30, 2006 provides the Company with funds to source the raw materials required to fulfill the orders. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenues and external financing to meet the Company’s liabilities and commitments as they become payable.

The Company currently estimates monthly cash requirements of $36,000 to cover general and administrative overhead costs.

Consequently, we do not foresee the need for additional funding at least for the period ending November 30, 2007. As of the date of this filing, the TAM Irrevocable Trust has expressed a willingness to provide additional funding if required; however, an amount has not been discussed. Moreover, in the foreseeable future the Company does not believe additional funding is required.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out by the Company’s President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the quarter ended November 30, 2006.  For the quarter ended November 30, 2006, management has concluded that the Company’s disclosure controls are not effective.

Changes in Internal Controls

We previously reported in Item 8A- "Controls and Procedures" in our annual report on Form 10-KSB for the year ended February 28, 2006, material weaknesses in internal controls. Specifically, the Company concluded that their disclosure controls and procedures were not effective in ensuring that all information required to be disclosed in reports to be filed or submitted under the Exchange Act were available within the time periods specified. Additionally, the Company’s management concluded that as of February 28, 2006, the Company had not timely reconciled various accounts including inventory, fixed assets, accrued liabilities and other accounts, and were required to make adjustments during the audit process. These aforementioned control deficiencies could result in a misstatement of the Company’s accounts, presentation and disclosure that may not be prevented or detected.

During the preparation, review, presentation, and disclosure of amounts included in the Company’s financial statements included in its Form 10QSB filing for second quarter ended August 31, 2006, Company management concluded that although accounts were being reconciled on a timelier basis, controls surrounding the accumulation and valuation of inventory and molds maintained at vendor facilities continue to require improvement. In addition, the Company was not applying appropriate accounting principles with respect to transactions in which an entity exchanges its equity instruments for goods or services (Statement of Financial Accounting Standards No. 123R, Share-Based Payments) and was required to make adjustments during the review process for both valuation and presentation.

For the quarter ended November 30, 2006, SYEV management concluded that the Company’s disclosure controls were still not effective. However, during the fiscal quarter, the Company promoted an accounting assistant to become the new internal accountant and conducted a thorough review of its internal controls and procedures. Specifically, the Company has examined and is in the process of updating its inventory controls and account reconciliation procedures. The Company has established guidelines for the issuance of securities under its stock-based compensation programs. In addition, the Company is reviewing its financial statement preparation procedures and is in the process of setting standards and goals for timely reporting of quarterly and annual reports.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
During May 2001, Seychelle Water Technologies, Inc. was named and served with a lawsuit originally filed by Anywhere, Inc. and John Ferguson as plaintiffs. This lawsuit was filed in State Superior Court in Orange County, California. Mr. Carl Palmer was also named as a defendant. The complaint alleged breach of fiduciary duty, constructive fraud, promissory fraud, rescission, constructive trusts, unfair trade practices, and conversion, and sought unspecified damages and injunctive relief. The original suit was dismissed upon motion of the defendants, but was subsequently re-filed by John M. Ferguson individually on or about October 13, 2004. The re-filed suit was again brought against Seychelle Water Technologies, Inc. and Carl Palmer, and again alleges breach of fiduciary duty, constructive fraud, promissory fraud, rescission, constructive trust, unfair trade practices, and conversion, and seeks unspecified damages and injunctive relief. Plaintiff essentially alleges that defendants Seychelle Water Technologies, Inc. (hereafter “Seychelle Water”) and Carl Palmer fraudulently induced plaintiff to enter into an agreement to relinquish 4,000,000 shares of the stock of defendant Seychelle Water. Plaintiff alleges that he originally entered into a joint venture and stock subscription agreement with Dusean Berkich (“ Berkich”), pursuant to which Berkich and plaintiff formed and controlled Seychelle Water. Plaintiff alleges that when he discovered certain improprieties by Berkich, he became concerned, and ultimately agreed to the (re)purchase by Berkich of his interest in the Seychelle Water stock. Plaintiff is now suing to recover damages he allegedly suffered as a result of the (re)purchase by Berkich of his interest in Seychelle Water. A demurrer to the re-filed complaint was filed and in response a first amended complaint was filed and served. A second demurrer to the First Amended Complaint has been filed and sustained by the Court, and plaintiff has been granted fourteen days leave to amend. A second amended complaint has now been filed and answered. As of the filing of this document, the lawsuit has been settled for 5,000 restricted shares of common stock and dismissal is pending.
Otherwise, we know of no legal proceedings pending or threatened or judgments entered against the Company or against any of our directors or officers in his or her capacity as such.

ITEM 2. CHANGES IN SECURITIES

Warrants

None.

Common stock

During the three-month period ended November 30, 2006, the Company issued an aggregate of 58,789 restricted shares to consultants and an employee for services with an approximate total value of $40,541.

			Common Stock
Date Issued	Issued to	Type of Liability	Shares	Estimated value

September 21, 2006	Cara Good	Consulting / advertising	18,000	$11,700
October 9, 2006	Cara Good	Consultant / advertising	15,789	$11,841
November 1, 2006	Arturo Villafuerte	Employee	2,500	$1,625
November 1, 2006	Maria Villafuerte	Outside assembly	2,500	$1,625
November 2, 2006	Alexis Mayden	Consultant / accounting	15,000	$10,500
November 7, 2006	Arturo Villafuerte	Employee	5,000	$3,250

During the three-month period ended November 30, 2006, the Company issued an aggregate of 24,020 restricted shares to a debt holder with an approximate total value of $15,600.

During the three-month period ended November 30, 2006, the Company issued an aggregate of 3,000 common shares to various investors for cash for an approximate total value of $1,500.

Date Issued	Issue to	Common Shares	Stock Estimated value

November 9, 2006	G. Orras Trust	2,000	$1,000
November 9, 2006	Robert Haugh	1,000	$500

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS OF A VOTE TO SECURITY HOLDERS

We did not submit any matter to a vote of security holders through solicitation of proxies during the third quarter of the fiscal year covered by this report.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K

(a) Exhibits

10.R	Food for Food Health Purchase Agreement

10.S	Food for Health Distribution Agreement

10.T	Seychelle Environmental Technologies, Inc. License Agreement with Mr. Gary Hess

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 Section 906 of the Sarbanes-Oxley Act of 2002)

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 Section 906 of the Sarbanes-Oxley Act of 2002)

_________

* Filed herewith

(b) Reports on Form 8-K

November 1, 2006 News release dated October 30, 2006 announcing distribution rights agreement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seychelle Environmental Technologies, Inc.
Date: January 29, 2007	By:	/s/ Carl Palmer
Director, Chief Executive Officer and President

Date: January 29, 2007	By:	/s/ Jim Place
Director and Chief Financial Officer and Chief Operating Officer