Form 10KSB/A
period 2006-02-28
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2007-02-26
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment Number 3

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: __ No: _X__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year $751,844. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 28, 2006 was approximately $19,030,557. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, February 28, 2006, was 24,715,010.

Explanatory Note

This Current Report on Form 10-KSB/A is filed as an amendment (Amendment No. 3) to the Current Report on Form 10-KSB/A filed by Seychelle Environmental Technologies, Inc. on September 18, 2006.

The Company became aware of certain expense reclassifications required in its previously filed financial statements in the course of responding to comments of the Securities and Exchange Commission resulting from their review of the Company’s General Form for Registration of Securities on Form 10. The Company also, expanded certain disclosures in the Management, Discussion & Analysis. These reclassifications had no effect on previously reported results of operations or retained earnings (accumulated deficit).

The following is a summary of the effects of the reclassifications on the condensed consolidated balance sheets as February 28, 2006 as well as the effects of these changes on the condensed consolidated statements of operations for the quarter then ended.

February 28, 2006

Condensed Consolidated Balance Sheets
	As previously reported	Adjustments	Restated

Total assets	$1,288,150	-	$1,288,150

Total liabilities	941,029	-	941,029

Common stock	22,458	2,257	24,715
Additional paid in Capital	5,392,533	(2,257)	5,390,276
Additional paid in Capital	5,392,533	(2,257)	5,390,276
Total stockholder’s equity	347,121	-	347,121

Total liabilities & stockholder’s equity	1,288,150	-	1,288,150

 Fiscal Year Ending February 28, 2006

Condensed Consolidated Statements of Operations
	As previously reported	Adjustments	Restated

General & administrative expenses	(591,557)	(1,600)	(593,157)
Loss on sale of equipment/vehicle	-	(30,000)	(30,000)
Operating expenses	(956,309)	(31,600)	(987,909)
Loss from operations	(634,599)	(31,600)	(666,199)
Loss on sale of equipment/vehicle	30,000	(30,000)	-
Total other income (expenses)	(296,257)	30,000	(266,257)
Net loss before income taxes	(930,856)	(1,600)	(932,456)
Income taxes	(1,600)	1,600	-
Net loss	(932,456)	-	(932,456)

References in this document to "us," "we," “Seychelle,” “SYEV,” or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiary.

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

As of February 28, 2006, the TAM Irrevocable Trust, one of our principal shareholders, have loaned the Company funds to finance the Company operations, with the balance due of $363,150 at 10% simple interest, repayable after March 1, 2011. The Company believes that with the increase in sales experienced during the fiscal year ending February 28, 2006, no additional funding will be required from the TAM Irrevocable Trust or other shareholders. However, as of the date of this filing, the TAM Trust has expressed a willingness to provide additional funding if required; however, an amount has not been discussed.

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

(b) Business of Seychelle
General
Seychelle designs and manufactures unique, state-of-the-art Ionic Adsorption Micron Filters that remove up to 99.8% of all pollutants and contaminants found in any fresh water source. Using breakthrough technology, Seychelle has also developed proprietary ozone systems. Patents or trade secrets cover all proprietary products. Since human bodies are 75% water, our mission is twofold: First, to help educate everyone to the fact that the quality of water they drink is important and second, to make available low-cost, effective filtration products that will meet the need for safe, great tasting, high quality drinking water.

Seychelle has sold over 2 million portable water filtration bottles throughout the world to customers such as individuals, dealers, and distributors - and to governments, military, agencies and emergency relief organizations such as the US Marine Corps, the International Red Cross, Eco-Challenge, Kenya Wild Life Service, La Cruz Roja de Mexico and the NY Institute for the Blind. In addition, the company has donated thousands of portable bottles to church groups and missionaries worldwide including the recent disaster in New Orleans.

According to an article in the May 15, 2000 edition of Fortune magazine, the value of the world water market is $400 billion annually. Bottled water, according to Water Facts, has emerged as the second largest commercial beverage category by volume in the US. However, Seychelle products compete in a more limited market: the portable and home filtration products segments. The US household water filtration market was estimated by Enviroscrub Technology, in March 2004, to be $500 million in size, growing at 10 percent annually.

In developing countries, many people in rural areas boil their water for drinking and cooking to kill bacteria, but this process does not remove the pyrogens, chemicals, toxins, volatile organisms, heavy metals and other pathogens that remain in the water. In Africa alone, according to Earth Prayers From Around the World, approximately 6,000 people die every day because of water borne diseases.

Business Plan

The management of Seychelle represents over 100 years of combined experience in developing improvements and innovations in the field of micron technology. As a result, our products can deliver up to .2-micron filtration, at pennies per gallon, with pressure as low as 5 pounds per square inch. Further, our point of difference filtration systems remove up to 99.8% of all known pollutants and contaminants most commonly found in fresh drinking water supplies in the four major areas of concern as follows:

AESTHETICS: Taste, odor, chlorine, sand, sediment and odor problems.
BIOLOGICS: Pathogens such as Cryptosporidium, Giardia and E-Coli bacteria.
CHEMICALS: Pesticides, detergents, toxic chemicals and industrial waste.
DISSOLVED SOLIDS: Heavy metals such as aluminum, asbestos, copper, lead, mercury and radon 222.
Seychelle filters have been tested by independent and government laboratories throughout the world and are approved for sale and distribution in the following countries: United States, Mexico, United Kingdom, Korea, Malaysia Indonesia, Japan, China, Vietnam, New Zeeland, Australia, Brazil, Venezuela, Argentina, South Africa, and Pakistan. In the United States, Seychelle filters have been certified by California and Florida approved independent laboratories implementing Environmental Protection Agency, American National Standards Institute, and National Sanitation Foundation protocol, procedures, standards and methodology. Importantly, we offer a test pack for potential customers that include the test results from selected countries. In addition, results from the United States, United Kingdom and South Africa are displayed on our Website: www.seychelle.com.

To our knowledge, no other water filtration system can achieve this level of removal of up to 99.8% of all known pollutants and contaminants most commonly found in fresh drinking water supplies in the four major areas of concern. The benefit of such filtration can save lives worldwide as awareness of Seychelle’s product line increases and is used.

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

New Products

We have re-engineered the Flip Top bottle to eliminate parts, reduce costs, provide a more streamlined look, and add a disinfectant capability. The Counter Top has been upgraded to provide more enhanced filter media, including media to reduce arsenic, to improve the taste and quality of drinking water. Finally, the In-Line Filter is being changed to provide greater filter media, and meet field conditions that require a longer, narrower design.

We signed a License Agreement with Gary Hess, doing business as Aqua Gear USA on June 6, 2002 for a product known as the "Hand Held Pump Technology." We licensed all proprietary rights associated with this technology. We will pay a 2% royalty on our gross income for the technology during the term of the license. The License Agreement is for an initial term of five years, with five successive five-year renewals. This offers us an additional proprietary product in the portable filtration industry. We believe that this purchase compliments our current product line. As of the date of this filing, this technology has resulted in a product called Pump N’ Pure which allows the user to draw filtered water from virtually any container or location. The Company continues to believe that the product will be viable in developing countries as an emergency preparedness product, and for families where cost is a prime consideration. The Company plans to start marketing the Hand Held Pump as part of its Aqua Gear product line in the US sports goods industry in 2007. As of the date of this filing, approximately $5K in royalties has been paid to date under this agreement.

During July 2006, the Company signed a second License Agreement with Gary Hess doing business as Aqua Gear USA. We will pay a 2% royalty on net income up to $120,000 and 1% thereafter. The License Agreement shall continue indefinitely unless terminated due to default or breach of the agreement. This affords the Company additional patent protection (patent #6,136,188) and ownership of the trademark Aqua Gear. Products affected include all Aqua Gear trademarked filter bottles and flip up bottles sold in the product line.

During April 2006, the Company issued 50,000 common shares to shareholders of Continental Technologies, Inc. with an approximate value of $16,100 for the Redi Chlor brand name, trademark and the use of the EPA Registration Number 55304-4-7126. As of the date of this filing, the Company has commenced its plans to sell the Redi Chlor brand name water chlorine tablets to consumers, dealers, distributors and manufactures. Each tablet disinfects five gallons of source water. The agreement further agrees to remit Continental a ten percent commission on net sales as defined of the existing product, or any new products sold directly by us, and ten percent on any product sold by Continental for us to their existing or new customers at our OEM prices. The agreement is for the life of Seychelle.

Manufacturing

The Company has determined that we will be able to produce some of our product components in China at a lower cost than what could be made in the US. Importantly, the filter continues to be manufactured in the US. The final assembly of our products is completed at our facility in San Juan Capistrano.

In China, the original manufacturing agreement with Hebei RO Environmental Technologies expired and was not renewed. Instead, we signed an exclusive agreement with Huanghua Seychelle Plastic Co., Ltd on September 1, 2005.

Sales Channels

Sales channels to be pursued will include: Retail, Military, Government, Multi-Level Marketing, International, OEM and Joint Ventures.

Seychelle has signed product distribution agreements with Confident, Inc. for China, Taiwan, Hong Kong and Singapore and with ABMS Health Care for India and are exploring opportunities in other countries. During the fiscal year ending February 28, 2006, total sales to Confident, Inc. and their affiliated entities approximated $90,000. This does not include sales to AMBS Health Care, which we anticipate should commence in early 2007.

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

 Customers and Competition

Seychelle products compete against all forms of drinking water: tap water supplied by municipal water districts, bottled water, and treated water provided by means of reverse osmosis, distillation, and filtration systems. Therefore, Seychelle’s portable and home filtration products compete in a limited segment of the market as an alternative to other sources of drinking water.

Seychelle is an emerging company with negligible share of the world’s pure water market. Our products sell in a niche category of the market - portable filtration bottles that use Ionic Adsorption Micron Filtration technology, which remove many organic and inorganic contaminants that simple activated carbon filters cannot. Most activated carbon filters on the market only remove Chlorine, sediment and dirt thus improving taste and odor as well as a handful of other contaminants such as Lead, Mercury, Zinc and Copper. This would include leading brands such as Brita, PUR, General Electric and Culligan, who dominate the market. In the portable segment of the market, there are hundreds of small companies selling a variety of specialized filters with no one company having a majority share and no industry data is available. We believe that our market share of this market would be negligible.

Seychelle sells its products in two ways. First, it sells its own brand to individuals, dealers, distributors, multilevel marketing companies and missionaries on a direct basis, and through our Internet Web Site. Second, the company offers its products to the same customers as a Private Label supplier. In some instances, we may supply only filters for their bottles or hydration backpacks as opposed to completed products.

Currently, the majority of our sales are to customers in the US. However, with Distribution Agreements for Canada, China, Hong Kong, Japan, Singapore, Taiwan and India, overseas sales could increase in the future as developing countries have a greater need for safe drinking water than industrialized nations. As of February 28, 2006, three customers (Wellness Enterprises 25%, BK Pakistan 12% and Confident 12%) each account for greater than 10 percent of our total sales. Management believes that if the targeted revenues are not achieved within their current marketing and distribution agreements, the revenues can be replaced through the sale of filters and related products to other direct marketing companies. However, there can be no assurance that this will occur which could result in an adverse effect on the Company’s financial condition or results of operations in the future.

Raw Materials
Seychelle’s filters include the finest powder activated coconut and three other media as components in the porous plastic ionic filter. The media itself, the formulation process, and manufacturing methodology are governed by trade secrets. To date, there is adequate availability of material for all of our products. We do not expect this situation to change in the near future.

Backlog

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

As these patents expire in 10 and 11 years, the Company cannot at this time estimate the financial impact of the expiration of these patents.

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

Environmental Compliance

At the present time, Seychelle is not subject to any material costs for compliance with any environmental laws. With respect to our new proposed focus of operations, we do not know if environmental compliance will have a material impact on us in the future.

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

Limited Profitability.To date, we have incurred significant losses. For the fiscal year ending February 28, 2006, our revenue was $751,844 versus $341,106 in the prior fiscal year ending February 28, 2005. This increase was due primarily to sales with three customers. Net Losses as of February 28, 2006 of $932,456 were greater than in the prior year ending February 28, 2005 of $250,423 due to $274K in accounting and legal fees to assist in the audit and preparation of the Form 10, $272K in financing costs with TAM the primary lender, the amortization of $201K in officer stock compensation who receive no salaries, the Company’s inventory reserve adjustment of $79K for the countertop product and an impairment charge of $104K for the discontinuance of the Enviro(3)Care technology were the primary reasons for the result. Going forward the company has a policy of not projecting sales and profits due to:

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

Competition. Technological competition from larger and more established companies is significant and expected to increase. Most of the companies with which we compete and expect to compete have far greater capital resources and more significant research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sale and marketing of their products than we can. In addition, one or more of our competitors may succeed or may already have succeeded in developing technologies and products that are more effective than any of those we currently offer or are developing. In addition, there can be no guarantee that we will be able to protect our technology from being copied or infringed upon. Therefore, there are no assurances that we will ever be able to obtain and to maintain a profitable position in the marketplace. However, no company to date has been able to match our technology or our cost.

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

ITEM 3. Legal Proceedings.

During May 2001, Seychelle Water Technologies, Inc. was named and served with a lawsuit originally filed by SafeWater Anywhere, Inc. and John Ferguson as plaintiffs. This lawsuit was filed in State Superior Court in Orange County, California. Mr. Carl Palmer was also named as a defendant. The complaint alleged breach of fiduciary duty, constructive fraud, promissory fraud, rescission, constructive trust, unfair trade practices, and conversion, and sought unspecified damages and injunctive relief. The original suit was dismissed upon motion of the defendants, but was subsequently re-filed by John M. Ferguson individually on or about October 13, 2004. The re-filed suit was again brought against Seychelle Water Technologies, Inc. and Carl Palmer, and again alleges breach of fiduciary duty, constructive fraud, promissory fraud, rescission, constructive trust, unfair trade practices, and conversion, and seeks unspecified damages and injunctive relief. Plaintiff essentially alleges that defendants Seychelle Water Technologies, Inc. (hereafter “Seychelle Water”) and Carl Palmer fraudulently induced plaintiff to enter into an agreement to relinquish 4,000,000 shares of the stock of defendant Seychelle Water. Plaintiff alleges that he originally entered into a joint venture and stock subscription agreement with DuSean Berkich (“Berkich”), pursuant to which Berkich and plaintiff formed and controlled Seychelle Water. Plaintiff alleges that when he discovered certain improprieties by Berkich, he became concerned, and ultimately agreed to the (re)purchase by Berkich of his interest in the Seychelle Water stock. Plaintiff is now suing to recover damages he allegedly suffered as a result of the (re)purchase by Berkich of his interest in Seychelle Water. As of the date of this filing, the lawsuit has been settled for 5,000 restricted shares of common stock and dismissal is pending.

As of date of this filing, we know of no legal proceedings pending or threatened or judgments entered against any of our directors or officers in his or her capacity as such.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of security holders through solicitation of proxies during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters.

(a) Principal Market or Markets

Our Common Stock began trading in 1997. Since the consummation of the Exchange Agreement between our Company and SWT, market makers and other dealers have provided bid and ask quotations of our Common Stock under the symbol "SYEV." Trading was conducted in the over-the-counter market on the NASDAQ's "Electronic Bulletin Board" until April 20, 2000. We traded on the "Pink Sheets" until December 2000, when we were re-listed on the NASDAQ's "Electronic Bulletin Board." The table below represents the range of high and low bid quotations of our Common Stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions. For the fiscal year ending February 28, 2006, the common stock was at a High of $.99 and a Low of $.11.

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

On February 10, 2004, the Company issued Raymond and Amy Lambert, a consultant, 250,000 shares for design and engineering services for an approximate value of $32,500.

On February 10, 2004, the Company settled approximately $13,500 of its accrued legal expenses with David Wagner & Associates as of February 28, 2003 through the issuance of 15,000 shares of common stock.

On February 23, 2004, the Company received payment of $20,000 from Maha Bakhaya for 200,000 shares of its common stock, which were issued on March 3, 2004.

During the fiscal year ending February 28, 2005, the Company issued three (3) employees an aggregate total of 70,000 shares for compensation for an approximate value of $21,350.

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

During the fiscal year ending February 28, 2005, the Company issued to fourteen (14) individual investors an aggregate of 536,166 shares for cash for an approximate total value of $91,100.

Date Issued	Issue to	Common Shares	Stock Estimated value

March 3, 2004	N. Carreon	12,500	$1,000
March 19, 2004	R. Chadderdon	100,000	$10,000
January 17, 2005	J. Place	55,000	$11,000
January 17, 2005	D. Parsons	55,000	$11,000
January 17, 2005	V. Parsons	20,000	$4,000
January 17, 2005	R. Sierra	50,000	$11,000
January 17, 2005	S. Weston	15,000	$3,000
January 17, 2005	M. Ward	15,000	$6,000
February 16, 2005	R. Haugh	1,666	$500
February 16, 2005	HC Consulting	50,000	$7,500
February 16, 2005	S. Croner	50,000	$7,500
February 22, 2006	J. McGonigle	100,000	$15,000
February 21, 2005	C. Fiege	5,000	$1,500
February 16, 2005	H. Bassett	7,000	$2,100

During the fiscal year ending February 28, 2005, the Company issued two (2) debt holders an aggregate of 55,000 shares with an approximate total value of $42,600.
Date Issued	Issue to	Service Performed	Common Shares	Stock Estimated value

January 17, 2005	Wong Johnson & Associates, APC.	Debt settlement	50,000	$ 40,500
March 26, 2004	M. Bennett	Debt settlement	5,000	$ 2,100

On February 12, 2005, the Company issued 84,000 shares to settle a claim with an approximate total value of $29,400.

On December 5, 2004, the Company granted the TAM Irrevocable Trust restricted common stock of 1,266,667 shares, valued at $228,000 for unpaid interest. On March 16, 2005, the Company such accrued interest due to related parties as of February 28, 2005, through the issuance of such shares of common stock.

On March 16, 2005, Raymond and Amy Lambert, a consultant, surrendered to the Company 250,000 of common stock, valued at $32,500, due to failure to perform contractual obligations.

On April 13, 2005, the Company settled approximately $6,000 of its accrued accounting expenses with Wong Johnson & Associates, APC as of February 28, 2005 through the issuance of 17,500 shares of common stock.

During the three-month period ending May 31, 2005, the Company issued to twenty-one (21) individual investors an aggregate of 2,355,891 common shares for cash for an approximate total value of $536,000.

Date Issued	Issue to	Common Shares	Stock Estimated value

April 13, 2005	S. Sparks	5,000	$1,500
April 13, 2005	F. Duesler	20,000	$6,000
April 13, 2005	S. Lampman	2,000,000	$450,000
April 19, 2005	R. Kelly	7,500	$1,500
April 13, 2005	C. Blevins	200,000	$50,000
April 19, 2005	J. Rodriguez	5,000	$1,000
May 11, 2005	G. Bailard Trust	20,000	$5,000
May 11, 2005	K.Kahoolyzadeh	6,000	$1,800
May 11, 2005	Hakimipour	1,333	$400
May 11, 2005	K.Kahoolyzadeh	4,000	$1,200
May 11, 2005	M. Kohan	1,000	$300
May 11, 2006	C. Kackert	23,333	$7,000
May 1, 2005	B. Kackert	3,333	$1,000
May 11, 2005	J. Kackert	3,333	$1,000
May 11, 2005	Ch. Kackert	3,333	$1,000
May 11, 2005	A. Gomez	10,000	$3,000
May 11, 2005	S. White	3,333	$1,000
May 11, 2005	L. Inque	3,333	$1,000
May 11, 2005	J. Kearny	20,000	$20
May 16, 2005	W. Wright	10,000	$10
May 24, 2005	B. McDonagh	6,060	$2,000

During the three-month period ending May 31, 2005, the Company issued 154,700 in restricted shares, estimated value $47,400, for accounting services provided by Wong Johnson & Associates, APC. in connection with the preparation of Form 10 and other filings.

Date Issued	Issue to	Service Performed	Common Shares	Stock Estimated value

April 13, 2005	Wong Johnson & Associates	Accounting & SEC reporting	51,500	$15,450
May 16, 2005	Wong Johnson & Associates	Accounting & SEC reporting	103,200	$31,980

During the period ending July 31 2005, the Company repurchased approximately 103,600 common shares, at prices ranging from $0.15 to $0.17, from F. Duarte, former owner of Enviro(3)Care, for an approximate total value of $22,800.

Date Repurchased	Repurchased from	Common Shares	Stock Estimated value

June 9, 2005	F. Duarte	28,600	$10,000
August 1, 2005	F. Duarte	75,000	$12,800

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

Date Issued	Issue to	Service Performed	Common Shares	Stock Estimated value

June 6, 2005	J. Sierra	China interface	20,000	$ 4,800
July 22, 2005	C Garcia	Administration	5,000	$ 1,200
July 29, 2005	V. Parsons	Accounting services	5,000	$ 1,200
August 9, 2005	J. Kearny	Consultant	20,000	$ 4,500
August 17, 2005	W. Qing	Consultant	5,000	$ 1,200
June 27, 2005	K. Lee	Designand engineering services	21,000	$ 6,200
August 8, 2005	K. Lee	Designand engineering services	7,500	$ 3,200

During the three-month period ending August 31, 2005, the Company issued to twelve (12) individual investors an aggregate of 2,098,334 common shares for cash for an approximate total value of $478,000.

Date Issued	Issue to	Common Shares	Stock Estimated value

June 8, 2005	W. Wright	15,000	$ 3,750
June 8, 2005	W. Wright	15,000	$ 3,750
August 8, 2005	S. Lampman	2,000,000	$450,000
August 8, 2005	J. Zurcher Trust	30,000	$ 10,000
August 8, 2005	C. Fiege	5,000	$ 1,500
August 18, 2005	S. Gahl	1,667	$ 500
August 18, 2005	L. Soares	1,667	$ 500
August 22, 2005	W. Wright	5,000	$ 1,000
August 22, 2005	W. Wright	5,000	$ 1,000
August 24, 2005	Nickerson Trust	10,000	$ 3,000
May 16, 2005	W.Wright	5,000	$ 1,500
May 16, 2005	W.Wright	5,000	$ 1,500

During the three-month period ending August 31, 2005, the Company issued 130,909 in restricted shares, estimated value $40,100, for accounting services provided by Wong Johnson & Associates, APC. in connection with Form 10 and other SEC filings.

Date Issued	Issue to	Service Performed	Common Shares	Stock Estimated value

June 14, 2005	Wong Johnson & Associates	Accounting & SEC reporting	91,909	$30,300
August 18, 2005	Wong Johnson & Associates	Accounting & SEC reporting	39,000	$ 9,750

On October 28, 2005, the Company issued 10,157 in restricted shares, estimated value $3,500, for accounting services provided by Wong Johnson & Associates, APC in connection with various SEC filings.

On November 15, 2005, the Company issued K. Lee 10,800 shares for additional design and engineering services provided for an approximate value of $3,000.

On January 23, 2006, the Company issued to D. Parsons, one of its officers, 37,500 common shares, estimated value of $8,400, for services rendered.

On January 23, 2006, the Company issued to the TAM Trust, its primary lender, 37,500 common shares, estimated value of $8,400, for continued financial support.

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

ITEM 6. Management's Discussion and Analysis

Results of Operations

Fiscal year ending February 28, 2006 compared to the corresponding period in 2005.
Selected Financial Data	2005	2006	Year Over Year Change%

Sales	$341,106	$751,844	$410,738	120
Cost of sales	$155,113	$430,134	$275,021	177
Gross profit	$185,993	$321,710	$135,717	73
Gross profit percentage	55%	43%	(12)	(22)
General & administrative expenses	$274,362	$593,157	$318,795	116
Consulting fees to related parties	$35,292	$201,293	$166,001	471
Interest expense to related parties	$124,629	$272,653	$148,024	119
Net cash used in operating activities	($64,262)	($205,072)	$140,810	219
Net cash used in investing activities	($12,434)	($117,251)	$104,817	843
Net cash provided financing activities	$31,710	$934,110	$902,400	2846

Sales.The increase in sales is primarily attributable to continued increased sales with two customers - approximately $189K sales to Wellness Enterprises and $91K to BK Pakistan. Additionally, during the fiscal year ending February 28, 2006, the Company entered into a five (5) year exclusive distribution agreement with Confident, Inc. to sell its water filtration products in the markets of The Peoples Republic of China, Taiwan, Singapore and Hong Kong. During the fiscal year ending February 28, 2006, total sales to Confident, Inc. and its affiliated entities approximated $90,000.  Overall the number of bottles sold with or without replacement filters increased by approximately 23% (from 114,328 bottles during 2005 to 141,080 bottles during 2006). In addition to the increase in the number of bottles sold, the Company also had one time orders of countertops for BK Pakistan and filters to Confident.

Cost of sales and gross profit. As previously noted, during November 2005, the Company recorded an inventory reserve for its countertop product. If such reserve had not been recorded, the gross profit percentage for the fiscal year ending February 28, 2006 would have been 53%. The remaining slight decrease in gross profit is primarily due to increased raw material costs and increased cost for sub assemblies.

General & administrative expenses. The increase in general and administrative expenses was primarily due to the following - (1) $270K increase in legal and accounting fees as the Company incurred such costs to catch up on SEC filings; (2) $15K increase in consulting expense as the Company engaged an outside consultant to maintain its accounting records, as well as, engaged various individuals to perform design and engineering procedures: (3) $27K increase in salaries and related employee benefits for administrative assistant hired June 2005; and (4) and $5K increase in depreciation expense as the Company has purchased $136K in new equipment or tooling during the past twelve months.

Consulting fees to related parties. The increase in consulting fees was due to the engagement of two officers / consultants, Messrs. Richard Parsons and Jim Place, during December 2004. Both Messrs. Parsons and Place received restricted common stock at below the estimated market value upon commencement of providing services to the Company. The increase in consulting expense relates to the amortization of the discount on the restricted common stock. As further consideration for services to be rendered, the consultants were granted warrants during March and July 2005 redeemable into restricted shares of the Company’s stock at $.225 per share. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned compensation relating to the estimated value of these warrants and is amortizing the beneficial conversion-feature over the life of the warrants.

Interest expense to related parties. The increase in interest expense was due to the amortization of the beneficial conversion feature of the warrants issued to the TAM Trust during March and July 2005.
Net loss.Even though the profits for the year ending February 28, 2006 was negative by $932K, $274K in accounting and legal fees to assist in the audit and preparation of the Form 10 and other SEC filings, in addition to, $272K in financing costs with TAM the primary lender, the amortization of $201K in officer stock compensation who receive no salaries, the Company’s inventory reserve adjustment of $79K for the countertop product and an impairment charge of $104K for the discontinue of the Enviro(3)Care technology were the primary reasons for the result.

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

Fiscal year ending February 28, 2005 compared to the corresponding period in 2004.

Selected Financial Data	2004	2005	Year Over Year Change%

Sales	$468,420	$341,106	($127,314)	(27)
Cost of sales	$307,175	$155,113	($152,062)	(50)
Gross profit	$161,245	$185,993	$24,748	15
General & administrative expenses	$239,897	$274,362	$34,465	14
Gross profit percentage	34%	55%	21	62
Consulting fees to related parties	$-0-	$35,292	$35,292	-
Interest expense to related parties	$117,584	$124,629	$7,045	6
Net cash used in operating activities	($36,643)	($64,262)	$27,619	75
Net cash used in investing activities	($15,956)	($12,434)	($ 3,522)	(22)
Net cash provided financing activities	$115,670	$31,710	($ 83,960)	(73)

Sales. The decrease in sales is primarily attributable to the reduction in sales to Wellness Enterprises, a direct marketing company, with current year sales of $32,559 compared to the same period in the prior year of $223,935. This reduction in sales was partially offset by increased sales to Team in Focus (from $nil to $54K) and Phillips Publishing (from $19K to $48K). Overall, the number of bottles sold decreased by approximately 26%.

Cost of sales and gross profit. This increase in gross profit percentage is attributable to decreased cost for outside assembly labor combined with change in product mix, as previously noted the Company decreased selling higher margin product to a direct marketing company.

General & administrative expenses. The increase in general and administrative expenses was primarily due to $38K in consulting fees paid to two contractors who assisted with the company’s accounting department. This increase in expenses was partially offset by decreases in other administrative costs (i.e. telephone, utilities, etc.) due to decreased sales and production efforts.

Consulting fees to related parties. The increase in consulting fees was due to the engagement of two officers / consultants, Messrs. Richard Parsons and Jim Place, during December 2004. Both Messrs. Parsons and Place received restricted common stock at below the estimated market value upon commencement of providing services to the Company. The increase in consulting expense relates to the amortization of the discount on the restricted common stock.

Interest expense to related parties. The increase in interest expense was due to the amortization of the beneficial conversion feature of the warrants issued to the TAM Trust during March 2004 for its continued financial support.

Net loss. Even though the net loss for the fiscal year ending February 28, 2005 was negative by $250K, $125K in financing costs with TAM the primary lender, the amortization of $89K in officer stock compensation who received no salaries and a claim settlement of $31K were the primary reasons for the result.

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

		Payments Due by Period
						Convertible
		Less than			More than	to common
	Total	1 year	2 years	3 years	3 years	stock

Accrued liabilities	$262,106	$70,556				$191,550
Line of credit	50,000	50,000
Accrued interest due to related party (2)	169,315				169,315
Notes payable to related parties (2)	363,150				363,150

	844,571	120,556			532,465	191,550

Other (1)	146,016	71,712	74,304

Total contractual obligations (3)	$990,587	$192,268	$74,304	$-	$532,465	$191,550

__________________________ (1) Other commitments comprise of operating lease agreement with Turner San Juan LLC through February 2008

(2) As of February 28, 2006, the Company and its primary debt holder (TAM Trust) do not anticipate remitting interest payments for current or future interest cost on Notes Payable to Related Parties

(3) Comprised of the following:

Liabilities recorded on the balance sheet	$844,571
Commitments not recorded on the balance sheet	146,016
	990,587

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

In the fiscal year ending February 28, 2006, sales were $751,844 compared to the same period in the prior year with sales of $341,106. Since sales for the fiscal year ending February 28, 2006 have more than doubled from the fiscal year ending February 28, 2005, Company mangagement believe that the business is improving with both new and current (international and domestic) customers purchasing product. Our experience is that the general market for the sales of pure water increases during the summer months. Our experience to date has not shown measurable increases due to our very limited retail distribution network. As previously noted, gross profit margins have decreased slightly due to the Company recording an inventory reserve for its countertop product combined with higher outside assembly labor and raw material costs. At this time, the Company does not know what the impact of the patents expiration will be, as the expiration will not occur for several years. Finally, there are no off-balance sheet arrangements to skew sales.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include impairment of goodwill and other intangible assets, accounting for transactions which potentially could be settled in a company’s own stock, accounting for legal contingencies, accounting for income taxes, and accounting for stock-based compensation.

Goodwill and Other Intangible Assets
SFAS No. 142, Goodwill and Other Intangible Assets, requires that intangible assets be tested for impairment on an annual basis (March 1 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators or competition. Application of the impairment test requires judgment, including the determination of the fair value of each intangible asset. The fair value of each intangible asset is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment for each intangible asset.transaction potentially settled in a Company’s own stock

EITF #00-19 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

For stock options or other securities issued to non-employees, the issuance of such securities is accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Compensation expense is recognized in the financial statements for securities granted to non-employees in the period in which the consideration is obtained from the non-employee

Item 7. Financial Statements and Supplementary Data

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Financial Statements
Year Ended February 28, 2006

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
Windes & McClaughry Accountancy Corporation

April 12, 2006

18201 Von Karman Ave. Suite 1060, Irvine, CA 92612
Tele: (949) 271-2600                                     Fax: (949) 660-5681

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Seychelle Environmental Technologies, Inc. and subsidiaries as of February 28, 2005, and February 29, 2004 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seychelle Environmental Technologies, Inc., and subsidiaries as of February, 28, 2005, and February 29, 2004 and the results of their operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

 /s/ Armando C. Ibarra
ARMANDO C. IBARRA, CPA

August 16, 2005
Chula Vista, Ca. 91910

371 “E” Street, Chula Vista, CA 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
FEBRUARY 28, 2006 AND 2005

	2006	2005
ASSETS

CURRENT ASSETS
Cash	$635,569	$23,782
Trade receivables, net of allowance for doubtful accounts of $-0- and $2,047
as of February 28, 2006 and 2005, respectively	33,602	20,047
Inventories, net	391,641	313,754
Prepaid expenses	45,261	-

Total current assets	1,106,073	357,583

PROPERTY AND EQUIPMENT, NET	157,671	99,826

INTANGIBLE ASSETS, NET	17,664	121,567

OTHER ASSETS	6,742	14,670

Total non-current assets	182,077	236,063

TOTAL ASSETS	$1,288,150	$593,646

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET (CONTINUED)
FEBRUARY 28, 2006 AND 2005

	2006	2005
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$61,010	$24,747
Accrued expenses	262,106	188,900
Line of credit	50,000	-
Accrued interest due to related parties	169,315	362,518
Current portion of notes payable to related parties	-	100,000
Customer deposits	29,048	25,911
Income taxes payable	6,400	8,397

Total current liabilities	577,879	710,473

NOTES PAYABLE TO RELATED PARTIES, less current portion	363,150	348,150

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, none authorized, issued or outstanding as
of February 28, 2006 and 2005, respectively	-	-
Common stock $.001 par value - 50,000,000 shares
authorized; 24,715,010 and 18,923,091 shares issued and
outstanding as of February 28, 2006 and 2005, respectively	24,715	18,923
Additional paid-in capital	5,390,276	4,337,828
Estimated value of warrants	448,000	-
Accumulated deficit	(4,957,934)	(4,025,478)
Unearned interest	(353,523)	(462,443)
Unearned compensation	(204,413)	(333,807)

Total stockholders' equity (deficit)	347,121	(464,977)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,288,150	$593,646

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For Fiscal Years Ending February 28, 2006 and 2005

	2006	2005
SALES	$751,844	$341,106

COST OF SALES	430,134	155,113

Gross profit	321,710	185,993

OPERATING EXPENSES
Selling	59,459	27,425
General and administrative	593,157	274,362
Consulting fees to related parties	201,293	35,292
Impairment of intellectual property	104,000	-
(Gain) loss on sale of vehicle / equipment	30,000	(5,100)

Total expenses	987,909	331,979

LOSS FROM OPERATIONS	(666,199)	(145,3986)

OTHER INCOME (EXPENSES)
Interest expense due to related parties	(272,653)	(124,629)
Claim settlement	-	(31,360)
Write-off of accrual for product return liability	-	61,630

Miscellaneous income (expense)	6,396	(10,078)
Total other income (expense)	(266,257)	(104,437)
Net loss	$(932,456)	$(250,423)

BASIC AND DILUTED (LOSS) PER SHARE	$(0.05)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES: BASIC AND DILUTED	17,969,317	11,936,767

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For Fiscal Years Ending February 28, 2006 and 2005

	Preferred	Preferred	Common	Common	Additional	Estimated	Unissued					Total
	Stock	Stock	Stock	Stock	Paid-in	Value of	Stock	Accumulated	Unearned	Unearned	Finders	Stockholders
	Shares	Amount	Shares	Amount	Capital	Warrants	Liability	Deficit	Interest	Compensation	Fees	Deficit
Balance, February 29, 2004	8,000	$80	10,513,480	$10,513	$3,213,469		$20,000	$(3,775,055)	-	-	-	$(530,993)

Issuance of common stock	-	-	200,000	200	19,800		-(20,000)	-	-	-	-	-

Contributed executive services	-	-	-	-	10,000		-	-	-	-	-	10,000

Issuance of common stock for compensation and services	-	-	125,000	125	9,500		-	-	-	-	-	9,625

Issuance of common stock to employees	-	-	70,000	70	21,280	-	-	-	-	-	-	21,350

Issuance of common stock for Cash	-	-	541,166	541	90,561	-	-	-	-	-	-	91,102

Issuance of common stock in exchange for debt	-	-	55,000	55	42,307	-	-	-	-	-	-	42,362

Issuance of common stock for technology	-	-	32,000	32	5,868	-	-	-	-	-	-	5,900

Issuance of common stock for claim settlement	-	-	84,000	84	29,316	-	-	-	-	-	-	29,400

Conversion of preferred to common stock	(8,000)	(80)	4,500,000	4,500	(4,420)	-	-	-	-	-	-	-

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For Fiscal Years Ending February 28, 2006 and 2005

Continued

	Preferred	Preferred	Common	Common	Additional	Estimated	Unissued					Total
	Stock	Stock	Stock	Stock	Paid-in	Value of	Stock	Accumulated	Unearned	Unearned	Finders	Stockholders
	Shares	Amount	Shares	Amount	Capital	Warrants	Liability	Deficit	Interest	Compensation	Fees	Deficit
Discount factor on common stock issued to consultants at below fair value	-	-	65,000	65	22,685	-	-	-	-	(7,583)	-	15,167

Discount factor on common stock issued to officers at below fair value	-	-	480,000	480	225,120	-	-	-	-	(206,800)	-	18,800

Beneficial conversion feature on warrants issued to officers at below fair value	-	-	-	-	55,275	-	-	-	-	(49,133)	-	6,142

Beneficial conversion feature on warrants issued to note holder at below fair value	-	-	-	-	27,225	-	-	-	(24,200)	-	-	3,025

Discount factor on common stock issued to officers at below fair value	-	-	316,312	316	78,784	-	-	-	-	(70,291)	(70,291)	8,809

Discount factor on common stock issued to note holder at below fair value	-	-	1,972,133	1,972	491,028	-	-	-	(438,243)	-	-	54,757

Net loss from fiscal year ending February 28, 2005	-	-	-	-	-	-	-	(250,423)		-	-	(250,423)

Balance, February 28, 2005	0	0	18,923,091	18,923	4,337,828	-	-	(4,025,910)	(462,443)	-333,807	-	(465,409)

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For Fiscal Years Ending February 28, 2006 and 2005

Continued

		Preferred	Preferred	Common	Common	Additional	Estimated	Unissued					Total
		Stock	Stock	Stock	Stock	Paid-in	Value of	Stock	Accumulated	Unearned	Unearned	Finders	Stockholders
		Shares	Amount	Shares	Amount	Capital	Warrants	Liability	Deficit	Interest	Compensation	Fees	Deficit
Contributed executive services		-	-	-	-	10,000	-	-	-	-	-	-	10,000

Issuance of shares for services rendered		-	-	64,300	64	20,085	-	-	-	-	-	-	20,149

Issuance of shares for compensation or services		-	-	30,000	30	7,170	-	-	-	-	-	-	7,200

Issuance of common stock for cash		-	-	2,474,225	2,474	564,282	-	-	-	-	-	-	566,756

Issuance of common shares with detachable stock warrants with conversion at below market value		-	-	2,000,000	2,000	-	448,000	-	-	-	-	-	450,000

Issuance of shares to settle accrued interest to primary shareholder		-	-	1,266,667	1,267	226,733	-	-	-	-	-	-	228,000

Issuance of shares to primary lender for continued financial support	-		-	37,500	38	8,400	-	-	-	-	-	-	8,438

Issuance of shares for settlement of debt	-		-	312,784	312	125,093		-	-	-	-	-	125,405

Issuance of shares to consultant for services performed	-		-	37,500	38	8,400		-	-	-	-	-	8,438

Payment of finders fees	-		-	-	-	-	-	-	-	-	-	(11,800)	(11,800)
-
Reclassification of finders fees to additional paid in capital	-		-	-	-	(11,800)		-	-	-	-	-	-

Surrender of shares due to failure to perform services	-		-	(250,000)	(250)	(32,250)		-	-	-	-	-	(32,500)

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For Fiscal Years Ending February 28, 2006 and 2005

Continued

	Preferred	Preferred	Common	Common	Additional	Estimated	Unissued					Total
	Stock	Stock	Stock	Stock	Paid-in	Value of	Stock	Accumulated	Unearned	Unearned	Finders	Stockholders
	Shares	Amount	Shares	Amount	Capital	Warrants	Liability	Deficit	Interest	Compensation	Fees	Deficit
Repurchase of shares from investor	-	-	(210,238)	(210)	(32,636)	-	-	-	-	-		(32,846)

Beneficial conversion feature on warrants issued to note holder at below fair value	-	-	-	-	120,000	-	-	-	(120,000)	-	-	-

Discount factor on common stock / warrants issued to primary lender at below fair value	-	-	-	-	-	-	-	-	228,920	-	-	228,920

Beneficial conversion feature on warrants issued to consultants at below fair value	-	-	30,000	30	8,970	-	-	-	-	(9,000)	-	-

Discount factor on common stock / warrants issued to officers at below fair value	-	-	-	-	-	-	-	-	-	164,877	-	164,877

Discount factor on common stock issued to consultants at below fair value	-	-	-	-	-		-	-	-	3,517		3,517

Discount factor on warrants issued to consultant at below fair value	-	-	-	-	15,000	-	-	-	-	(15,000)	-	-

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For Fiscal Years Ending February 28, 2006 and 2005

Continued

	Preferred	Preferred	Common	Common	Additional	Estimated	Unissued					Total
	Stock	Stock	Stock	Stock	Paid-in	Value of	Stock	Accumulated	Unearned	Unearned	Finders	Stockholders
	Shares	Amount	Shares	Amount	Capital	Warrants	Liability	Deficit	Interest	Compensation	Fees	Deficit
Discount factor on warrants issued to employee at below fair value	-	-	-	-	15,000		-	-	-	-15,000	-	-

Net loss from fiscal year ending February 28, 2006	-	-	-	-	-	-	-	-932,456	-	-	-	-932,456

Balance, February 28, 2006	0	0	22,715,010	$24,715	$5,390,276	448,000	-	($4,957,934)	($353,523)	($204,413)		$347,121

See accompanying notes to consolidated financial statements

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ending February 28, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(932,456)	$(250,423)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	26,407	33,868
Compensation and interest expense on stock and warrants	422,519	106,700
Contributed executive services	10,000	10,000
Stock issued for services	25,350	30,975
Stock issued for claim settlement	-	29,400
Allowance for doubtful accounts	2,047	9,018
Impairment of intellectual property	104,000	-
Provision for slow moving inventory	79,789	-
Write off of product return liability	-	(61,630)
(Gain) loss on disposal of vehicle / equipment	30,000	(5,100)
Return of shares due to failure to perform services	(32,500)	-
Changes in operating assets and liabilities:
Trade receivables	(15,602)	7,624
Inventories	(157,676)	(118,333)
Prepaid expenses and other assets	(37,329)	-
Accounts payable	35,831	(8,171)
Accrued expenses	198,611	(349)
Accrued interest due to related parties	34,797	124,559
Income tax payable	(1,997)	1,600
Customer deposits	3,137	26,000

Net cash used by operating activities	(205,072)	(64,262)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of vehicle / equipment	20,000	5,800
Purchase of equipment	(135,811)	(18,234)
Increase in patents	(1,440)	-

Net cash used by investing activities	(117,251)	(12,434)

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Fiscal Years Ending February 28, 2006 and 2005

	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	$1,013,756	$91,102
Purchase of common stock	(32,846)	-
Payment of finders fees	(11,800)	-
Proceeds from line of credit	50,000	-
Proceeds from related party advances	-	1,000
Repayments on related party notes payable	(85,000)	(60,392)

Net cash provided by financing activities	934,110	31,710

NET INCREASE (DECREASE) IN CASH	611,787	(44,986)

Cash, beginning of year	23,782	68,768

Cash, end of year	$635,569	$23,782

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

Interest	$-	$-

Income taxes	$1,997	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock issued for services	$25,350	$30,975
Stock issued for settlement of debt	$125,405	$-
Stock issued for accrued interest	$228,000	$-
Stock issued for settlement of claim	-	$29,400
Return of shares due to non-performance of services	$32,500	$-
Stock issued for purchase of technology	$-	$5,900
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

Also, during June 2002, the Company entered into a License Agreement with Gary Hess, doing business as Aqua Gear USA, for a product known as the “Hand Held Pump Technology.” We licensed all proprietary rights associated with this technology. We will pay a two percent royalty on our gross income for the technology during the term of the license. The License Agreement is for an initial term of five years, with five successive five-year renewals. This offers us an additional proprietary product in the portable filtration industry. We believe that this purchase compliments our current product line. As of the date of this filing, this technology has resulted in product called Pump N’ Pure which allows the user to draw filtered water from virtually any container or location. The Company continues to believe that the product will be viable in developing countries as an emergency preparedness product, and for families where cost is a prime consideration. The Company plans to commence marketing the Hand Held Pump as part of its Aqua Gear product line to the United States sporting goods industry in 2007.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of February 28, 2006

NOTE 1:  ORGANIZATION AND DESCRIPTION OF BUSINESS, continued

During 2005, the Company attempted to enter into an agreement with Vortex, a company located in Japan, to market and sell the Company’s entire product line on an exclusive basis throughout Japan. However, they never signed the agreement but are representing us on a non-exclusive basis.

Seychelle has signed a five (5) year exclusive distribution agreement with Confident, Inc. to sell its water filtration products in the markets of The Peoples Republic of China, Taiwan, Singapore and Hong Kong. Under the agreement, to maintain exclusivity, Confident, Inc. has to purchase from Seychelle a minimum of one million dollars ($1,000,000) of product the first year, with a minimum volume increase of fifty percent (50%) in each of the succeeding years over the previous year’s minimum purchase requirement. Upon signing the agreement on January 4, 2006, Confident, Inc. placed an initial product order for $50,000. During the fiscal year ending February 28, 2006, total sales to Confident, Inc. and affiliated entities approximated $90,000. The agreement is subject to cancellation as outlined in the agreement.

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

The Company sells its products throughout the United States and internationally. Geographic information for the fiscal years ending February 28, 2006 and 2005 is as follows:

	2006	2005
Water filtration products sold to
external customers (1) (2) in:

The United States	$523,077	$317,836
Pakistan	91,700	1,563
China	90,000	-
Asia	35,115	15,890
United Kingdom	11,952	5,817

Total	$751,844	$341,106

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
.
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

In order to continue as a going concern, the Company needs to develop a reliable source of revenues, and achieve a profitable level of operations. During the fiscal year ending February 28, 2006, the Company funded its operations by sale of restricted common stock. As of February 28, 2006 the Company had $635,569 in cash and $100,000 available borrowing under its two lines of credit. Both lines of credit do not contain any limitations on borrowing or any restrictive debt covenants. Over the next twelve months, management believes that sufficient working capital will be obtained from a combination of revenues and external financing to meet the Company’s liabilities and commitments as they become payable. As of the date of this filing, the TAM Irrevocable Trust has expressed a willingness to provide additional funding if required; however, an amount has not been discussed. The Company currently estimates monthly cash requirements of $26,000 to cover general and administrative overhead.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, title has passed, the price to the buyer is fixed or determinable and collectibility is reasonably assured. These criteria are typically met when product is shipped. Revenue is not recognized at the time of shipment if these criteria are not met.

Cost of Sales

Cost of sales is comprised primarily of the cost of purchased product, as well as, labor, inbound freight costs and other material costs required to complete products. Overhead costs such as rent, depreciation, purchasing and inspection costs are capitalized in inventory and recognized as cost of sales in accordance with the Company’s revenue recognition policy.

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

Product Return Reserve

The Company provides a reserve for returned products. Such costs are reflected as a reduction in revenues. Total costs for returned products for the fiscal years ending February 28, 2006 and 2005 was $nil.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of February 28, 2006

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method and consist of the following as of February 28, 2006 and 2005:

	2006	2005
Raw materials	$161,066	$169,427
Work in progress	105,760	34,513
Finished goods	204,604	109,814
	471,430	313,754
Reserve for obsolete or slow moving inventory	(79,789)	-

Net inventories	$391,641	$313,754

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

For the fiscal years ending February 28, 2006 and 2005, SET had several customers, which individually accounted for at least 10% of total sales. The following table summarizes total sales and accounts receivable for the fiscal years then ended for these customers:

	2006	2006	2005	2005
	Sales	Accounts	Sales	Accounts
	Percentage	Receivable	Percentage	Receivable

Customer 1	25%	$6,100	10%	$-
Customer 2	4%	673	16%	2,041
Customer 3	12%	-	- %	-
Customer 4	12%	-	$ - %	10

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

	2006	2006	2005	2005
	Purchase	Accounts	Purchase	Accounts
	Percentage	Payable	Percentage	Payable

Vendor 1	24%	$7,407	- %	$-
Vendor 2	15%	-	18%	-
Vendor 3	- %	-	11%	-

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

Reclassifications

Certain amounts in the fiscal 2005 financial statements have been reclassified to conform to the fiscal 2006 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings (accumulated deficit).

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of February 28, 2006

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board Statement issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and charges regardless of whether they meet the criterion of “so abnormal” that was originally stated in Accounting Research Bulletin No. 43, chapter 4. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during   fiscal years beginning after June 15, 2005. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows

In December 2004, the FASB published SFAS 123R, “Share Based Payments” (“SFAS 123R). SFAS 123R required that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. The Company is currently assessing the potential effect of SFAS 123R on its financial statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently assessing the potential effect of SFAS 154 on its financial statements.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of February 28, 2006

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.. The Company is currently assessing the potential effect of SFAS 155 on its financial statements.

NOTE 3:  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at February 28, 2006 and 2005:

	2006	2005
Tooling	$271,510	$231,256
Equipment	36,602	21,392
Vehicles	10,000	31,433
Furniture and fixtures	15,465	15,465
Computer equipment	16,956	15,726
Leasehold equipment	1,000	1,000
	351,533	316,272

Less: Accumulated depreciation	206,810	288,931
Book Value	144,723	27,341
Tooling not in service	12,948	72,485
	$157,671	$99,826

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

Total depreciation expense for the fiscal years ending February 28, 2006 and February 29, 2005 was approximately $25,100 and $24,800, respectively.

NOTE 4:  INTANGIBLE ASSETS

The following is a summary of intangible assets at February 28, 2006 and 2005:

	2006	2005
Enviro Care technologies	$-	$104,000
Hand pump	8,000	8,000
Patents	17,623	16,182
	25,623	128,182

Less: Accumulated amortization	7,959	6,615
	$17,664	$121,567

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of February 28, 2006

NOTE 4:  INTANGIBLE ASSETS, continued

The estimated future amortization expense of intangible assets as of February 28, 2006 for each of the five succeeding years is approximately $1,200.

The Company has a License Agreement with Gary Hess, doing business as Aqua Gear USA for a product known as the “Hand Held Pump Technology.” The Company licensed all proprietary rights associated with this technology and the trademark Aqua Gear TM. The Company will pay a two percent royalty on our gross income for the technology during the term of the license. The Company intends to market this technology in the United States and internationally. In connection with the license agreement, the Company granted the licensor 50,000 shares of common stock valued at $0.16 per share, or $8,000. The shares were issued during March 2002. The License Agreement is for an initial term of five years, with five successive five years renewals. As of the date of this filing, this technology has resulted in a product called Pump N’ Pure which allows the user to draw filtered water from virtually any container or location.

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

NOTE 5:  ACCRUED EXPENSES, continued

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

NOTE 6:  LINES OF CREDIT

During March 2005, the Company entered into two unsecured lines of credit agreements, totaling $150,000. The lines of credit bear interest at the institutions index rate (7.5% at February 28, 2006) plus two percent and are not repayable until March 31, 2006. The Company utilized proceeds of $50,000 from one line of credit to pay down the Note Payable to Related Parties (see Note 7). Both agreements do not contain any limitations on borrowing or any restrictive debt covenants. During April 2006, the Company decided not to renew one of its lines of credit.

NOTE 7  NOTES PAYABLE TO RELATED PARTIES

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

On March 29, 2005, the Company granted the TAM Trust 500,000 warrants redeemable on restricted shares of the Company’s stock at a purchase price of $.225 per share. The warrants are to be distributed in equal installments commencing on December 1, 2004, 2005 and 2006 and are exercisable through December 1, 2008. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned interest relating to the estimated value of these warrants of $27,200. The Company is amortizing the estimated fair market value of the unearned interest over the two-year vesting period. The Company has recorded amortization of approximately $9,100 and $3,000 for the fiscal years ending February 28, 2006 and 2005, respectively.

Additionally, on March 29, 2005, the Company granted the TAM Trust 1,972,133 restricted shares of the Company’s common stock. These shares vest over a two-year period, beginning November 1, 2004. As the TAM Trust was granted the common stock at below the Company’s market price on the date of grant, the Company recorded unearned interest relating to the estimated value of these shares of $493,000. The Company is amortizing the estimated fair market value of the unearned interest over the two-year vesting period. The Company has recorded interest expense of approximately $164,300 and $54,800 for the fiscal years ending February 28, 2006 and 2005, respectively.

On July 27, 2005, the Company granted the TAM Trust 2,000,000 warrants redeemable into restricted shares of the Company’s stock at a purchase price of $.225 per share. The warrants are exercisable any time after December 1, 2006 and expire December 1, 2008. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned interest relating to the estimated value of these warrants of $120,000. The Company is amortizing the estimated fair market value of the unearned interest over the period from date of grant through December 1, 2006. The Company has recorded interest expense of approximately $46,700 as of February 28, 2006.

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

Additionally, on March 29, 2005, the Company granted the TAM Trust 1,972,133 restricted shares of the Company’s common stock. These shares vest over a two-year period, beginning November 1, 2004. As the TAM Trust was granted the common stock at below the Company’s market price on the date of grant, the Company recorded unearned interest relating to the estimated value of these shares of $493,000. The Company is amortizing the estimated fair market value of the unearned interest over the two-year vesting period. The Company has recorded interest expense of approximately $164,300 and $54,800 for the fiscal years ending February 28, 2006 and 2005, respectively.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of February 28, 2006

During the fiscal year ending February 28, 2006, the Company issued an aggregate of 2,248,334 common shares to various investors for cash for an approximate total value of $513,000. During the fiscal year ending February 28, 2006, the Company issued an aggregate of 2,000,000 common shares with detachable warrants to an individual investor for cash for an approximate total value of $450,000. The estimated fair value of the warrants was recorded by the Company as an equity transaction.

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

Consulting Agreements

During November 2004, the Company entered into consulting agreements with two officers to provide management consulting services for the Company. As consideration for services to be rendered, the consultants received 480,000 restricted shares of the Company’s common stock. The common shares are to be distributed in equal installments commencing on December 1, 2004, 2005 and 2006. The first third vested on the effective date of the agreement as an enticement to enter into the agreement. The estimated fair market value of the stock as of November 30, 2004 was $225,600 and recorded to unearned compensation. The Company is amortizing the estimated fair market value of the unearned compensation over the two-year vesting period. The Company has recorded compensation expense of approximately $75,200 and $18,800 for the fiscal years ending February 28, 2006 and 2005, respectively.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of February 28, 2006

NOTE 8:  CAPITAL STRUCTURE, continued

On March 29, 2005, the Company expanded the consulting agreement with one officer to provide management-consulting services for the Company. As consideration for services to be rendered, the consultant received 316,312 restricted shares of the Company’s common stock. The common shares are to be distributed in equal installments commencing   on December 1, 2004, 2005 and 2006.

The fair market value of the restricted shares as of November 30, 2004 was estimated at $79,100 and recorded to unearned compensation.   The Company is amortizing the estimated fair market value of the unearned compensation over the two-year vesting period. The Company has recorded compensation expense of approximately $26,400 and $8,800 for the fiscal years ending February 28, 2006 and 2005, respectively.

Warrants

On March 29, 2005, the Company expanded the consulting agreements with two officers to provide management-consulting services for the Company. As further consideration for services to be rendered, the consultants were granted 1,000,000 warrants redeemable into restricted shares of the Company’s stock at a purchase price of $.225 per share. The warrants vest in equal installments commencing on December 1, 2004, 2005 and 2006 but are exercisable through December 1, 2008. The fair market value of the warrants as of November 30, 2004 was estimated at $55,300 and recorded to unearned compensation. The Company is amortizing the estimated fair market value of the unearned compensation over the two-year vesting period. The Company has recorded compensation expense of approximately $18,400 and $6,100 for the fiscal years ending February 28, 2006 and 2005, respectively.

On March 29, 2005, the Company granted the TAM Trust 500,000 warrants redeemable into restricted shares of the Company’s stock at $.225 per share. The warrants vest in equal installments commencing on December 1, 2004, 2005 and 2006 but are exercisable through December 1, 2008. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned interest relating to the estimated value of these warrants of $27,200. The Company is amortizing the estimated fair market value of the unearned interest over the two-year vesting period. The Company has recorded interest expense of approximately $9,100 and $3,000 for the fiscal year ending February 28, 2006 and 2005, respectively.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of February 28, 2006

NOTE 8:  CAPITAL STRUCTURE, continued

On July 27, 2005, the Company expanded the consulting agreements with two officers to provide management-consulting services for the Company. As further consideration for services to be rendered, the consultants were granted 500,000 warrants redeemable into restricted shares of the Company’s stock at a purchase price of $.225 per share. The warrants are exercisable any time after December 1, 2006 and expire December 1, 2008. As the warrants provide for the purchase of commons stock at below the Company’s market price on the date of grant, the Company recorded unearned compensation relating to the estimated value of these warrants of $30,000. The Company is amortizing the estimated fair market value of the unearned compensation over the period from date of grant through December 1, 2006. The Company has recorded compensation expense of approximately $11,700 for the fiscal year ending February 28, 2006.

On July 27, 2005, the Company granted the TAM Trust 2,000,000 warrants redeemable into restricted shares of the Company’s stock at a purchase price of $.225 per share. The warrants are exercisable any time after December 1, 2006 and expire December 1, 2008. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned interest relating to the estimated value of these warrants of $120,000. The Company is amortizing the estimated fair market value of the unearned interest over the period from date of grant through December 1, 2006. The Company has recorded interest expense of approximately $46,700 as of February 28, 2006.

On July 27, 2005, the Company granted S. Lampman, a shareholder, 2,000,000 warrants redeemable into restricted shares of the Company’s stock at a purchase price of $.225 per share. The warrants are exercisable any time after December 1, 2006 and expire December 1, 2008. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company estimated the fair market value of the warrants over the period from date of grant through December 1, 2006. The estimated value is reflected in “Estimated value of warrants” in the consolidated balance sheet.

A summary of warrant activity is as follows:

	Warrants Outstanding	Exercise Price
Balance, February 29, 2004	-	-
Granted	1,500,000	$0.225
Exercised	-	-
Canceled	-	-
Balance, February 28, 2005	1,500,000	$0.225
Granted	4,500,000	$0.225
Exercised	-	-
Canceled	-	-
Balance, February 28, 2006	6,000,000	$0.225

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

During the fiscal year ending February 28, 2005, the Company terminated these stock compensation plans.

A summary of stock option activity is as follows:

Outstanding options	Stock Options Outstanding	Exercise Price

Balance, February 29, 2004	248,861	Market
Granted	-
Exercised	-
Canceled	248,861
Balance, February 28, 2005	-
Granted	-
Exercised	-
Canceled	-
Balance, February 28, 2006	-

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of February 28, 2006

The reconciliation of the effective tax rates and U.S. statutory tax rates for the fiscal years ending February 28, 2006 and 2005 are as follows:

	2006	2005

Tax (benefit) of statutory rate	(34)%	(34)%

Deferred tax effect of goodwill
relating to Aqua Vision Acquisition	(6)%	(12)%
Contributed executive services	1%	3%
Interest due to related parties	29%	49%
Consulting fees due to related parties	21%	35%
Impairment and inventory reserves	19%	(64)%
Effect of state tax benefit	(3)%	(3)%
Other	13%	4%
Change in valuation allowance	(40)%	22%

Effective tax Rate	0%	0%

At February 28, 2006, the Company has net operating loss carry forwards, for income tax reporting purposes, of approximately $3,411,000 and $1,865,000 available to offset future federal and California taxable income, respectively. Based on current tax law, the Company’s federal net operating loss carry forwards will expire as follows: $801,500 during the fiscal year ending 2018; $1,084,900 during the fiscal year ending 2019; $110,600 during the fiscal year ending 2020; $625,100 during the fiscal year ending 2021; $249,900 during the fiscal year ending 2023; $170,000 during the fiscal year ending 2024; $38,000 during the fiscal year ending 2025; and $331,000 during the fiscal year ending 2026. The Company’s state net operating loss carry forwards begin to expire in 2010 through 2026.

At February 28, 2006, the Company had available tax credit carry forwards comprised of federal and state research and experimentation credits of approximately $8,700 and $5,100, respectively. The research and experimentation credit carry forwards expire through 2023 for federal purposes and do not expire for California purposes.

The provision for income taxes is reflected as a component of general & administrative expenses in the consolidated statement of operations.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of February 28, 2006

NOTE 9:  INCOME TAXES, continued

The components of the net deferred tax asset for the fiscal years ending February 28, 2006 and 2005 are as follows:

	2006	2005

Net operating loss carry forward	$1,111,651	$922,372
Interest to related parties	144,610	45,365
Consulting fees to related parties	105,486	32,216
Impairment charge	37,856	-
Inventory & bad debt reserves	29,043	14,275
Other	6,003	14,157

Less: Valuation allowance	(1,434,649)	(1,028,385)

Net deferred tax asset	$0	$0

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

$ 146,016

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

During November 2004, the Company entered into consulting agreements with two officers to provide management consulting services for the Company. As consideration for services to be rendered, the consultants received 480,000 restricted shares of the Company’s common stock . The common shares are to be distributed in equal installments commencing on December 1, 2004, 2005 and 2006. The fair market value of the restricted share earned during the period ending November 30, 2004 was estimated at $225,600 and recorded to unearned compensation. The Company is amortizing the estimated fair market value of the unearned compensation over the two-year vesting period. The Company has recorded compensation expense of approximately $75,200 and $18,800 for the fiscal years ending February 28, 2006 and 2005, respectively.

During December 2004, the Company granted the TAM Irrevocable Trust restricted common stock of 1,266,667 shares for interest on prior year advances. The fair market value of the restricted shares was estimated at $228,000. The Company has recorded accrued interest of $228,000 as of February 28, 2005. During April 2005, the Company issued the 1,266,667 shares to the TAM Irrevocable Trust.

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

On March 29, 2005, the Company expanded the consulting agreement with one officer to provide management-consulting services for the Company. As consideration for services to be rendered, the consultant received 316,312 restricted shares of the Company’s common stock. The common shares are to be distributed in equal installments commencing  on December 1, 2004, 2005 and 2006. As the restricted shares were granted at below the Company’s market price at the date of grant, the Company recorded compensation expense relating to the estimated fair market value of the restricted shares of $79,100 and recorded it to unearned compensation.   The Company is amortizing the estimated fair market value of the unearned compensation over the two-year vesting period. The Company has recorded compensation expense of approximately $26,400 and $8,800 for the fiscal years ending February 28, 2006 and 2005, respectively.

Additionally, on March 29, 2005, the Company granted the TAM Trust 1,972,133 restricted shares of the Company’s common stock. These shares vest over a two-year period, beginning November 1, 2004. As the TAM Trust was granted the common stock at below the Company’s market price on the date of grant, the Company recorded unearned interest relating to the estimated value of these shares of $493,000. The Company is amortizing the estimated fair market value of the unearned interest over the two-year vesting period. The Company has recorded interest expense of approximately $164,300 and $54,800 for the fiscal years ending February 28, 2006 and 2005, respectively.

On March 29, 2005, the Company expanded the consulting agreements with two officers to provide management-consulting services for the Company. As further consideration for services to be rendered, the consultants were granted 1,000,000 warrants redeemable on restricted shares of the Company’s stock at a purchase price of $.225 per share. The

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of February 28, 2006

NOTE 11:  RELATED PARTY TRANSACTIONS, continued

warrants vest in equal installments commencing on December 1, 2004, 2005 and 2006 but are exercisable through December 1, 2008. The fair market value of the warrants at date of grant was estimated at $55,300 and recorded to unearned compensation. The Company is amortizing the estimated fair market value of the unearned compensation over the two-year vesting period. The Company has recorded compensation expense of approximately $18,400 and $6,100 for the fiscal years ending February 28, 2006 and 2005, respectively.

On March 29, 2005, the Company granted the TAM Trust 500,000 warrants redeemable on restricted shares of the Company’s stock at $.225 per share. The warrants vest in equal installments commencing on December 1, 2004, 2005 and 2006 but are exercisable through December 1, 2008. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned interest relating to the estimated value of these warrants of $27,200. The Company is amortizing the estimated fair market value of the unearned interest over the two-year vesting period. The Company has recorded interest expense of approximately $9,100 and $3,000 for the fiscal years ending February 28, 2006 and 2005, respectively.

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

Net revenue from external sources at February 28:

	2006	2005
United States	$751,844	$341,106
China	-	-
	$751,844	$341,106
Segment assets:
	2006	2005
United States	$1,184,065	$543,646
China	$104,085	$50,000

	$1,288,150	$593,646

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of February 28, 2006

NOTE 13:  LOSS PER SHARE

	February 28, 2006	February 28, 2005
Numerator:

Net loss	$(932,456)	$(250,423)

Loss available to common stockholders	$(932,456)	$(250,423)

Denominator:

Weighted average shares outstanding (includes both restricted and free trading shares)	17,969,317	11,936,767

Basic and diluted loss per share	$(0.05)	$(0.02)

Warrants to purchase common stock were outstanding during the 2006 fiscal year (see Note 8) but were excluded in the computation of the diluted loss per share because their inclusion would have an anti-dilutive effect.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of February 28, 2006

NOTE 14:  SUBSEQUENT EVENTS / RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Unaudited Subsequent Events

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

Restatement of Previously Issued Financial Statements

The Company became aware of certain expense reclassifications required in its previously filed financial statements in the course of responding to comments of the Securities and Exchange Commission resulting from their review of the Company’s General Form for Registration of Securities on Form 10. The Company also, expanded certain disclosures in the Management, Discussion & Analysis. These reclassifications had no effect on previously reported results of operations or retained earnings (accumulated deficit).

The following is a summary of the effects of the reclassifications on the condensed consolidated balance sheets as February 28, 2006 as well as the effects of these changes on the condensed consolidated statements of operations for the quarter then ended.

February 28, 2006

Condensed Consolidated Balance Sheets
	As previously reported	Adjustments	Restated

Total assets	$1,288,150	-	$1,288,150

Total liabilities	941,029	-	941,029

Common stock	22,458	2,257	24,715
Additional paid in Capital	5,392,533	(2,257)	5,390,276
Additional paid in Capital	5,392,533	(2,257)	5,390,276
Total stockholder’s equity	347,121	-	347,121

Total liabilities & stockholder’s equity	1,288,150	-	1,288,150

   Fiscal Year Ending February 28, 2006

Condensed Consolidated Statements of Operations
	As previously reported	Adjustments	Restated

General & administrative expenses	(591,557)	(1,600)	(593,157)
Loss on sale of equipment/vehicle	-	(30,000)	(30,000)
Operating expenses	(956,309)	(31,600)	(987,909)
Loss from operations	(634,599)	(31,600)	(666,199)
Loss on sale of equipment/vehicle	30,000	(30,000)	-
Total other income (expenses)	(296,257)	30,000	(266,257)
Net loss before income taxes	(930,856)	(1,600)	(932,456)
Income taxes	(1,600)	1,600	-
Net loss	(932,456)	-	(932,456)

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financing Disclosure.

On February 21, 2005, the Board of Directors approved the engagement of Armando C. Ibarra, Certified Public Accountants (A Professional Corporation) as independent auditors for the Company.

Effective February 28, 2006, the Company’s audit committee dismissed Armando C. Ibarra as principal auditor for the Company. At no time were there any disagreements between the Company and Armando C. Ibarra on any matter of accounting principles or practices, financial statement disclosures or auditing scopes or procedures. Armando C. Ibarra performed the audit of the Company’s financial statements for the fiscal years-ending February 29, 2004 and February 28, 2005. The audit report of Armando C. Ibarra, Certified Public Accountants did not contain either an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles.

The Board of Directors of the Company, at a meeting held on March 26, 2006, approved the dismissal of Armando C. Ibarra and appointed Windes & McClaughry Accountancy Corporation as independent auditors for the Company beginning with the fiscal year ending February 28, 2006.

ITEM 8A. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report (the “Evaluation Date”). During the fiscal year ended February 28, 2006, the Company attempted to establish disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. As the Company has not hired a full time internal accountant, the Company has concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act was available within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)    Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act was available within the time periods specified in the Securities and Exchange Commission rules and forms in our financial statements as of February 28, 2006.

(c)    Material Weakness in Internal Control over Financial Reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has concluded that as of February 28, 2006, the Company did not maintain effective controls over the preparation, review, presentation and disclosure of amounts included in our Consolidated Balance Sheet, Consolidated Statements of Operations and Consolidated Statement of Cash Flows and the related footnotes. Specifically the Company did not timely reconcile various accounts including inventory, fixed assets and other accounts, and were required to make adjustments during the audit process. In addition, the Company was not applying appropriate accounting principles with respect to impaired assets and was required to make adjustments during the audit process for both valuation and presentation. As a result, the Company was not able to timely report its regulatory filings. These control deficiencies could result in a misstatement of the Company’s accounts that would result in a material misstatement to the Company’s presentation and disclosure that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constitute a material weakness.

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
.
(e)    Changes in Internal Controls over Financial Reporting. During the most recent fiscal year, there have been several significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to material affect our internal controls over financial reporting.

During July 2006, the Company hired an internal accountant with the goal of strengthening its disclosure controls and procedures.

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

The Company continues to aggressively address the aforementioned problems.

PART III

ITEM 9. Directors, Executive officers, Promoters and Control Persons; Compliance with Section 16 (A) of the Exchange Act

Our Directors and Executive Officers, their ages and positions held in the Company as of February 28, 2006 are as follows:

NAME	AGE	POSITION HELD

Carl Palmer	72	President, Chief Executive Officer and Director
Richard Parsons	72	Executive Vice President, Secretary and Director
James Place	68	Chief Operating Officer, Chief Financial Officer, Treasurer and Director

Our directors have served and will serve in such capacity until the next annual meeting of our shareholders and until there successors have been elected and qualified. The officers serve at the discretion of our directors. The Board of Directors as a whole serves as the audit committee and Mr. Place is the financial expert. There are no family relationships among the Directors or Officers of the Company. None of the Directors have been involved in the types of litigation specified in Item 401d of Regulation S-B.

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

James Place. Mr. Place has been Treasurer, COO and a director of our Company since November 2004. In March 2005, he assumed additional responsibilities for Manufacturing, Operations and became the Chief Financial Officer (CFO). He has over 30 years experience in food, beverages and bottled water. While at Arrowhead, he took the liter still and sparkling business from $10 to $75 million in 5 years. Mr. Place also had extensive marketing, new product development and operating experience with Fortune 100 companies such as Carnation, Kerr Glass and Hunt-Wesson. Mr. Place was Vice President and General Manager of the Grocery Products Division at Arrowhead from 1981 to 1988, a Vice President of Sales/Marketing - New Products at Kerr Glass from 1988 to 1990, Manager, New Products at Carnation from 1979 to 1981 and Sales/Marketing Manager at Hunt-Wesson Foods from 1970 to 1976.

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

Code of Ethics for Chief Executive Officer and Senior Financial Officers

On May 20, 2006, the Board of Directors of the Company adopted the Code of Ethics for Chief Executive Officer and Senior Financial Officers.

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

Summary Compensation Table

Annual Compensation			Long Term Compensation
Awards			Payouts
						Restricted	All
Name and		Salary	Annual	Other Stock		LTIP	Other
Principal/ Positions	Fiscal Year Ending	Compensation ($) (2)	Bonus ($)	Compensation ($)(1)(3)		Award(s)	Securities
Carl Palmer	2006	$10,000 (2)
President & CEO	2005	$10,000 (2)
Director	2004	$10,000 (2)

Richard Parsons	2006			$44,203	(3)(5)(7)		$77,595	(4)(6)
Executive VP*	2005			$9,400	(3)		$11,908	(4)
Director (1)	2004

James Place	2006			$9,400	(3)		$70,944	(4)(6)
COO*	2005			$9,400	(3)		$4,584	(4)
Director (1)	2004
_______________

(1)	Elected to Board of Directors during November 2004

(2) Effective December 1, 2001, the Company entered into an employment agreement with the President of the Company. The President of the Company has decided not accept his salary until the Company becomes profitable.

(3) During November 2004, Messrs. Parsons and Place were granted 240,000 shares of restricted common stock, which are scheduled to be distributed over three years beginning December 1, 2004, 2005 and 2006. The fair market value of the restricted shares was estimated to be $225,600 and the Company is amortizing this value over the two-year vesting period.

(4) In November 2004, Mr. Parsons and Mr. Place joined the Company as Executive Vice President and Chief Operating Officer respectively. In March 2005, Mr. Parsons assumed additional responsibilities for International sales activities in Asia including China and India; and Mr. Place assumed additional responsibilities for Manufacturing, Operations and became acting Chief Financial Officer.

(5) During March 2005, Messrs. Parsons and Place were granted warrants to purchase   500,000 shares of restricted common stock at $0.225 per share. Warrants vest equally over the period from December 1, 2004 until December 1, 2008. The fair value of the warrants was estimated to be $55,300 and the Company is amortizing this value over the two-year vesting period.

(6) During March 2005, Mr. Parsons was granted 316,312 shares of restricted common stock, which are scheduled to be distributed in equal installments commencing on December 1, 2004, 2005 and 2006. The fair market value of the restricted shares was estimated to be $79,100 and the Company is amortizing the estimated value over the two-year vesting period.

(7) During July 2005, the Company expanded the consulting agreements with Messrs. Parsons and Place to provide management-consulting services for the Company. As further consideration for services to be rendered, the consultants were granted 500,000  warrants redeemable into restricted shares of the Company’s stock at $.225 per share. The warrants are exercisable any time after December 1, 2006 and expire December 1, 2008.  As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned compensation relating to these warrants of $30,000. The Company is amortizing the estimated fair market value of the unearned compensation over the period from the date of grant through December 1, 2006.

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

The following sets forth the number of shares of our $0.001 par value Common Stock beneficially owned, including instruments stock warrants, etc. that are issuable within sixty days from the filing of this document, by (i) each person who, as of November 30, 2006, was known by us to own beneficially more than five percent (5%) of our Common Stock; (ii) our individual directors and (iii) our officers and directors as a group. As of December 10, 2006 there were a total of 25,103,211 shares of Common Stock issued and outstanding and 6,000,000 vested warrants.

NAME AND ADDRESS	AMOUNT AND NATURE OF	PERCENT OF
OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP (1)(2)(4)	CLASS

The TAM Irrevocable Trust	12,725,578 (3)	40.9%
4012 S. Rainbow #K111
Las Vegas, NV 80103-2012

Shawn Lampman	3,200,000	10.3%
2345 Calico Creek
Las Vegas, NV 89135

FTS Worldwide Corp.	1,320,009	4.2%
24 Route De Malagnou
1208 Geneva Switzerland

Bruce Deifik	1,080,000	3.5%
1660 Lincoln Avenue
Denver, CO 80264

Lincoln Meadows Associates LLP	360,000	1.2%
410 17th Street, 22nd Floor
Denver, CO 80202

Carl Palmer	-0-	-0-
251 Jeanell Dr., Ste 3
Carson City, NV 89703

Richard Parsons	1,483,711	4.8%
251 Jeanell Dr., Ste 3
Carson City, NV 89703

James Place
251 Jeanell Dr., Ste 3
Carson City, NV 89703	955,000	3.1%

All officers and directors
As a Group (three persons)	2,438,711	7.8%

_____________

(1) All ownership is beneficial and of record, unless indicated otherwise.

(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3) The TAM Irrevocable Trust is an irrevocable trust for the benefit of certain family members of Mr. Carl Palmer. Mr. Palmer disclaims any beneficial ownership or interest in this Trust. Cari Beck, his daughter, is the Trustee of the Trust and has total beneficiary rights, including all voting rights and investment power as the Trustee. The Trust is held in her name (50%) as well as that of Lindsay Helvey (25%) and Casey Helvey (25%), both granddaughters.

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

During November 2004, the Company entered into consulting agreements with Messrs. Parsons and Place to provide management consulting services for the Company as Executive Vice President and Chief Operating Officer, respectfully. These individuals are considered employees. As consideration for services to be rendered, the Messrs. Parsons and Place received 480,000 restricted shares of the Company’s common stock. The common shares are to be distributed in equal installments commencing on December 1, 2004, 2005 and 2006. The fair market value of the restricted shares earned during the period ending November 30, 2004 was estimated at $225,600 and recorded to unearned compensation. The Company is amortizing the estimated fair market value of the unearned compensation over the two-year vesting period. The Company has recorded amortization of approximately $75,000 and $18,800 for the fiscal years ending February 28, 2006 and 2005 respectively.

During December 2004, all Series AAA at 12% Cumulative Convertible Preferred Shares were converted into 4,500,000 shares of restricted common stock issued to the TAM Irrevocable Trust. In addition, all dividends accrued and unpaid on the AAA Preferred were waived.

As the February 28, 2006 and 2005, the Company had received advances of $363,150 and$448,200 and $504,800 from the TAM Irrevocable Trust in which Cari Beck, is the trustee as well as a daughter of Carl Palmer an officer and Board member. These advances bear interest at 10 percent. As of February 28, 2006, $363,150 of these advances is not repayable until after March 1, 2011.

As of February 28, 2006 and 2005, accrued interest on these advances was approximately $169,300 and $134,500, respectively, and is included in accrued interest due to related parties in the accompanying consolidated balance sheet.
During December 2004, the Company granted the TAM Irrevocable Trust restricted common stock of 1,266,667 shares, for interest during the period March 1, 2002 through February 28, 2005. The restricted common shares were distributed during the first quarter of the fiscal year ending February 28, 2006. The fair market value of the restricted shares was estimated at $228,000.

On March 29, 2005, the Company expanded the consulting agreement with Mr. Parsons to provide management-consulting services for the Company. As consideration for services to be rendered, the consultant received 316,312 restricted shares of the Company’s common stock. The common shares are to be distributed in equal installments commencing on December 1, 2004, 2005 and 2006. The fair market value of the restricted shares earned during the period ending November 30, 2004 was estimated at $79,100 and recorded to unearned compensation. The Company is amortizing the estimated fair market value of the unearned compensation over the two-year vesting period. The Company has recorded amortization of approximately $26,400 and $8,800 for the fiscal years ending February 28, 2006 and 2005, respectively.

On March 29, 2005, the Company expanded the consulting agreements with Messrs. Parsons and Place to provide management consulting services for the Company. As further consideration for services to be rendered, the consultants were granted 1,000,000 warrants redeemable into restricted shares of the Company’s stock. The warrants vest in equal installments commencing on December 1, 2004, 2005 and 2006 and are exercisable through December 1, 2008. The fair market value of the warrants earned during the period ending November 30, 2004 was estimated at $55,300 and recorded to unearned compensation. The Company is amortizing the estimated fair market value of the unearned compensation over the two-year vesting period. The Company has recorded amortization of approximately $18,400 and $6,100 for the fiscal years ending February 28, 2006 and 2005, respectively.

On March 29, 2005, the Company granted the TAM Trust 500,000 warrants redeemable into restricted shares of the Company’s stock at $.225 per share for additional interest charged to the Company for previous unpaid notes and continued financial support. The warrants vest in equal installments commencing on December 1, 2004, 2005 and 2006 but are exercisable through December 1, 2008. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned interest relating to the estimated value of these warrants of $27,200. The Company is amortizing the estimated fair market value of the unearned interest over the two-year vesting period. The Company has recorded amortization of approximately $9,100 and $3,000 for the fiscal years ending February 28, 2006 and 2005, respectively.

On July 27, 2005, the Company granted the TAM Trust 2,000,000 warrants redeemable into restricted shares of the Company’s stock at $.225 per share. The warrants are exercisable any time after December 1, 2006 and expire December 1, 2008. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned interest relating to the estimated value of these warrants of $120,000. The Company is amortizing the estimated fair market value of the unearned interest over the period from date of grant through December 1, 2006. The Company has recorded interest expense of approximately $46,700 for the fiscal year ending February 28, 2006.

On July 27, 2005, the Company expanded the consulting agreements with Messrs. Parsons and Place to provide management consulting services for the Company. As further consideration for services to be rendered, the consultants were granted 500,000 warrants redeemable into restricted shares of the Company’s stock at $.225 per share. The warrants are exercisable any time after December 1, 2006 and expire December 1, 2008. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned compensation relating to the estimated value of these warrants of $30,000. The Company is amortizing the estimated fair market value of the unearned compensation over the period from date of grant through December 1, 2006. The Company has recorded consulting fees of approximately $11,700 for the fiscal year ending February 28, 2006.

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

ITEM 13. EXHIBITS, LIST

(a) Exhibits

Exhibit No.	Description
2A*	Plan of Exchange between Seychelle Environmental Technologies, Inc. and Seychelle Water Technologies, Inc. dated January 30, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3A*	Articles of Incorporation dated January 23, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3B*	Articles of Merger of Royal Net, Inc. into Seychelle Environmental Technologies, Inc as filed with Form 10-SB 12 G on February 8, 2000.

3C*	Amendment to Articles of Incorporation re: Series "A" Preferred Stock as of January 31, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3D*	Amendment to Articles of Incorporation re: Series "AA" Preferred Stock as of June 5, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3E*	Amendment to Articles of Incorporation re: Series "AAA" Preferred Stock as of February 18, 1999 as filed with Form 10-SB 12 G on February 8, 2000.

3F*	Bylaws as filed with Form 10-SB 12 G on February 8, 2000.

10A*	Purchase Agreement with Aqua Vision as filed with Form 10-SB 12 G on February 8, 2000.

10B*	Amended Purchase Agreement with Aqua Vision as filed with Form 10-SB 12 G on February 8, 2000.

10C*	2000 Stock Compensation Plan I, dated July 1, 2000 as filed with Registration Statement on Form S-8 on August 31, 2000.

10D*	2002 Stock Compensation Plan I, dated February 12, 2002 as filed with Registration Statement on Form S-8 on February 27, 2002.

10E*	Purchase Agreement with Aqua Gear as filed with Annual Report on Form 10-KSB on June 14, 2002.

10F*	Employment Contract with Carl Palmer as filed with Annual Report on Form 10-KSB on June 14, 2002.

10G*	Management Consulting Contract with Richard Parsons

10H*	Management Consulting Contract with James Place

10I*	Joint Venture Agreement with Huanghua Plastic Co. Ltd. dated September 1, 2005

10J*	ABMS Health Care Pvt. Ltd. Distribution Rights Agreement dated April 1, 2006

10K*	Confident, Inc. Exclusive Distribution Rights Agreement dated January 1, 2006

10L*	Continental Technologies. Inc., Purchase Agreement dated April 26, 2006

23.1**	Auditor’s Consent

23.2**	Auditor’s Consent

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.1**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

99*	Code of Ethics for Chief Executive Officer and Senior Financial Officers

___________________

*  Previously filed with the Securities and Exchange Commission as indicated and incorporated by reference herein

** Attached hereto

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Date: February 23, 2007	By:	/s/ Carl Palmer
Carl Palmer Director, Chief Executive Officer and President

Date: February 23, 2007	By:	/s/ Jim Place
Jim Place Director and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl Palmer
Director, Chief Executive Officer and President February 23, 2007

/s/ Jim Place
Director and Chief Financial Officer February 23, 2007