Form 10QSB/A
period 2006-05-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2007-02-26
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

Check whether the registrant filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: __ No: __X_

State the number of shares outstanding of the Registrant's common stock, as of the latest practicable date, May 31, 2006, was 24,979,526.

Transitional Small Business Disclosure Format (Check one): Yes: ___ No: __X_

Explanatory Note

This Current Report on Form 10-QSB/A is filed as an amendment (Amendment No. 1) to the Current Report on Form 10-QSB filed by Seychelle Environmental Technologies, Inc. on July 17, 2006.

As reported on Form 8-K, dated December 12, 2006,on December 5, 2006 the Company’s Board of Directors, and the Company’s independent registered public accounting firm, concluded that the Company’s financial statements for the fiscal quarter ended May 31, 2006 and similar communications issued by the Company relating to periods commencing on March 1, 2006 should no longer be relied upon.

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

On March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, (“FAS 123R”) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. In connection with the Company recalculating its compensation expense under FAS 123R, it was determined that an incorrect volatility factor was previously utilized resulting in an approximate $100,000 understatement of expenses during the three-month period ended May 31, 2006.

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

The following is a summary of the anticipated effects of these changes cited above on the condensed consolidated balance sheets as May 31, 2006 as well as the anticipated effects of these changes on the condensed consolidated statements of operations for the quarter then ended.

May 31, 2006
	Condensed Consolidated Balance Sheets
	As Previously Reported	Adjustments	As Restated
Intangible assets	$44,128	$(10,700)	$33,428
Total assets	1,255,545	(10,700)	1,244,845
Accrued expenses	224,968	5,400	230,368
Total liabilities	886,365	5,400	891,765
Additional paid in capital	5,530,113	(64,443)	5,465,670
Unearned compensation	(169,413)	169,413	-
Unearned interest	(287,753)	(23,067)	(310,820)
Accumulated deficit	(5,174,489)	(100,261)	(5,274,750)
Net (loss)	(216,555)	(101,688)	(318,243)
Net (loss) per share-basic and diluted	(0.01)	-	(0.01)
Total stockholders’ equity	369,180	(16,100)	353,080
Total liabilities and stockholders’ equity	$1,255,545	$(10,700)	$1,244,845

For Quarter Ended May 31, 2006:

	Condensed Consolidated Statements of Operations
	As Previously Reported	Adjustments	As Restated
Consulting fees to related parties	$(35,000)	$(21,860)	$(56,860)
Total operating expenses	(203,429)	(23,460)	(226,889)
Net loss from operations	(144,948)	(23,460)	(168,408)
Interest expense to related parties	(75,582)	(79,828)	(155,410)
Total other income (expense)	(70,007)	(79,828)	(149,835)
Net loss before provision for income taxes	(214,955)	(103,288)	(318,243)
Provision for income taxes	(1,600)	1,600	-
Net loss	(216,555)	(101,688)	(318,243)
Net (loss) per share-basic and diluted	(0.01)	-	(0.01)

FORM 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technology, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

As of May 31, 2006

ASSETS
CURRENT ASSETS
Cash	$502,210
Trade receivables, net of allowance for doubtful accounts	48,802
of $-0- as of May 31, 2006
Inventories, net	445,638
Prepaid expenses	58,359

Total current assets	1,055,009

PROPERTY AND EQUIPMENT, NET	149,666

INTANGIBLE ASSETS, NET	33,428

OTHER ASSETS	6,742

Total non-current assets	189,836

TOTAL ASSETS	$1,244,845

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(CONTINUED)

As of May 31, 2006

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$59,834
Accrued expenses	230,368
Line of credit	50,000
Accrued interest due to related parties	177,597
Customer deposits	2,816
Income taxes payable	8,000

Total current liabilities	528,615

NOTES PAYABLE TO RELATED PARTIES	363,150

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock $.001 par value - 50,000,000 shares authorized; 24,979,526 issued and outstanding	24,980
Additional paid-in capital	5,465,670
Estimated value of warrants	448,000
Accumulated deficit	(5,274,750)
Unearned interest	(310,820)

Total stockholders' equity	353,080

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,244,845

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For Three-Month Periods Ending May 31,

	2006	2005

SALES	$169,875	$237,987

COST OF SALES	111,394	76,975

Gross profit	58,481	161,012

OPERATING EXPENSES
Selling	19,035	23,475
General and administrative	150,994	133,895
Consulting fees to related parties	56,860	30,000

Total expenses	226,889	187,370

LOSS FROM OPERATIONS	(168,408)	(26,358)

OTHER INCOME (EXPENSES)
Interest income	4,752	-
Interest expense to related parties	(155,410)	(53,753)
Miscellaneous income (expense)	823	(768)

Total other income (expense)	(149,835)	(54,521)

Net loss	$(318,243)	$(80,879)

BASIC AND DILUTED (LOSS)
PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES: BASIC AND DILUTED	22,126,033	14,027,909

See accompanying notes to consolidated financial statements

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three-Month Periods Ending May 31,

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(318,243)	$(80,879)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	7,124	7,005
Compensation and interest expense on stock and warrants	202,458	53,708
Contributed executive services	2,500	2,500
Provision for doubtful accounts	-	(2,047)
Return of shares due to failure to perform services	-	(32,500)
Changes in operating assets and liabilities:
Trade receivables	(15,200)	(56,255)
Inventory	(53,997)	(18,660)
Prepaid expenses and other assets	(13,097)	(52,092)
Accounts payable	(1,177)	2,857
Accrued expenses	60,157	72,566
Accrued interest due to related parties	8,282	9,946
Customer deposits	(26,232)	25,574
Income tax payable	1,600	(1,997)

Net cash used in operating activities	(145,825)	(70,274)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of tooling and equipment	(1,284)	(25,435)

Net cash used investing activities	(1,284)	(25,435)

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)

For the Three-Month Periods Ending May 31,

	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	$11,250	$537,745
Proceeds from sale of equipment	2,500	-
Repayments on related party notes payable	-	(25,000)

Net cash provided by financing activities	13,750	512,745

NET (DECREASE) INCREASE IN CASH	(133,359)	417,036

Cash, beginning of period	635,569	23,782

Cash, end of period	$502,210	$440,818

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

Interest	$-	$-
Income taxes	$-	$1,997

NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock issued for settlement of debt	$107,995	$53,401
Stock issued for intellectual property	$16,100	$-
Stock issued for accrued interest	$-	$228,000
Return of shares due to non-performance of services	$-	$32,500

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MAY 31, 2006

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The unaudited consolidated condensed financial statements of Seychelle Environmental Technologies, Inc. (the “Company”) for the three-month periods ended May 31, 2006 and May 31, 2005 have been prepared in conformity with the accounting principles described in the Company’s Annual Report o Form 10-K for the fiscal year ended February 28, 2006 (the “Annual Report”) and include all adjustments considered necessary by management for a fair statement of the interim periods. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results to be expected for the full year.

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

The Company adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of March 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s condensed consolidated financial statements as of and for the three-months ended May 31, 2006 reflect the impact of FAS 123(R).  In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for the three-months ended May 31, 2005 have not been restated to reflect, and do not include, the impact of 123(R).

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MAY 31, 2006

Stock based compensation expense recognized during the three-months ended May 31, 2006 is based on the value of the portion of share based payment awards that are ultimately expected to vest during the period. Stock based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three-months ended May 31, 2006 included compensation expense for share based payment awards granted prior to, but not yet vested as of February 28, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of 123R and compensation expense for the share based payment awards granted subsequent to February 28, 2006 based on the grant date fair value estimated in accordance with the provisions of FAS 123R. As stock based compensation expense recognized in the condensed consolidated statement of operations for the first three-months of fiscal 2007 has been based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three-months ended May 31, 2006, the Company applied an estimated forfeiture rate of zero% for officer grants, as the vesting periods are complete as of December 1, 2006. As of the date of this filing, there were no warrants granted to non-officers of the Company and therefore, no forfeiture rate was utilized. The estimated vesting term of warrant grants for the three-months ended May 31, 2006 was 4.5 years for officer grants.

FAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those warrants to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three-months ended May 31, 2006 and 2005. Prior to the adoption of FAS 123R, those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock warrant exercises.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MAY 31, 2006

The weighted average fair value of stock based compensation is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock based compensation awards is amortized using the straight line method over the vesting period of the warrants or restricted common shares, as such method is consistent with the officer's contractual obligation. The Company’s fair value calculations for stock based compensation awards for the three-months ended May 31, 2006 were based on the following assumptions:

Risk free interest rate	3.5%
Expected life	1.58 - 3.33
Expected volatility	235 - 323%
Expected dividends	None

The following table summarizes stock based compensation, consulting and interest costs related to stock warrants and restrictive common shares under FAS 123(R) for the three-months ended May 31, 2006, allocated as shown:

Consulting fees to related parties	$ 56,860
Interest expense to related parties	$155,410
Total stock and warrant based compensation expense	$212,270

For the three-months ended May 31, 2006, the amount of stock based compensation related to stock warrants was $42,789. For the three-months ended May 31, 2006, the amount of stock based compensation expense related to restricted common shares was $14,071.

For the three-months ended May 31, 2006, the amount of stock based interest related to stock warrants was $109,415. For the three-months ended May 31, 2006, the amount of stock based interest expense related to restricted common shares was $45,995.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MAY 31, 2006

The Company’s net loss for the three-months ended May 31, 2006 was $318,243. The Company’s net loss for the three-months ended May 31, 2006 was $101,688 greater than it would have been if the Company had continued to account for share based compensation under APB 25. The Company’s net loss per common share, basic and diluted, for the three-months ended May 31, 2006 was $0.01. The Company’s net loss per common share, basic and diluted, for the three months ended November 30, 2006 was equal to what it would have been if the Company had continued to account for share based compensation under APB 25.

The summary of the warrant activity, relating to compensation and interest expense, during the three-months ended May 31, 2006 is as follows:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at February 28, 2006	4,000,000	$0.225
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at May 31, 2006	4,000,000	$0.225	2.75	$79,034

Vested or expected to vest at May 31, 2006	4,000,000	$0.225	2.75	-

Exercisable at May 31, 2006	2,680,000	$0.225	2.75	$79,034

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MAY 31, 2006

The following table summarizes significant ranges of outstanding warrants accounted for under the provisions of SFAS 123(R) as of May 31, 2006:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$0.225	500,000	2.75	$0.225	335,000	$0.225
$0.225	500,000	2.75	$0.225	335,000	$0.225
$0.225	500,000	2.75	$0.225	335,000	$0.225
$0.225	250,000	2.75	$0.225	167,500	$0.225
$0.225	250,000	2.75	$0.225	167,500	$0.225
$0.225	2,000,000	2.75	$0.225	1,340,000	$0.225
	4,000,000	2.75	$0.225	2,680,000	$0.225

The per share weighted average fair value of warrants outstanding during the three-months ended May 31, 2006 and 2005 was $0.32 and $0.31, respectively.

There were no warrants exercised or exercisable during the three-months ended May 31, 2006 as all warrants granted to officers fully vest as December 1, 2006. As of May 31, 2006, total unrecognized adjusted compensation costs related to nonvested stock warrants for officers was approximately $85,600, which is expected to be recognized as an expense over the six-month period ending November 30, 2006. As of May 31, 2006, total unrecognized interest costs related to nonvested stock warrants was approximately $218,800, which is expected to be recognized as an expense over the six-month period ending November 30, 2006, as the warrants are fully vested as of December 1, 2006.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MAY 31, 2006

The summary of the restricted stock grants, relating to compensation and interest expense, during the three-months ended May 31, 2006 is as follows:
Number of Shares

Nonvested Balance at March 1, 2006	915,187
Granted	-
Vested	-
Forfeited	-
Nonvested balance at May 31, 2006	915,187

Vested or expected to vest at May 31, 2006	2,768,445

Exercisable at May 31, 2006	1,853,258

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MAY 31, 2006

During the three-months ended May 31, 2005 and 2006, the following activity occurred:

	May 31, 2005	May 31, 2006

Stock awards granted	2,768,445	-

Weighted average grant - date fair value	$0.24	-

The per share weighted average fair value of restricted shares outstanding during the three-months ended May 31, 2006 and 2005 was $0.24 and $0.24, respectively.

There were 1,853,258 restricted common shares vested during the three-months ended May 31, 2006. As of May 31, 2006, there was $28,100 unrecognized adjusted compensation costs related to nonvested restricted common shares, which is expected to be recognized as an expense over the six-month period ending November 30, 2006, as all restricted shares are fully vested as of December 1, 2006. As of May 31, 2006, there was $92,000 unrecognized interest costs related to nonvested restricted common shares, which is expected to be recognized as an expense over the six-month period ending November 30, 2006, as all restricted common shares are fully vested as of December 1, 2006.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MAY 31, 2006

Pro forma results are as follows:

Three months ended May 31, 2005
Net loss, as reported	$(80,879)

Add: Stock based compensation and interest expense included in reported net loss	83,753

Deduct: Total stock based compensation and interest expense determined under the fair value based method for all awards	(212,270)

Net loss, pro-forma	$(209,396)

Basic and diluted net loss per common share:
As reported	$(0.00)
Pro-forma	$(0.01)

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MAY 31, 2006

NOTE 2: INVENTORY

The following is a summary of inventory as of May 31, 2006:

Raw materials	$181,007
Work in progress	33,464
Finished goods	310,956
525,427
Reserve for obsolete or slow moving inventory	(79,789)

Net inventories	$445,638

Work in progress and finished goods inventory includes material, labor and manufacturing overhead costs.

NOTE 3: PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at May 31, 2006:

Tooling	$285,695
Equipment	36,652
Vehicles	10,000
Furniture and fixtures	15,465
Computer equipment	14,802
Leasehold equipment	1,000
363,614
Less: accumulated depreciation and amortization	213,948

$149,666

Total depreciation expense for the three-month periods ended May 31, 2006 and 2005, respectively, was approximately $6,800.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MAY 31, 2006

NOTE 4: INTANGIBLE ASSETS

The following is a summary of intangible assets at May 31, 2006:

Redi Chlor brand name and trademark	$16,100
Hand pump	8,000
Patents	17,622
41,722
Less: Accumulated amortization	8,294

$33,428

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

NOTE 5: ACCRUED EXPENSES

Accrued expenses consist of the following at May 31, 2006:

Accrued legal expenses	$129,398
Accrued accounting expenses	48,082
Accrued claim settlement	12,750
Accrued commissions	10,905
Accrual for stock purchase (Continental Technologies)	16,100
Accrued credit card purchases	9,824
Other accrued expenses	3,309
$230,368

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MAY 31, 2006

NOTE 5: ACCRUED EXPENSES, continued

During April 2006, the Company issued 50,000 common shares, subject to a one-year restriction period, to shareholders of Continental Technologies, Inc. (“Continental’) with an approximate value of $16,100 for the Redi Chlor brand name and trademark. As the purchase agreement provides the shareholders of Continental the right to sell the common shares back-to the Company, at Continental’s sole option for a period of six months after the maturity date at $0.75 per share, the Company recorded a liability for approximately $16,100 (see Notes 4 and 7).

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

Warrants

A summary of warrant activity is as follows:

Outstanding warrants	Warrants Outstanding	Exercise Price

Balance, March 1, 2006	6,000,000	$0.225
Granted	0	0
Exercised	0	0
Canceled	0	0
Balance, May 31, 2006	6,000,000	$0.225

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MAY 31, 2006

NOTE 8:    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
As reported on Form 8-K, dated December 12, 2006, the Company became aware of the following errors in its previously filed financial statements on Form 10-QSB for the quarter ended May 31, 2006-

1)
The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, (“FAS 123R”). In connection with the Company recalculating its compensation expense under FAS 123R, it was determined that an incorrect volatility factor was previously utilized resulting in an approximate $100,000 understatement of expenses during the three-month period ended May 31, 2006.

2)
During April 2006, the Company issued 50,000 common shares, subject to a one year restriction period, to shareholders of Continental Technologies, Inc. (“Continental’). As the purchase agreement provides the shareholders of Continental the right to sell the common shares back-to the Company, the Company recorded a contingent liability for approximately $16,100. Previously, the Company had overstated the fair value of the patent by approximately $10,700 and recorded the estimated fair market value of the common shares, approximately $16,100, as an equity transaction.

3)	Company reclassified the California minimum franchise fee from income taxes to a component of general and administrative expenses.

The following is a summary of the effects of these changes cited above on the condensed consolidated balance sheets as May 31, 2006 as well as the effects of these changes on the condensed consolidated statements of operations for the quarter then ended.

May 31, 2006
Condensed Consolidated Balance Sheets
	As previously reported	Adjustments	Restated

Total assets	$1,255,545	(10,700)	$1,244,845

Total liabilities	886,365	5,400	891,765

Total stockholder’s equity	369,180	(16,100)	353,080

Total liabilities & stockholder’s equity	1,255,545	(10,700)	1,244,845

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MAY 31, 2006

Condensed Consolidated Statements of Operations
	As previously reported	Adjustments	Restated

Sales	$169,875	-	$169,875
Cost of sales	(111,394)	-	(111,394)
Gross profit	58,481	-	58,481
Operating expenses	(203,429)	(23,460)	(226,889)
Net loss from operations	(144,948)	(23,460)	(168,408)
Total other income (expense)	(70,007)	(79,828)	(149,835)
Net loss before income taxes	(214,955)	(103,288)	(318,243)
Income taxes	(1,600)	1,600	-
Net loss	(216,555)	(101,688)	(318,243)

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

(b) Business of Seychelle

General
Seychelle designs and manufactures unique, state-of-the-art Ionic Adsorption Micron Filters that remove up to 99.8% of all pollutants and contaminants found in any fresh water source. Using breakthrough technology, Seychelle has also developed proprietary ozone systems. Patents or trade secrets cover all proprietary products. Since human bodies are 75% water and our mission is twofold: First, to help educate everyone to the fact that the quality of water they drink is important and second, to make available low-cost, effective filtration products that will meet the need for safe, great tasting, high quality drinking water.

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

We signed a License Agreement with Gary Hess, doing business as Aqua Gear USA on June 6, 2002 for a product known as the "Hand Held Pump Technology." We licensed all proprietary rights associated with this technology. We will pay a 2% royalty on our gross income for the technology during the term of the license. The License Agreement is for an initial term of five years, with five successive five-year renewals. This offers us an additional proprietary product in the portable filtration industry. We believe that this purchase compliments our current product line. As of the date of this filing, this technology has resulted in a product called Pump N’ Pure which allows the user to draw filtered water from virtually any container or location. The Company continues to believe that the product will be viable in developing countries as an emergency preparedness product, and for families where cost is a prime consideration. The Company plans to start marketing the Hand Held Pump as part of its Aqua Gear product line in the US sporting goods industry in 2007.

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

In China the original manufacturing agreement with Heibei RO Environmental Technologies expired and was not renewed. Instead, we signed an exclusive joint venture agreement with Huanghua Seychelle Plastic Co., Ltd on September 1, 2005.

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

During August 2006, the Company signed an agreement with Food for Health, Inc. a manufacturer and marketer of nutritional food and vitamin products, to sell certain water filtration products, using the Aqua Gear brand name, to a variety of their customers including big-box stores in the US and Canada. As of the date of filing, Food for Health, Inc. has ordered 100,000 bottles.

Separately, Food for Health contracted with the Company to source varied products (such as pots, radios, utensils, blankets, etc.) made in China for their Emergency Preparedness packs to be sold to their customers. These products will be shipped directly to Food for Health from China. As of date of this filing, Food For Health has ordered approximately $628,000 in products from China.

We will also continue to promote our products and technologies to non-profit organizations, such as the Red Cross, the U.S. and international militaries, missionaries, charitable and fund-raising groups and other philanthropic organizations.

Management's Discussion and Analysis

Results of Operations

Three-month period ending May 31, 2006 compared to the corresponding period in 2005.

Selected Financial Data	2005	2006	Year Over Year Change%

Sales	$237,987	$169,875		($ 68,112)	(29)
Cost of sales	$76,975	$111,394		$34,419	45
Gross profit	$161,012	$58,481		($102,531)	(64)
Gross profit percentage	68%	34%		(34%)	(50)
General & administrative expenses	$133,895	$150,994		$17,099	13
Consulting fees to related parties	$30,000	$56,860		$26,860	90
Interest expense to related parties	$53,753	$155,410		$101,657	189
Net cash used in operating activities	($70,274)	($145,825)	$	(75,551)	(108)
Net cash used in investing activities	($25,435)	($1,283)		$24,152	95
Net cash provided financing activities	$512,745	$13,750		($498,995)	(97)

Sales. The decrease in sales is primarily attributable to decreased sales with two customers - approximately $59K sales to Wellness Enterprises and $70K to BK Pakistan. This decrease in sales was partially offset by the Company entering into a five (5) year exclusive distribution agreement with Confident, Inc. to sell its water filtration products in the markets of The Peoples Republic of China, Taiwan, Singapore and Hong Kong. During the three-month period ending May 31, 2006, total sales to Confident, Inc. and its affiliated entities approximated $30,000. Additionally, the Company increased sales with Healthy Directions LLC (from $7K in 2005 to $21K in 2006), Vortex Ltd. (from nil in 2005 to $9K in 2006) and Blackhawk Industries (from $1K in 2005 to $13K in 2006). In the fall of 2006, the Company will be launching several new products that have undergone the extensive research and development, design, tooling and production steps required for commercialization prior to introduction. This was made possible by the exclusive plastic manufacturing agreement signed with Huanghua Seychelle Plastic Co., Ltd. in China. Also, the Company is preparing a disaster-preparedness order with one of the new products for a test market by a vendor of a major retailer.  Overall, the Company sold approximately 11,400 bottles during both the nine months ending November 30, 2006 and 2005, respectively. The Company’s sale of countertops to BK Pakistan was a one-time transaction.  Overall, the Company sold approximately 11,400 bottles during both the nine months ending November 30, 2006 and 2005, respectively. The Company’s sale of countertops to BK Pakistan was a one-time transaction.

Cost of sales and gross profit. The decrease in gross profit is primarily due to a change in sales mix, as the gross profit for sales to Wellness Enterprises and BK Pakistan approximated $105K during the three-month period ending May 31, 2005. The new products noted above have higher gross margins levels and will improve the overall gross profit as the products achieve significant sales levels.

General & administrative expenses. The increase in general & administrative expenses was primarily to increased legal fees (from $8K in 2005 to $15K in 2006) and the reduction in prior year consulting expenses of $33K as a consultant surrendered to the Company 250,000 restricted common shares due to his non-performance of certain contractual obligations. This increase in general and administrative expenses was partially offset by a decrease in outside accounting assistance (from $88K in 2005 to $63K in 2006) as the Company incurred such costs to catch up on SEC filings at the beginning of the prior year.

Consulting fees to related parties. The increase in consulting fees was due to warrants issued to Messrs. Richard Parsons and Jim Place, during July 2005, redeemable into restricted shares of the Company’s stock at $.225 per share. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned compensation relating to the estimated value of these warrants and is amortizing the beneficial conversion feature over the life of the warrants. Additionally, as previously noted, on March 1, 2006 such fees increased due to the adoption of SFAS 123R.

Interest expense to related parties. The increase in interest expense was primarily due to the amortization of the beneficial conversion feature of the warrants issued to the TAM Trust during July 2005. The Company has recorded interest expense of approximately $22,500 related to amortization of the July 2005 warrants for the three-month period ending May 31, 2006. Additionally, as previously noted, on March 1, 2006 such fees increased due to the adoption of SFAS 123R.

Net loss. Even though profits for the three-month period ending May 31, 2006 were negative by $318K, $78K in accounting and legal fees to assist in the audit and preparation of the Form 10 and other SEC filings, in addition to, $155K in financing costs with TAM the primary lender, the amortization of $56K in officer stock compensation were the primary reasons for the result.

Net cash used in operating activities. During the three-month period ending May 31, 2006, the Company funded its operations through funds previously obtained by sale of restricted common stock. During the three-month period ending May 31, 2006, the net loss from operations of $318K was offset by $213K non-cash expenditures. These non-cash expenses primarily relate to $155K in financing costs and the amortization of $56K in officer stock compensation.

Net cash used in investing activities. The 2005 increase in cash used by investment activities was primarily due to the purchase of $25K in equipment and tooling.

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

Goodwill and Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, requires that intangible assets be tested for impairment on an annual basis (March 1 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators or competition.. Application of the impairment test requires judgment, including the determination of the fair value of each intangible asset. The fair value of each intangible asset is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment for each intangible asset.

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

During the preparation, review, presentation, and disclosure of amounts included in the Company’s financial statements included in its Form 10QSB filing for second quarter ended August 31, 2006, Company management concluded that although accounts were being reconciled on a timelier basis, controls surrounding the accumulation and valuation of inventory and molds maintained at vendor facilities continue to require improvement. In addition, during the preparation of the Form 10-QSB for the second quarter, and as a result of responding to certain Securities and Exchange Commission comments on the Company’s form 10-SB, the Company determined, as disclosed in this amended Form 10-QSB, that it was not applying appropriate accounting principles with respect to transactions in which an entity exchanges its equity instruments for goods or services (Statement of Financial Accounting Standards No. 123R, Share-Based Payments ) and was required to make adjustments during the review process for both valuation and presentation. In addition, the Company overstated the value of an intangible asset and was not properly classifying the contingent liability for the repurchase of common shares from Continental Technologies, Inc. On December 12, 2006, the company reported in Form 8-K these events, and management concluded at the time that the Company’s controls related to financial statement preparation and disclosure controls were not effective.

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

As a result of the above, the Company was not able to timely report its regulatory filings. These control deficiencies could result in a misstatement of the Company’s accounts that would result in a material misstatement to the Company’s presentation and disclosure that would not be prevented or detected. Accordingly, management has concluded that these deficiencies constitute a material weakness. Therefore, management will continue to monitor and assess these control procedures to ascertain if the material weakness described above has been remedied.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During May 2001, Seychelle Water Technologies, Inc. was named and served with a lawsuit originally filed by SafeWater Anywhere, Inc. and John Ferguson as plaintiffs. This lawsuit was filed in State Superior Court in Orange County, California. Mr. Carl Palmer was also named as a defendant. The complaint alleged breach of fiduciary duty, constructive fraud, promissory fraud, rescission, constructive trusts, unfair trade practices, and conversion, and sought unspecified damages and injunctive relief. The original suit was dismissed upon motion of the defendants, but was subsequently re-filed by John M. Ferguson individually on or about October 13, 2004. The re-filed suit was again brought against Seychelle Water Technologies, Inc. and Carl Palmer, and again alleges breach of fiduciary duty, constructive fraud, promissory fraud, rescission, constructive trust, unfair trade practices, and conversion, and seeks unspecified damages and injunctive relief. Plaintiff essentially alleges that defendants Seychelle Water Technologies, Inc. (hereafter “Seychelle Water”) and Carl Palmer fraudulently induced plaintiff to enter into an agreement to relinquish 4,000,000 shares of the stock of defendant Seychelle Water. Plaintiff alleges that he originally entered into a joint venture and stock subscription agreement with DuSean Berkich (“Berkich”), pursuant to which Berkich and plaintiff formed and controlled Seychelle Water. Plaintiff alleges that when he discovered certain improprieties by Berkich, he became concerned, and ultimately agreed to the (re)purchase by Berkich of his interest in the Seychelle Water stock. Plaintiff is now suing to recover damages he allegedly suffered as a result of the (re)purchase by Berkich of his interest in Seychelle Water. A demurrer to the re-filed complaint was filed and in response a first amended complaint was filed and served. A second demurrer to the First Amended Complaint has been filed and sustained by the Court, and plaintiff has been granted fourteen days leave to amend. A second amended complaint has now been filed and answered. As of the filing of this document, the lawsuit has been settled for 5,000 restricted shares of common stock and dismissal is pending

As of May 31, 2006, we know of no legal proceedings pending or threatened or judgments entered against any of our directors or officers in his or her capacity as such.

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

During the three-month period ending May 31, 2006, the Company issued 50,000 common shares to shareholders of Continental Technologies, Inc. (“Continental’) with an approximate value of $16,100 for intellectual property.

During the three-month period ended May 31, 2006, the Company issued an aggregate of 165,516 restricted shares to three debt holders with an approximate total value of $108,000.

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

* Previously filed with the Securities and Exchange Commission as indicated and incorporated by reference herein

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act OF 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Seychelle Environmental Technologies, Inc.

Date: February 23, 2007	By:	/s/ Carl Palmer
Carl Palmer Director, Chief Executive Officer and President

Date: February 23, 2007	By:	/s/ Jim Place
Jim Place Director and Chief Financial Officer and Chief Operating Officer