Form 10KSB
period 2007-02-28
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2007-08-23
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-KSB

( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [] No:  [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) : Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year $952,646. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 28, 2007 was approximately $10,311,867. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, February 28, 2007, was 25,150,896.

References in this document to "us," "we," “Seychelle,” “SYEV,” or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiary.

PART I

ITEM 1.                  Description of the Business.

(a)   Business History of Seychelle

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

On January 30, 1998, we entered into an Exchange Agreement with Seychelle Water Technologies, Inc., a Nevada corporation (SWT), whereby we exchanged our issued and outstanding capital shares with the shareholders of SWT on a one share for one share basis. We became the parent company and SWT became a wholly owned subsidiary. SWT had been formed in 1997 to market water filtration systems of Aqua Vision International.

As of February 28, 2007, the TAM Irrevocable Trust (TAM Trust), one of our principal shareholders, has loaned the Company funds to finance Company operations, with an outstanding balance of $299,175 at 10% simple interest, repayable after March 1, 2011.  Accrued interest due to the TAM Trust amounted to $251,761 as of February 28, 2007.   The Company believes that despite the increase in sales experienced during the fiscal years ended February 28, 2006 and 2007, additional funding may still be required from the TAM Trust or other shareholders.  During March 2007, the Company received an additional $100,000 in funds from the TAM Trust to continue the development of its new emergency preparedness products.  During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding, if required.

Organization

Our company is presently comprised of Seychelle Environmental Technologies, Inc., a Nevada corporation, with one subsidiary, Seychelle Water Technologies, Inc., also a Nevada corporation (collectively, the Company or Seychelle). We use the trade name "Seychelle Water Filtration Products, Inc." in our commercial operations.

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

Seychelle has sold over 2 million portable water filtration bottles throughout the world to customers such as individuals, dealers, and distributors - and to governments, military, agencies and emergency relief organizations such as the U.S. Marine Corps, the International Red Cross, Eco-Challenge, Kenya Wild Life Service, La Cruz Roja de Mexico and the N.Y. Institute for the Blind. In addition, the Company has donated thousands of portable bottles to church groups and missionaries worldwide.

In 2001, the World Bank placed the value of the world water market at close to  $400 billion annually.  Bottled water, according to Water Facts, has emerged as the second largest commercial beverage category by volume in the US. However, Seychelle products compete in a more limited market: the portable and home filtration products segments. Enviroscrub Technology estimated the United States household water filtration market in March 2004 to be $500 million in size, growing at 10% annually. Additional information pertaining to the size of the portable water filtration market is not reasonably known to us.

In developing countries, many people in rural areas boil their water for drinking and cooking to kill bacteria, but this process does not remove the pyrogens, chemicals, toxins, volatile organisms, heavy metals and other pathogens that remain in the water. In Africa alone, according to Earth Prayers From Around the World, approximately 6,000 people die every day because of water borne diseases.

Business Plan

The management of Seychelle represents over 100 years of combined experience in developing improvements and innovations in the field of micron technology. As a result, our products can deliver up to .2-micron filtration, at pennies per gallon, with pressure as low as 5 pounds per square inch (PSI). Further, our point of difference filtration systems remove up to 99.8% of all known pollutants and contaminants most commonly found in fresh drinking water supplies in the four major areas of concern as follows:

    AESTHETICS: Taste, chlorine, sand, sediment and odor problems.
    BIOLOGICS: Pathogens such as Cryptosporidium, Giardia and E. coli bacteria.
    CHEMICALS: Pesticides, detergents, toxic chemicals and industrial waste.
    DISSOLVED SOLIDS: Heavy metals such as aluminum, asbestos, copper, lead, mercury and radon-222.

Seychelle filters have been tested by independent and government laboratories throughout the world and are approved for sale and distribution in the following countries: United States, Mexico, United Kingdom, Korea, Malaysia, Indonesia, Japan, The Peoples Republic of China, Vietnam, New Zealand, Australia, Brazil, Venezuela, Argentina, South Africa, and Pakistan. In the United States, Seychelle filters have been certified by California and Florida approved independent laboratories implementing Environmental Protection Agency, American National Standards Institute, and National Sanitation Foundation protocol, procedures, standards and methodology. Additionally, we offer a test pack for potential customers that include the test results from selected countries. In addition, results from the United States, United Kingdom and South Africa are displayed on our Website:  www.seychelle.com.   To our knowledge, no other water filtration system can achieve this level of removal of up to 99.8% of all known pollutants and contaminants most commonly found in fresh drinking water supplies in the four major areas of concern.  The benefit of such filtration can save lives worldwide as awareness of Seychelle’s product line increases and is used.

Principal Products or Services and their Markets

Portables Products

Seychelle has a varied line of portable filters for people on the go. They include Flip Top’s and varied military style canteens - regular or with silverators (for further bacteria control). Sizes are from 18oz to 30oz, and provide up to 100 gallons of pure drinking water from any fresh water source, running or stagnant (such as rivers, lakes, ponds, streams and puddles).

The current portable products include: Flip-Top, Survivor, Canteen, In-Line Eliminator, Pure Water Bag, Pump n’ Pure, Facial Mist and replacement filters.

Home Products

Seychelle technology has developed products for above the counter, below the counter, and to filter the whole house. Installation is easy, and unlike reverse osmosis (RO), only a low-pressure line is needed. No water is wasted in the filtration process. Seychelle also makes a variety of shower filters.

The current home products include: Point Of Entry, Total Home and all replacement filters, and feature technology developed for portable products.

New Products

We have re-engineered the Flip Top bottle to eliminate parts, reduce costs, provide a more streamlined look, and add a disinfectant capability. Additionally, the In-Line Filter is being changed to provide greater filter media, and to meet field conditions that require a longer, narrower design.

We signed a license agreement with Gary Hess (the License Agreement), doing business as Aqua Gear USA on June 6, 2002 for a product known as the "Hand Held Pump Technology." We licensed all proprietary rights associated with this technology. We pay a 2% royalty on our gross sales for the technology during the term of the License Agreement. The License Agreement is for an initial term of five years, with five successive five-year renewals. This offers us an additional proprietary product in the portable filtration industry. We believe that this License Agreement compliments our current product line. As of the date of this filing, this technology has resulted in a product called Pump N’ Pure which allows the user to draw filtered water from virtually any container or location. The Company continues to believe that the product will be viable in developing countries, as an emergency preparedness product, and for families where cost is a prime consideration. The Company plans to start marketing the Hand Held Pump as part of its Aqua Gear product line to the United States sporting goods industry in fiscal 2008. As of the date of this filing, approximately $12,000 in royalties has been paid to date under this License Agreement.

During July 2006 the Company signed a second license agreement (the Second Agreement) with Gary Hess, doing business as Aqua Gear USA. We will pay a 2% royalty on net sales for this technology up to $120,000 and 1% thereafter. The Second Agreement shall continue indefinitely unless terminated due to a default or breach of the agreement. This affords the Company additional patent protection (patent # 6,136,188) and ownership of the trademark Aqua Gear.  Products affected include all Aqua Gear trademarked filter bottles and flip up bottles sold in the product line.

During April 2006, the Company issued 50,000 common shares of common stock to shareholders of Continental Technologies, Inc. (Continental) with an approximate value of $16,100 for the Redi Chlor brand name, trademark and the use of the EPA Registration Number 55304-4-7126. As of the date of this filing, the Company has commenced selling the Redi Chlor brand name water chlorine tablets to consumers, dealers, distributors and manufacturers. Each tablet disinfects five gallons of source water.  Under the agreement, the Company further agreed to remit Continental a 10% commission on net sales, as defined, of the existing product and 10% on any product sold by Continental for us to their existing or new customers at our original equipment manufacturer (OEM)  prices. The agreement is for the life of Seychelle.

Manufacturing

The Company has determined that we will be able to produce some of our product components in China at a lower cost than in the U.S. while maintaining equivalent quality standards.   Our filter will continue to be manufactured in the U.S. The final assembly of our products is completed at our facility in San Juan Capistrano.

 On September 1, 2005, we signed an exclusive agreement with Huanghua Seychelle Plastic Co., Ltd. to manufacture component parts.

Sales Channels

Sales channels to be pursued will include: Retail, Military, Government, Multi-Level Marketing, International, OEM and Joint Ventures.

Seychelle has signed product distribution agreements with Confident, Inc. for  Peoples Republic of China, Taiwan, Hong Kong and Singapore and with ABMS Health Care for India and we are exploring opportunities in other countries. During the fiscal years ended February 28, 2007 and 2006, total sales to Confident, Inc. and their affiliated entities approximated $28,100 and $90,000, respectively. To date there have been no sales to AMBS Health Care.

In Japan, Vortex represents Seychelle as a non-exclusive distributor selling our product line to dealers, distributors and retail stores. During the fiscal years ended February 28, 2007 and 2006, total sales to Vortex approximated $30,000 and $7,400, respectively.

In the U.S., Food For Health, Inc. a manufacturer and marketer of nutritional food and vitamin products based in Orem, Utah, has signed an agreement with us to sell certain water filtration products under the Aqua Gear brand name to a variety of their customers, including big-box stores in the U.S. and Canada. To date, Food For Health, Inc. has ordered 100,000 bottles.  As of February 28, 2007, approximately 53,000 bottles are on back order with an approximate sales value of $297,000.  Separately, Food For Health has contracted with us to source varied products (such as pots, radios, utensils, thermal blankets, etc.) made in China for their Emergency Preparedness packs to be sold to their customers. These products will be shipped direct to Food For Health from China.  In fiscal 2007, we received approximately $110,000 in distribution income relating to these shipments of approximately $615,000 in various emergency preparedness products.

On April 1, 2007, the exclusivity clause in the Food For Health distribution agreement expired.

We will also continue to promote our products and technologies to non-profit organizations, such as the Red Cross, the U.S. and international militaries, missionaries, charitable and fund-raising groups and other philanthropic organizations.

On June 14, 2007, the Company entered into a joint venture agreement with H2O Age, Inc., a Nevada corporation.  The joint venture provides for certain synergies for the two companies and includes the exclusive rights to market and sell under the H2O Age brand with "Seychelle Inside".   H2O Age will market and sell on an exclusive basis to certain market channels in the U.S. and worldwide.  Seychelle and H2O Age are working on a market strategy to promote safe and affordable drinking water to meet the needs of the consumer.
Raw Materials

Seychelle’s filters include the finest powdered water-activated coconut and three other media as components in the porous plastic ionic filter. The media itself, the formulation process, and manufacturing methodology are governed by trade secrets. To date, there is adequate availability of material for all of our products. We do not expect this situation to change in the near future.

Customers and Competition

Seychelle products compete against all forms of drinking water: tap water supplied by municipal water districts, bottled water, and home water treatment systems provided by suppliers (such as independent dealers, distributors, catalogs, Internet sellers, etc.) in the form of reverse osmosis systems, distillation, and filtration systems.  Therefore, Seychelle’s portable and home filtration products compete in a limited segment of the market as an alternative to other sources of drinking water.

Seychelle is an emerging company with negligible share of the world’s pure water market. Our products sell in a niche category of the market - portable filtration bottles that use ionic adsorption micron filtration technology, which remove many organic and inorganic contaminants that simple activated carbon filters cannot. Most activated carbon filters on the market remove Chlorine, sediment and dirt thus improving taste and odor, as well as a handful of other contaminants such as Lead, Mercury, Zinc and Copper. This would include leading brands such as Brita, PUR, General Electric and Culligan, who dominate the market. In the portable segment of the market, there are hundreds of small companies selling a variety of specialized filters with no one company having a majority share and no industry data available. We believe that our current share of this market is negligible.

Seychelle sells its products in two ways. First, it sells its own brand to individuals, dealers, distributors, multilevel marketing companies and missionaries on a direct basis, and through our Internet Web Site. Second, the Company offers its products to the same customers as a private label supplier if purchasers buy in significant volume. In some instances, we may supply only filters for their bottles or hydration backpacks as opposed to completed products.

Currently, the majority of our sales are to customers in the U.S.  However, with distribution agreements for the Peoples Republic of China, Hong Kong, Japan, Singapore, Taiwan and India, overseas sales could increase in the future as these countries have a greater need for safe drinking water. As of February 28, 2007, two customers (Food For Health, 39% and Wellness Enterprises, 14%) each account for greater than 10% of our total sales.

Backlog

As of February 28, 2007, Food For Health, Inc. has approximately 53,000 bottles on back order, with an estimated sales value of approximately $297,000.  Additionally, as of February 28, 2007,the Company had open purchase orders from Wellness Enterprises for 24,000 bottles, with an estimated sales value of $163,000.

Employees

As of February 28, 2007, we had a President and two (2) executive employees managing the Company with three (3) administrative employees supporting that effort.  In production, operations and warehousing we had one (1) full-time employee and four (4) independent contractors working to fill all sales orders.

Proprietary Information and Technology

We own a patent for the portable water filtration system with the filter cap assembly, Patent # 5,914,045 that expires on June 22, 2016. As described in the Abstract, it is "[a] filter assembly for a flexible, portable bottle having a sealing cap including a filter attached to the interior of the cap to filter out substantially all inorganics, organics, radiological chemicals and microbiology. The filter assembly also may include a second filter or iodinator sealed in the flexible bottle to further remove micro-organisms from water passing there-through. The filter assembly is designed so that the flexible bottle must be pressurized, as by being hand pressed, after it is filled with water to force flow of water through the [sic] either or both of the filters. The filter in the cap includes a check valve to allow the bottle to be re-pressurized after water has been dispensed from the bottle." The filter cap assembly is the core to the Company’s product lines, and will drive sales for many years to come as the Company adds new products and configurations.

We also own a patent, Patent #6,058,971 that expires on May 9, 2017 for a quick connect diverter valve. As described in the Abstract, it is "A quick-connect diverter valve for use in connecting existing water faucets and water filtration units in and around a kitchen, or other areas where clean water is desired." The quick connect diverter value is used in the above the counter filter system currently being sold in the United States, Pakistan and China. The Company believes this is a viable and growing product line for developing countries where the quality of water continues to deteriorate.

As these patents expire in 9 and 10 years, respectively, the Company cannot at this time estimate the financial impact of the expiration of these patents.

Trademark registrations have been filed with the United States Patent and Trademark Office for both Seychelle and Aqua Gear and are in progress.

We have a trade name, "Seychelle Water Filtration Products, Inc.," which we use in our commercial operations.

Government Regulation

We are not, as a company, subject to any material governmental regulation or approvals. However, our products are subject to inspection and evaluation by regulatory authorities that have jurisdiction over water quality standards. Such authorities are on the federal, state, and local level, both in the United States and overseas, where we market our products. Most of our products have already been inspected and evaluated by all applicable governmental authorities in the areas in which we operate or plan to operate in the near future. With respect to our current focus of operations, we do not know if governmental regulation will have a material impact on us in the future.

Research and Development

We have spent approximately $7,100 in research and development activities during the fiscal year ended February 28, 2007.  As of the time of this filing, virtually all research, development and testing are being performed by Carl Palmer, the Company’s CEO, as part of his day-to-day duties.

Environmental Compliance

At the present time Seychelle is not subject to any material costs for compliance with any environmental laws. With respect to our current focus of operations, we do not know if environmental compliance will have a material impact on us in the future.

Risk Factors Related to Our Business

THE OWNERSHIP AND INVESTMENT IN OUR SECURITIES INVOLVES SUBSTANTIAL RISKS. OUR COMMON SHARES SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THESE RISKS RELATING TO OUR COMPANY.

Inconsistent Operations. Our Company was formed on January 23, 1998 and acquired the operations of a company that had been in existence since 1995. Since beginning operations, we have sold water filtration products to a number of customers. The Company has continued to expand its product lines but have not generated enough revenue to support operations. This has required us to seek both investor capital and financing to allow new management to reverse the downward sales trend.  Recent sales activity for the fiscal years ended February 28, 2006 and 2007 have expanded suggesting a positive change in direction with the new management. Still, we have limited financial results upon which you may judge our potential. The Company is not engaged in enough consistent business activity over a sustained period of time to be said to have a successful operating history. We have experienced in the past and may experience in the future under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business. These include:

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

Lack of Profitability.  To date, we have incurred significant losses. For the fiscal year ended February 28, 2007, our revenue was $952,646 versus $751,844 in the prior fiscal year. This increase was due primarily to sales to one customer, Food For Health (see Sales Channels). Net loss for the fiscal year ended February 28, 2007 was $1,464,298, due to approximately $315,000 in accounting and legal fees to assist in the audit and preparation of the Form 10 and other SEC filings, $621,000 in financing costs with TAM Trust, a principal shareholder and the Company’s primary lender, the amortization of $146,000 in officer stock compensation, and the Company’s inventory adjustments of $215,000 for the countertop, water pitcher and inactive inventory products.

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

Delays in the Development of New Products. We have a limited product line, and the development of some of our technologies has taken longer than anticipated and could be additionally delayed. Therefore, there can be no assurance of timely completion and introduction of improved products on a cost-effective basis, or that such products, if introduced, will achieve market acceptance such that, in combination with existing products, they will sustain us or allow us to maintain profitable operations.   As of the time of this filing, the Company has developed a new emergency preparedness product.  The Company intends to market these products during the fiscal year ending February 28, 2008.

Dependence Upon Technology. We are operating in a business that requires extensive and continuing research, development and testing efforts.  As of the time of this filing, virtually all research, development and testing are being performed by Carl Palmer, the Company’s CEO as part of his day-to-day duties.  There can be no assurance that new products developed by our competitors will not render our products obsolete or non-competitive at some time in the future.

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

Competition. Technological competition from larger and more established companies is significant and expected to increase. Most of the companies with which we compete and expect to compete have far greater capital resources and more significant research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sale and marketing of their products than we can. In addition, one or more of our competitors may succeed or may already have succeeded in developing technologies and products that are more effective than any of those we currently offer or are developing. In addition, there can be no guarantee that we will be able to protect our technology from being copied or infringed upon. Therefore, there are no assurances that we will ever be able to obtain and to maintain a profitable position in the marketplace. However, to the best of management’s knowledge, no company to date has been able to match our technology or our cost.

Success Dependent Upon Management. Our success is dependent upon the decision making of our directors and executive officers. These individuals have made a full commitment to the business. The loss of any or all of these individuals could have a materially adverse impact on our operations.

Our Senior Management’s Limited Experience Managing A Publicly Traded Company May Divert Management’s Attention From Operations and Harm Our Business.  Our management team has relatively limited recent experience managing a publicly traded company and complying with federal securities laws, including compliance with recently adopted disclosure requirements on a timely basis.  Our management will be required to design and implement appropriate programs and policies in responding to increased legal, regulatory compliance and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business.

The Acquisition of Other Technologies Could Result In Operating Difficulties, Dilution and Other Harmful Consequences.  We may selectively pursue strategic acquisitions, any of which could be material to our business, operating results and financial condition.  Future acquisitions could divert management’s time and focus from operating our business.  In addition, integrating an acquired technology is risky and may result in unforeseen operating difficulties and expenditures.

The anticipated benefits of our future acquisitions may not materialize.  Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of intellectual properties any of which could harm our financial condition.  Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

We Face Risks Associated With Currency Exchange Rate Fluctuations.  Although we currently transact business primarily in U.S. dollars, a large portion of our revenues and related cost of goods sold may be determined in foreign currencies if we continue to expand our international operations.  Conducting business in currencies other than U.S. dollars subject the Company to fluctuations in currency exchange rates that could have a negative impact on our reported operating results.  Fluctuations in the value of the U.S. dollar relative to other currencies may impact our revenue, cost of goods sold and operating gross margin and result in foreign currency translation gains and losses.  Historically, we have not engaged in exchange rate-hedging activities.

Changes to Financial Accounting or Other Standards May Affect Our Operating Results and Cause Us To Change Our Business Practices.     We prepare our financial statements to conform to generally accepted accounting principles, or GAAP, in the United States.  These accounting principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the Securities and Exchange Commission, the Public Company Accounting Oversight Board and various other bodies.  A change in those policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced.

For example, the Company has used stock warrants and other equity incentives as a fundamental component of our executive compensation packages.  The Company believes that stock warrants and other equity incentives directly motivate our executives to maximize long-term stockholder value and, through the use of vesting, encourage executives to remain with the Company.   In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123(R), which requires that grants of equity incentives be recognized on the income statement based upon their fair values.  In addition, regulations implemented by the NASDAQ National Market generally require stockholder approval for all equity incentives.  We may, as a result of these changes, incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, operating results and financial condition.

Our Financial Results Could Vary Significantly From Quarter to Quarter and Are Difficult to Predict.   Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of the Company’s control.  As a result, comparing our operating results on a period-to-period basis may not be meaningful.  In addition, we may not be able to predict our future revenues or results of operations.  We base our current and future expense levels on our internal operating plans and anticipated sales levels, and our operating costs are to a large extent fixed.  As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that period.  In addition, any payments due to us from our customers may be delayed because of changes or issues with those customers’ processes.

Dependence on One or a Few Customers.  As of February 28, 2007, two customers (Food For Health and Wellness Enterprises) individually account for greater than 10 percent of total sales. Management believes that if the targeted revenues are not achieved within their current marketing and distribution agreements, the revenues can be replaced through the sale of bottles, filters and related products to other direct marketing companies. However, there can no assurance that this will occur which could result in an adverse effect on the Company’s financial condition or results of operations in the future.

On April 1, 2007, the exclusivity clause in the Food For Health distribution agreement expired.

On June 14, 2007, the Company entered into a joint venture agreement with H2O Age, Inc., a Nevada corporation.  The joint venture provides for certain synergies for the two companies and includes the exclusive rights to market and sell under the H2O Age brand with "Seychelle Inside".  H2O Age will market and sell on an exclusive basis to certain market channels in the U.S. and worldwide.  Seychelle and H2O Age are working on a market strategy to promote safe and affordable drinking water to meet the needs of the consumer.

If The Company Fails To Maintain An Effective System of Internal Controls, The Company Might Not Be Able To Report Our Financial Results Accurately or Prevent Fraud; In That Case Our Stockholders Could Lose Confidence In Our Financial Reporting, Which Would Harm Our Business and Could Negatively Impact The Price Of Our Stock.  Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.  In addition, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to evaluate and report on our internal control over financial reporting for the fiscal year ending February 28, 2008 and have our independent registered public accounting firm attest to our evaluation beginning with our Annual Report on Form 10-KSB for the year ending February 28, 2009.  We are in the process of preparing and implementing an internal plan of action for compliance with Section 404 and strengthening and testing our system of internal controls to provide the basis for our report.  The process of implementing our internal controls and complying with Section 404 will be expensive and time consuming, and will require significant attention of management.  We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future.  Even if we conclude, and our independent registered public accounting firms concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements.  Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  If we or our independent registered public accounting firm discover a material weakness or reportable condition, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

Maintaining And Improving Our Financial Controls And The Requirements Of Being A Public Company May Strain Our Resources, Divert Managements Attention and Affect Our Ability To Attract And Retain Qualified Members For Our Board Of Directors.     As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002.  The requirements of these rules and regulations increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.  The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.  This can be difficult to achieve and maintain.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, the Company needs to expend significant resources and provide significant management oversight.  We have a substantial effort ahead of us to implement appropriate processes, document the system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operating effectiveness.  As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition.  These efforts will also involve substantial accounting related costs.

ITEM 2.                  Description of Properties.

As of February 28, 2007, our business office was located at 33012 Calle Perfecto, San Juan Capistrano, CA 92675. Our telephone number at this address is 949-234-1999. We pay a total of approximately $7,800 in rent per month for approximately 7,200 square feet of office, operations and warehousing. We have a lease with an unaffiliated third party, which expires February 2008.   Upon expiration of the lease the Company intends to continue renting the facilities on a month-to-month basis.

We own two patents and numerous trade secrets, see Proprietary Information and Technology above, and other proprietary information related to our business operations. We recently filed for two trademarks: Seychelle which has been used in commerce since 1997 and Aqua Gear, which had been previously abandoned by Aqua Gear USA, to capitalize on the license agreement we secured from them.

ITEM 3.                  Legal Proceedings.

During May 2001, SWT was named and served with a lawsuit originally filed by SafeWater Anywhere, Inc. and John Ferguson as plaintiffs. This lawsuit was filed in State Superior Court in Orange County, California. Mr. Carl Palmer was also named as a defendant. The complaint alleged breach of fiduciary duty, constructive fraud, promissory fraud, rescission, constructive trust, unfair trade practices, and conversion, and sought unspecified damages and injunctive relief. The original suit was dismissed upon motion of the defendants, but was subsequently re-filed by John M. Ferguson individually on or about October 13, 2004. The re-filed suit was again brought against SWT and Carl Palmer, and again alleged breach of fiduciary duty, constructive fraud, promissory fraud, rescission, constructive trust, unfair trade practices, and conversion, and sought unspecified damages and injunctive relief. The plaintiff essentially alleged that defendants SWT and Carl Palmer fraudulently induced plaintiff to enter into an agreement to relinquish 4,000,000 shares of the stock of defendant SWT. The plaintiff alleged that he originally entered into a joint venture and stock subscription agreement with DuSean Berkich (“Berkich”), pursuant to which Berkich and plaintiff formed and controlled SWT. The plaintiff alleged that when he discovered certain improprieties by Berkich, he became concerned, and ultimately agreed to the repurchase by Berkich of his interest in the SWT stock. The plaintiff is now suing to recover damages he allegedly suffered as a result of the repurchase by Berkich of his interest in SWT. As of February 28, 2007, an agreement to settle the lawsuit has been reached for 5,000 restricted shares of common stock. Final dismissal is pending.

In May 2007, the Company received a one-time payment to resolve a business dispute for  $168,000.  In accordance with SFAS No. 5 Accounting for Contingencies, the gain has not been recognized in fiscal 2007 since doing so would result in recognizing income before its realization.  The Company received the settlement and recorded the gain during the first quarter of fiscal 2008.

As of the date of this filing, we know of no legal proceedings pending or threatened or judgments entered against any of our directors or officers in his or her capacity as such.

ITEM 4.                  Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of security holders through solicitation of proxies during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.                  Market for Common Equity and Related Stockholder Matters.

(a)    Principal Market or Markets

Our Common Stock began trading in 1997. Since the consummation of the Exchange Agreement between our Company and SWT, market makers and other dealers have provided bid and ask quotations of our Common Stock under the symbol "SYEV." We traded on the "Pink Sheets" until December 2000, when we were re-listed on the NASDAQ's "Electronic Bulletin Board." The table below represents the range of high and low bid quotations of our Common Stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions. For the fiscal year ended February 28, 2007, the common stock was at a High of $.81 and a Low of $.30.

Fiscal Year 2007	High Bid	Low Bid

Quarter Ended:
First Quarter May 2006	$.81	$.43

Second Quarter August 2006	$.59	$.40

Third Quarter November 2006	$.70	$.30

Fourth Quarter February 2007	$.51	$.40

Fiscal Year 2006	High Bid	Low Bid

Quarter Ended:
First Quarter May 2005	$.36	$.28

Second Quarter August 2005	$.36	$.17

Third Quarter November 2005	$.35	$.11

Fourth Quarter February 2006	$.99	$.27

(b)    Approximate Number of Holders of Common Stock

As of February 28, 2007, there were approximately 377 shareholders of record of our common stock.

(c)    Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. Seychelle paid no dividends on the common stock during the periods reported herein nor do we anticipate paying such dividends in the foreseeable future.

ITEM 6.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of the Company and its subsidiary for the fiscal years ended February 28, 2006 and 2007.  The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-KSB.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include  impairment of goodwill and other intangible assets, accounting for transactions which potentially could be settled in a company’s own stock,  and accounting for stock-based compensation.

Goodwill and Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and other intangible assets be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of an operating unit. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of intangibles to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or intangible impairment.

Transactions Potentially Settled in a Company’s Own Stock

EITF No. 00-19 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

EITF No. 00-19 is based on the concept that contracts requiring net-cash settlement are assets or liabilities and contracts that require settlement in shares are equity instruments.   These contracts may be settled in a variety of methods.

Contracts that include any provision that could require net-cash settlement cannot be accounted for as equity of the company.  Company management believes the warrants issued by the Company would be classified as a physical settlement as the buyer pays a predetermined price for a fixed number of shares, therefore, no net-cash settlement is required and classification as equity is appropriate.

Stock-Based Compensation

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB No. 25) as allowed under SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123). Under the intrinsic value method, no stock based compensation expense had been recognized in the Company’s consolidated statements of operations, other than as related to warrants or restricted common shares granted below the fair market value of the underlying stock at the date of grant.

On March 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share Based Payment, (SFAS 123(R)) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains services in share based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of services received in exchange for an award of equity instruments, including stock warrants, based on the grant date fair value of the award and to recognize it as compensation expense over the period required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) supersedes the Company’s previous accounting under APB No. 25).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of March 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s consolidated financial statements as of and for the fiscal year ended February 28, 2007 reflect the impact of SFAS No. 123(R).  In accordance with the modified prospective transition method, the Company’s consolidated financial statements as of and for the fiscal year ended February 28, 2006 have not been restated to reflect, and do not include, the impact of SFAS No.123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations.

Results of Operations

Our summary historical financial data is presented in the following table to aid you in your analysis.  You should read this data in conjunction with this section entitled Management Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report.  The selected consolidated statements of operations data for the fiscal years ended February 28, 2006 and 2007 are derived from our consolidated financial statements included elsewhere in this report.

Fiscal year ended February 28, 2007 compared to the corresponding period in 2006.

Selected Financial Data	2006	2007	Year Over Year Change	%

Sales	$751,844	$952,646	$200,802	27
Cost of sales	$430,134	$798,870	$368,736	86
Gross profit	$321,710	$153,776	$(167,934)	(52)
Gross profit percentage	43%	16%	(27)	-
Selling expenses	$59,459	$101,338	$41,879	70
General and administrative expenses	$583,157	$697,093	$113,936	20
Compensation to executive officers	$211,293	$151,919	$(59374)	(28)
Impairment of intellectual properties	$104,000	$3,200	$(100,800)	(97)
Interest expense to related parties	$272,653	$621,069	$348,416	128
Net cash used in operating activities	$(205,072)	$(361,621)	$(156,549)	(76)
Net cash used in investing activities	$(117,251)	$(216,000)	$(98,749)	(84)
Net cash provided by (used in) financing activities	$934,110	$(21,225)	$(955,335)	(102)

Sales. The increase in sales is primarily attributable to approximately $329,000 in sales of 18 ounce bottles and related accessories to Food For Health combined with approximately $110,000 in distribution income relating to shipments of approximately $615,000 in various emergency preparedness products manufactured and shipped directly from the Chinese manufacturer to Food For Health.  These increases in sales were partially offset by normal fluctuation of sales with a significant distributor.   Sales to Wellness Enterprises decreased from approximately $183,000 during 2006 to $115,000 in 2007. Also, one-time sales of flip-top caps with an approximate value of $91,000 and $39,000, were made to two separate customers during 2006.  Overall, the number of bottles sold with or without replacement filters increased by approximately 13% (from 95,800 bottles during 2006 to 108,000 bottles during 2007).  The average sales price per bottle decreased by 3% from approximately $6.01 during 2006 to $5.80 during 2007.   This decrease in average sales price is due to volume discounts provided to Food For Health.  The Company does not anticipate any additional distribution income to be earned during the fiscal year ending February 28, 2008.

Cost of sales and gross profit percentage.  The increase in cost of sales and corresponding decrease in gross profit percentage is primarily due to the following –  (1) the Company’s write off of inactive and obsolete inventory of approximately $215,400, which reduces the gross profit percentage by 13%; and (2) change in pricing of bottles without a corresponding change in product costs reduces the gross profit percentage by 11%. As previously noted, the average sales price for bottles decreased, however, the actual average cost of producing the bottles increased from $2.38 as of February 28, 2006 to $2.65 as of February 28, 2007.   The increase in production costs was primarily due to increased raw material and outside assembly costs.

Selling expenses.  The increase in selling expenses is primarily due to a public relations campaign during the 2007 fiscal year of approximately $45,000, combined with increased advertising to promote the Company’s new products.

General and administrative expenses. The increase in general and administrative expenses was primarily due to the following - (1) approximate $32,000 increase in salaries and related benefits as the Company hired an administrative assistant during June 2005; (2) approximate $52,000 increase in legal fees, including $19,000 relating to a claim settlement; (3) approximate $33,000 increase in consulting expense as the Company engaged an outside consultant to maintain its accounting records, as well as engaged various individuals to perform design and engineering procedures, including amortization of the estimated value of warrants; (4) approximate $17,000 increase in bonuses to employees or consultants as the Company issued restricted common shares as additional compensation; and (5) approximate $16,000 increase in depreciation expense.  These increases were partially offset by a reduction of approximately $67,000 in accounting fees since in the prior year the Company incurred higher fees to catch up on SEC filings and respond to SEC comment letters.

Compensation to executive officers. The decrease in compensation was primarily due to the end of the vesting period (December 1, 2006) for all grants of common stock or warrants issued to Messrs. Parsons and Place.   Previously, since the common stock and warrants were at a purchase price below the Company’s market price on the date of grant, the Company amortized the difference over the vesting period.  This decrease in compensation was partially offset by the Company, commencing October 2006, paying a monthly stipend of $2,500 to Messrs. Parsons and Place (total stipends paid during fiscal 2007 were $25,000).

Impairment of intellectual properties.  During the fiscal year ended February 28, 2007, the Company recorded an impairment charge of  $3,200 due to the expiration of a patent.  During the fiscal year ended February 28, 2006, the Company determined that the Enviro(3)Care system was no longer economically feasible and recorded an impairment charge of $104,000.

Interest expense to related parties. The increase in interest expense was due to the Company adopting SFAS No. 123(R) during the first quarter of fiscal 2007, which changed the valuation methodology of the non-vested common stock / warrants and amortized the difference over the vesting period.

Net loss. Net loss for the fiscal year ended February 28, 2007 of $1,464,298 were greater than in the prior year of $932,456 due to approximately $315,000 in accounting and legal fees to assist in the audit and preparation of the Form 10 and other SEC filings, $621,000 in financing costs with TAM Trust, the Company’s primary lender, the amortization of $146,000 in officer stock compensation,  $46,000 in warrants provided to Gary Hess in connection with Aqua Gear products and the Company’s inventory reserve adjustment of $215,000 for the countertop and water pitcher products were the primary reasons for the result.

Fiscal year ended February 28, 2006 compared to the corresponding period in 2005.

Selected Financial Data	2005	2006	Year Over Year Change	%

Sales	$341,106	$751,844	$410,738	120
Cost of sales	$155,113	$430,134	$275,021	177
Gross profit	$185,993	$321,710	$135,717	73
Gross profit percentage	55%	43%	(12)	-
General and administrative expenses	$264,362	$583,157	$318,795	121
Compensation to executive officers	$45,292	$211,293	$166,001	367
Impairment of intellectual properties	$-	$104,000	$104,000	-
Interest expense to related parties	$124,629	$272,653	$148,024	119
Net cash used in operating activities	$(64,262)	$(205,072)	$(140,810)	(219)
Net cash used in investing activities	$(12,434)	$(117,251)	$(104,817)	(843)
Net cash provided financing activities	$31,710	$934,110	$902,400	2846

Sales. The increase in sales is primarily attributable to continued increased sales with two customers - approximately $189,000 sales to Wellness Enterprises and $91,000 to BK Pakistan. Additionally, during the fiscal year ended February 28, 2006, the Company entered into a five (5) year exclusive distribution agreement with Confident, Inc. to sell its water filtration products in the markets of The Peoples Republic of China, Taiwan, Singapore and Hong Kong. During the fiscal year ended February 28, 2006, total sales to Confident, Inc. and its affiliated entities approximated $90,000.  Overall the number of bottles sold with or without replacement filters increased by approximately 157% (from 37,283 bottles during 2005 to 95,800 bottles during 2006). The average sales price per bottle decreased by twelve percent from approximately $6.81 during 2005 to $6.01 during 2006.  This decrease in average sales price is due to volume discounts provided in the new distribution agreements entered into by the Company during 2006.  In addition to the increase in the number of bottles sold, the Company also had a one-time sale of flip-top caps for BK Pakistan.

Cost of sales and gross profit. During November 2005, the Company recorded an inventory reserve for its countertop product. If such reserve had not been recorded, the gross profit percentage for the fiscal year ended February 28, 2006 would have been 53%. The remaining slight decrease in gross profit is primarily due to increased raw material costs and increased cost for sub assemblies.

General and administrative expenses. The increase in general and administrative expenses was primarily due to the following - (1) $270,000 increase in legal and accounting fees as the Company incurred such costs to catch up on SEC filings; (2) $15,000 increase in consulting expense as the Company engaged an outside consultant to maintain its accounting records, as well as, engaged various individuals to perform design and engineering procedures: (3) $27,000 increase in salaries and related employee benefits for administrative assistant hired June 2005; and (4) and $5,000 increase in depreciation expense as the Company purchased $135,000 in new equipment and tooling during the past twelve months.

Compensation to executive officers. The increase in compensation was due to the engagement of two officers / employees, Messrs. Parsons and Place, during December 2004. Both Messrs. Parsons and Place received restricted common stock at below the estimated market value upon commencement of providing services to the Company. The increase in compensation expense relates to the amortization of the discount on the restricted common stock. As further consideration for services to be rendered, the employees were granted warrants during March and July 2005 redeemable into restricted shares of the Company’s stock at $.225 per share. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned compensation relating to the estimated value of these warrants and is amortizing the difference over the vesting period of the warrants.

Impairment of intellectual properties.  During the fiscal year ended February 28, 2006, the Company determined that the Enviro(3)Care system was no longer economically feasible and recorded an impairment charge of $104,000.

Interest expense to related parties. The increase in interest expense was due to the amortization of the beneficial conversion feature of the warrants issued to TAM Trust during March and July 2005.

Net loss. Even though profits for the year ended February 28, 2006 were negative by $932,456, $274,000 in accounting and legal fees to assist in the audit and preparation of the Form 10 and other SEC filings, in addition to, $272,000 in financing costs with TAM the primary lender, the amortization of $201,000 in officer stock compensation who received no salaries, the Company’s inventory reserve adjustment of $79,000 for the countertop product and an impairment charge of $104,000 for the discontinue of the Enviro(3)Care technology were the primary reasons for the result.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS

The Company has various contractual obligations, which are recorded as liabilities in the consolidated financial statements. Other items, such as certain lease agreements are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, the Company is contractually committed to make certain minimum lease payments to rent its current corporate location.

The following table summarizes our significant contractual obligations on an undiscounted basis as of February 28, 2007 and the future periods in which such obligations are expected to be settled in cash or converted into the Company’s common stock. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in footnotes, as referenced in the table:

			Payments Due by Period
						Convertible
		Less than			More than	to common
	Total	1 year	2 years	3 years	3 years	stock

Accounts payable and accrued liabilities	$306,849	$100,999				$205,850
Line of credit	80,000	80,000
Accrued interest due to related party (2)	251,761				$251,761
Customer deposits (3)	284,275
Note payable to financial institution	136,413	136,413
Notes payable to related parties (2)	299,175				299,175

	1,358,473	317,412	-	-	550,936	205,850

Other (1)	223,078	223,078	-	-

Total contractual obligations (4)	$1,581,551	$540,490	-	-	$550,936	$205,850

_____________

(1)
Other commitments is comprised of operating lease agreement for our office and warehouse facility through February 2008, a monthly stipend of $2,500 to J. Place and D. Parsons through December 2007, a $5,000 monthly monitoring fee payable to Pacific Financial through December 2007 and interest at 6.5% payable to financial institution through February 2008

(2)	As of the date of this filing, the Company and its primary debt holder do not anticipate remitting interest payments for current or future interest cost on notes payable due related parties
(3)

As of the date of this filing, the products have been manufactured and shipping to the customer is anticipated during the second quarter of the fiscal year ending February 28, 2008.  Therefore, no reimbursement of deposit is required

(4)	Comprised of the following:

Liabilities recorded on the balance sheet	$1,358,473
Commitments not recorded on the balance sheet	223,078

Total	$1,581,551

The Company currently estimates monthly cash requirements of $56,000 to cover general and administrative overhead costs.

As of February 28, 2007, the Company has unrestricted cash of approximately $37,000 and a backlog of $460,000 in unshipped orders.  The Company believes that despite the increase in sales experienced during the fiscal years ended February 28, 2006 and 2007, additional funding may still be required from TAM Trust or other shareholders. During March 2007, the Company received an additional $100,000 in funds from TAM Trust to continue development of the new emergency preparedness products.  During June 2007, TAM Trust committed to providing up to $250,000 in additional funding, if required.

Liquidity and capital resources.

Net cash used in operating activities. During the fiscal year ended February 28, 2007, the Company funded its operations though the utilization of customer deposits to fund raw material and other production costs while during the prior fiscal year the Company funded its operations by the sale of restricted common stock. During the fiscal year ended February 28, 2007, the net loss of approximately $1,464,000 was offset by approximately $998,000 non-cash expenditures. These non-cash expenses primarily relate to approximately $596,000 in financing costs, the amortization of approximately $146,000 in officer stock compensation, the Company’s inventory adjustments of $215,000 for the countertop, water pitcher and inactive inventory products,  and the issuance of approximately $36,000 in restricted common stock for services rendered.

Net cash used in investing activities. The 2007 increase in cash used by investment activities was primarily due to the $150,000 in restricted cash required as collateral for the purchase of certain capital expenditures.  The increase was partially offset by a reduction in capital expenditures.  During the fiscal year ended February 28, 2006, the Company incurred approximately $136,000 in capital expenditures to prepare for its new water distribution products.

Net cash used in financing activities. The 2007 decrease in cash provided by financing activities was due to a reduction in the sale of restricted common stock to finance the Company’s operations, This decrease in cash provided was further reduced by a $64,000 repayment of a related party advances.   During the fiscal year ended February 28, 2006, the Company had sold approximately $1,014,000 in restricted common stock.

Our principal sources of liquidity have historically been funds generated from operating activities and borrowings from the TAM Trust, one of our principal shareholders.  As of February 28, 2007, the TAM Trust has loaned the Company $299,175 at 10% simple interest, repayable after March 1, 2011.   The Company believes that despite the increase in sales experienced during the fiscal years ended February 28, 2006 and 2007, additional funding may still be required from the TAM Trust or other shareholders.  During March 2007, the Company received an additional $100,000 in funds from the TAM Trust to continue the development of its new emergency preparedness products.  During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding, if required.  The Company believes it has liquidity and committed funds to meet its operating needs through fiscal 2008.

Capital expenditures .

We do not expect any significant capital expenditures except for additional molds or tooling to supplement our existing capital equipment, which can be funded out of current cash flow.

Research and development.

We are operating in a business that requires extensive and continuing research, development and testing efforts.   The in-line filter is being redesigned to make it more applicable to field conditions.

Employees.

We anticipate no additional executive and non-executive hiring even with an increase in the business that can be handled through the addition of variable and independent plant contractors and outside consultants.

Causes for any material changes from period to period .

In the fiscal year ended February 28, 2007, sales were $952,646 compared to the same period in the prior year with sales of $751,844. Since sales for the fiscal year ended February 28, 2007 have increased from the fiscal year ended February 28, 2006, Company management believe that the business is improving with both new and current (international and domestic) customers purchasing product. Our experience is that the general market for the sales of pure water increases during the summer months. Our experience to date has not shown measurable increases due to its very limited retail distribution. As previously noted, gross profit margins have decreased due to the Company recording inventory reserve adjustments for its countertop and water pitcher products combined with higher outside assembly labor and raw material costs and lower sales prices. At this time, the Company does not know what the impact of the patents expiration will be, as the expiration will not occur for several years. Finally, there are no off-balance sheet arrangements to skew sales.

Any seasonal aspects

We have not experienced seasonal sales spikes in our sales as a result of our very limited retail distribution.

Off-Balance Sheet Arrangements : none

Item 7.                    Financial Statements

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Consolidated Financial Statements
Fiscal Years Ended February 28, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Seychelle  Environmental Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Seychelle Environmental Technologies, Inc. and subsidiary (the Company) as of February 28, 2007, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the fiscal years ended February 28, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seychelle Environmental Technologies, Inc. and subsidiary as of February 28, 2007, and the results of their operations and their cash flows for the fiscal years ended February 28, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 9 to the consolidated financial statements, effective March 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Compensation.

/S/WINDES & McCLAUGHRY ACCOUNTANCY CORPORATION
Windes & McClaughry Accountancy Corporation
 Irvine, California

August 17, 2007

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
FEBRUARY 28, 2007

ASSETS

CURRENT ASSETS
Cash	$36,723
Restricted cash	150,000
Trade receivables
72,874
Inventories, net	358,363
Prepaid expenses	144,191
Asset held for sale	137,872

Total current assets	900,023

PROPERTY AND EQUIPMENT, NET	130,999

INTANGIBLE ASSETS, NET	30,544

OTHER ASSETS	6,742

Total non-current assets	168,285

TOTAL ASSETS	$1,068,308

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (CONTINUED)
FEBRUARY 28, 2007

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$42,956
Accrued expenses	263,893
Line of credit	80,000
Note payable to financial institution	136,413
Accrued interest due to related parties	251,761
Customer deposits	284,275

Total current liabilities	1,059,298

NOTES PAYABLE TO RELATED PARTIES	299,175

Total long-term liabilities	299,175

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, 6,000,000 shares authorized, none
issued or outstanding as of February 28, 2007	-
Common stock $.001 par value, 50,000,000 shares
authorized; 25,150,896 shares issued and
outstanding as of February 28, 2007	25,151
Additional paid-in capital	6,106,916

Accumulated deficit	(6,422,232)

Total stockholders' deficit	(290,165)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$1,068,308

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Fiscal Years Ended February 28, 2007 and 2006

	2007	2006
SALES
Product sales	$842,646	$751,844
Distribution income	110,000

Total sales	952,646	751,844

COST OF SALES	798,870	430,134

Gross profit	153,776	321,710

OPERATING EXPENSES
Selling	101,338	59,459
General and administrative	697,093	583,157
Compensation to executive officers	151,919	211,293
Impairment of intellectual property	3,200	104,000
Loss on disposal or sale of property and equipment	48,673	30,000

Total expenses	1,002,223	987,909

LOSS FROM OPERATIONS	(848,447)	(666,199)

OTHER INCOME (EXPENSES)
Interest expense to related parties	(621,069)	(272,653)
Other interest expense	(10,987)	-
Miscellaneous income	16,205	6,396
Total other income (expense)	(615,851)	(266,257)
Net loss	$(1,464,298)	$(932,456)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.05)

WEIGHTED AVERAGE NUMBER OF
SHARES: BASIC AND DILUTED	25,013,807	17,969,317

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For The Fiscal Years Ended February 28, 2007 and 2006

	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, February 28, 2005	18,922,272	$18,922	$3,541,579	$(4,025,478)	$(464,977)

Contributed executive services	-	-	10,000	-	10,000

Issuance of shares for compensation or services rendered	161,800	162	35,625	-	35,787

Issuance of common stock for cash	2,474,225	2,474	564,282	-	566,756

Issuance of common shares with detachable stock warrants with conversion price at below market value	2,000,000	2,000	448,000	-	450,000

Issuance of shares to settle accrued interest to primary debt holder	1,266,667	1,267	226,733	-	228,000

Issuance of common shares to primary debt holder for continued financial support	37,500	38	8,400	-	8,438

Issuance of common shares for settlement of debt	312,784	312	125,093	-	125,405

Payment of finders fees	-	-	(11,800)	-	(11,800)

Surrender of common shares due to failure to perform services	(250,000)	(250)	(32,250)	-	(32,500)

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDAIRY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For The Fiscal Years Ended February 28, 2007 and 2006

Continued

	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit

Repurchase of shares from investor	(210,238)	(210)	(32,636)	-	(32,846)

Interest expense on common stock and warrants issued to primary lender at below fair value	-	-	228,920	-	228,920

Stock based compensation for common stock and warrants issued to officers at below fair value	-	-	168,394	-	168,394

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For Fiscal Years Ended February 28, 2007 and 2006

Continued

	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Net loss from fiscal year ending February 28, 2006	-	-	-	(932,456)	(932,456

Balance, February 28, 2006	24,715,010	24,715	5,280,340	(4,957,934)	347,121

Contributed executive services	-	-	10,000	-	10,000

Issuance of common stock for cash	53,000	53	12,697	-	12,750

Issuance for common stock in exchange for debt	258,597	259	165,141	-	165,400

Issuance of common stock for intellectual property – Continental Technologies	50,000	50			50

Issuance of common stock for compensation or services	74,289	74	36,526	-	36,600

Stock based interest expense for warrants issued	-	-	466,230	-	466,230

Stock based officer compensation for warrants issued	-	-	135,982	-	135,982

Net loss from fiscal year ended February 28, 2007	-	-	-	(1,464,298)	(1,464,298

Balance, February 28, 2007	25,150,896	$25,151	$6,106,916	$(6,422,232)	$(290,165

See accompanying notes to consolidated financial statements

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended February 28, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,464,298)	$(932,456)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	42,560	26,407
Compensation and interest expense on stock and warrants	602,212	422,519
Accrued interest due to related parties	82,446	34,797
Contributed executive services	10,000	10,000
Stock issued for services	36,600	25,350
Provision for losses on doubtful accounts	3,988	2,047
Impairment of intellectual property	3,200	104,000
Inventory write downs	216,053	79,789
Loss on disposal of property and equipment	48,673	30,000
Return of shares due to failure to perform services	-	(32,500)
Changes in operating assets and liabilities:
Trade receivables	(43,260)	(15,602)
Inventories	(182,774)	(157,676)
Prepaid expenses and other assets	(98,920)	(37,329)
Accounts payable	(18,054)	35,831
Accrued expenses	144,726	196,614
Customer deposits	255,227	3,137

Net cash used by operating activities	(361,621)	(205,072)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	2,500	20,000
Increase in restricted cash	(150,000)	-
Purchase of property and equipment	(67,483)	(135,811)
Increase in patents	(1,017)	(1,440)

Net cash used by investing activities	(216,000)	(117,251)

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Fiscal Years Ended February 28, 2007 and 2006

	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	$12,750	$1,013,756
Purchase of common stock	-	(32,846)
Payment of finders fees	-	(11,800)
Proceeds from line of credit	30,000	50,000
Repayments on related party notes payable	(63,975)	(85,000)

Net cash (used in) provided by financing activities	(21,225)	934,110

NET (DECREASE) INCREASE IN CASH	(598,846)	611,787

Cash, beginning of year	635,569	23,782

Cash, end of year	$36,723	$635,569

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

Interest	$10,987	$-

Income taxes	$4,800	$1,997

NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock issued for services	$36,633	$25,350
Stock issued for settlement of debt	$165,388	$125,405
Stock issued for accrued interest	$-	$228,000
Purchase of property and equipment with debt	$136,413	$-
Return of shares due to non-performance of services	$-	$32,500
Stock issued for purchase of technology	$16,100	$-

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 1:                 ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Seychelle Environmental Technologies, Inc. (SET), was incorporated under the laws of the State of Nevada on January 23, 1998 as a change in domicile to Royal Net, Inc., a Utah corporation that was originally incorporated on January 24, 1986. Royal Net, Inc. changed its state of domicile to Nevada and its name to Seychelle Environmental Technologies, Inc. effective in January 1998.

Seychelle Water Technologies (SWT) was formed as a corporation in February 1997 under the laws of the state of Nevada for the purpose of marketing the products of Aqua Vision International (Aqua Vision), a private California entity operating since 1996. Prior to January 1998, SWT operations were limited primarily to fundraising and marketing activities.

On January 30, 1998, SET entered into a stock exchange agreement with SWT, whereby SWT shareholders emerged as the majority stockholder of SET. This reverse acquisition resulted in SWT becoming a wholly owned subsidiary of SET. SWT had no material operations for each of the nine fiscal years ended February 28, 2007.

On January 31, 1998, SET attempted a purchase of the assets of Aqua Vision for $9.5 million. Only $1.2 million was paid to the Aqua Vision owners and the transaction was not consummated. Effective February 28, 1999, the Company revised its Purchase Agreement and issued 8,000 shares of its Series “AAA” Preferred Stock Cumulative Preferred Voting Stock to Aqua Vision’s owners. As a result, Aqua Vision’s owners became the ultimate controlling stockholder of SET. Because the assets were acquired from existing shareholders, the $1.2 million payment was treated as a distribution and the Series “AAA” stock issuance was treated as a recapitalization.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SET and its wholly owned subsidiary, SWT, (collectively the Company). All significant intercompany transactions and balances have been eliminated in consolidation.

Description of Business

The Company designs, manufactures and supplies water filtration systems to the general public. These systems range from portable water bottles that can be filled from nearly any available source to units which provide entire water facilities at the point of entry for a facility. There are a number of established companies in the water filtration business, with no one company dominating the business.

Significant Agreements

On September 1, 2005, the Company signed an exclusive agreement with Huanghua Seychelle Plastic Co., Ltd to manufacture component parts.  During the third quarter of fiscal 2005, the Company commenced production in China. As of February 28, 2007 and 2006, the Company has prepaid inventory in China of approximately $97,000 and $33,000, respectively. The Company believes this agreement will allow the Seychelle brand to be sold at a very competitive price to U.S., China, Asia and other international markets.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 1:                  ORGANIZATION AND DESCRIPTION OF BUSINESS, continued

In  June 2002 the Company entered into a license agreement with Gary Hess, doing business as Aqua Gear USA, for a product known as the “Hand Held Pump Technology.” The Company licensed all proprietary rights associated with this technology. The Company will pay a 2% royalty on its gross sales for the technology during the term of the license agreement. The license agreement is for an initial term of five years, with five successive five-year renewals. This offers the Company an additional proprietary product in the portable filtration industry. The Company believes that this license agreement compliments its current product line. As of the date of this filing, this technology has resulted in product called Pump N’ Pure which allows the user to draw filtered water from virtually any container or location. The Company continues to believe that the product will be viable in developing countries, as an emergency preparedness product, and for families where cost is a prime consideration. The Company plans to commence marketing the Hand Held Pump as part of its Aqua Gear product line to the United States sporting goods industry in fiscal 2008.

During July 2006, the Company signed a second exclusive license agreement with Gary Hess doing business as Aqua Gear USA. The Company will pay a 2% royalty on net sales for this technology up to $120,000 and 1% thereafter. The license agreement shall continue indefinitely unless terminated due to a default or breach of the agreement. This affords the Company additional patent protection (patent # 6,136,188) and ownership of the trademark Aqua Gear.  Products affected include all Aqua Gear trademarked filter bottles and flip up bottles sold in the product line.

During April 2006, the Company issued 50,000 common shares to shareholders of Continental Technologies, Inc. (Continental) with an approximate value of $16,100 for the Redi Chlor brand name, trademark and the use of the EPA Registration Number 55304-4-7126. During the fiscal year ended February 28, 2007, the Company commenced selling the Redi Chlor brand name water chlorine tablets to consumers, dealers, distributors and manufactures. Each tablet disinfects five gallons of source water. The Company further agrees to remit Continental a 10% commission on net sales, as defined, of the existing product, or any new products sold directly by the Company, and 10% on any product sold by Continental for Seychelle to their existing or new customers at Seychelle’s OEM prices. The agreement is for the life of the Company.

The Company sells its products throughout the United States and internationally. Geographic information for the fiscal years ended February 28, 2007 and 2006 is as follows:

	2007	2006
Water filtration products sold to
external customers (1) (2) in:

The United States	$870,772	$523,077
Pakistan	-	91,700
China	36,564	90,000
Asia except Pakistan and China	35,917	35,115
United Kingdom	3,109	11,952
Other countries	6,284	-

Total	$952,646	$751,844

____________

(1)    Sales to external customers are based on the country of residence of the customer.

(2)    Long lived assets outside the United States included $63,413 and $77,602 in tooling costs located in China at February 28, 2007 and 2006, respectively.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 2:                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
.
The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced recurring losses from operations and has an accumulated deficit of $6,422,232 as of February 28, 2007. These factors, among others, raise substantial doubt as to the Company’s ability to have the necessary resources to market its new products.

In order to continue as a going concern, the Company needs to develop a reliable source of revenues, and achieve a profitable level of operation. During the fiscal year ended February 28, 2007, the Company funded its operations by utilizing customer deposits to fund related purchase orders and the sale of common stock. As of February 28, 2007 the Company had $36,723 in unrestricted cash, a backlog of $460,000 in unshipped products and $20,000 of available borrowings under its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants.   Over the next twelve months, management believes that sufficient working capital may be obtained from a combination of revenues and external financing to meet the Company’s liabilities and commitments as they become payable. However, if required additional funding may still be required from the TAM Irrevocable Trust (TAM Trust), a related entity, or other shareholders.   During March 2007, the TAM Trust loaned the Company an additional $100,000 to fund development of its new products.  During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding, if required.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 2:                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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
On direct sales to Food For Health, the Company functions as a broker and therefore, receives only a fee for coordinating sales from Huanghua Seychelle Plastic Co., Ltd. to the customer. Since the Company has no risk of inventory ownership, the Company records its distribution income from each transaction which represents the fee associated with each product shipment  in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

Cost of Sales

Cost of sales is comprised primarily of the cost of purchased product, as well as, labor, inbound freight costs and other material costs required to complete products. Overhead costs such as rent, depreciation, purchasing and inspection costs are capitalized in inventory and recognized as cost of sales in accordance with the Company’s revenue recognition policy.

Shipping and handling

All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and is reported as revenue. Costs incurred by the Company for shipping and handling, including transportation costs paid to third party shippers, are reported as a component of cost of sales.

General and Administrative Expenses

General and administrative expenses are comprised primarily of legal and accounting fees incurred to assist the Company with SEC filings, consulting costs for outside accounting personal and design and engineering projects, salaries and related costs for an administrative assistant and other administrative costs (i.e. telephone, utilities, etc.) to support operations.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 2:                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Product Return Reserve

The Company provides a reserve for returned products. Such costs are reflected as a reduction in revenues. Total costs for returned products for the fiscal years ended February 28, 2007 and 2006 was $nil.

Management reviews and estimates the reserve for returned products on a regular basis. Although management believes its evaluations are sound, it is at least reasonably possible that such estimates may change in the near term.

The Company has an unconditional return policy for the first 90 days. Customers may return the product for a full refund, or they may receive a replacement at no charge. The same policy applies to any product sold from the period 91 days after purchase to one year, for any defects in materials or workmanship.

Restricted cash

As of February 28, 2007, the Company had $150,000 in restricted cash pledged as additional collateral for the purchase of certain property and equipment (Notes 4 and 7).   Under the terms of the pledge agreement, the Company is entitled to receive the income generated from the restricted cash and to make investment decisions, but is restricted from using the pledged restricted cash for any other purpose until the term loan is cancelled or repaid.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method and consist of the following as of February 28, 2007:

Raw materials	$309,933
Work in progress	65,275
Finished goods	226,586
601,794
Reserve for obsolete or slow moving inventory	(243,431)

Net inventories	$358,363

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 2:                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Finished goods inventory includes material, labor and manufacturer overhead costs.

Management reviews and estimates realization of inventory on a regular basis with respect to obsolete and slow moving inventory. During February 2007, the Company re-evaluated its countertop water filtration systems and water pitcher products and determined that an additional inventory reserve of approximately $163,000 was required.   Previously, during the fiscal year ended February 28, 2006, the Company evaluated its countertop water filtration systems and recorded an inventory reserve adjustment of approximately $79,800. Additionally, during February 2007, the Company decided to write off inventory products, with an estimated value of approximately $52,400, which were no longer being utilized.  Although management believes its evaluations are sound, it is at least reasonably possible that such estimates may change in the near term.

Asset Held For Sale

As of February 28, 2007, asset held for sale, which is stated at the lower of its carrying value or estimated fair value less cost to sell, consists of an airplane.  The Company determined that the airplane is no longer necessary in performing sales activities and has committed to sell it.  The airplane was purchased during August 2006.  The Company expects to dispose of this asset within the next twelve months and does not expect any material loss on the disposition.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. The estimated useful lives used in determining depreciation are three to five years for tooling and five years for computers, furniture and equipment and vehicles. Management evaluates useful lives regularly in order to determine recoverability taking into consideration current technological conditions. Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed, and any resulting gain or loss is recorded. Fully depreciated assets are not removed from the accounts until physical disposition. During the fiscal year ended February 28, 2007 and 2006, the Company disposed of certain tooling and equipment, as well as scrapped certain fully depreciated assets (Note 4).

Intangible Assets

Intangible assets include patents, product rights and technology costs. All patent, product rights and technology costs are capitalized and amortized over ten years using the straight-line method. The Company assesses whether there has been a permanent impairment of the value of intangible assets by considering factors such as expected future product revenues, anticipated product demand and prospects and other economic factors. During the fiscal year ended February 28, 2007, the Company wrote off its "bottoms up" patent as the patent had expired and recorded an impairment loss of approximately $3,200 (Note 5).  During the fiscal year ended February 28, 2006, the Company determined that the Enviro(3)Care system was no longer economically feasible and recorded an impairment charge of $104,000 (Note 5).

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 2:                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Accounting For Long-Lived Assets

Long-lived and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In that case, if the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the carrying amount of the asset and the estimated fair value of the asset.

Customer Deposits

Customer deposits represent advance payments received for products and are recognized as revenue in accordance with the Company’s revenue recognition policy.

Research and Development Expenses

Research and development costs are expensed as incurred and amounted to approximately $7,100 and $14,800 for the fiscal years ended February 28, 2007 and 2006, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

Advertising Expenses

Advertising expenses are expensed as incurred. Total advertising expenses amounted to approximately $44,100 and $19,400 for the fiscal years ended February 28, 2007 and 2006, respectively, and are included in selling expenses in the accompanying consolidated statements of operations.

Concentration of Credit Risks

Cash and Restricted Cash

The Company maintains its cash in various accounts at several financial institutions. At various times during the year, the amount on deposit with a single financial institution may exceed federal depository insurance limits. At February 28, 2007, the Company had balances on deposit approximating $87,000 in excess of such limits. Management does not believe this represents a significant risk to the Company.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

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

For the fiscal years ended February 28, 2007 and 2006, the Company had several customers, which individually accounted for at least 10% of total sales. The following table summarizes total sales, excluding distribution income, and accounts receivable for these customers:

	2007	2007	2006
	Sales	Accounts	Sales
	Percentage	Receivable	Percentage

Food For Health	39%	$62,342	-%
Wellness Enterprises	14%	-	25%
EFT	-	-	12%

During the fiscal years ended February 28, 2007 and 2006, the Company entered into several marketing and distribution agreements to sell its products internationally on both an exclusive and non-exclusive basis. As previously noted, during August 2006 the Company signed an agreement with Food For Health, Inc. to sell certain water filtration products, using the Aqua Gear brand name. Total sales to Food For Health during the fiscal year ended February 28, 2007 were approximately $329,600.  Management believes that if the targeted revenues are not achieved, the revenues can be replaced through the sale of filters and related products to other direct marketing companies. However, there can be no assurance that this will occur which could result in an adverse effect on the Company’s financial condition or results of operations in the future.

On April 1, 2007, the exclusivity clause in the Food For Health distribution agreement expired. (Note 15)

On June 14, 2007, the Company signed a joint venture agreement with H2O Age, Inc. to market and sell on an exclusive basis to certain market channels in the U.S. and worldwide (Note 15).

Accounts Payable

For the fiscal years ended February 28, 2007 and 2006, the Company had several vendors, which individually supplied at least 10% of total purchases. The following table summarizes total raw material purchases and accounts payable for the fiscal years then ended.

	2007	2007	2006
	Purchase	Accounts	Purchase
	Percentage	Payable	Percentage

Huanghua Seychelle Plastic	47%	$10,835	44%
Hebei RO Environmental	-	-	14%

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 2:                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company signed an exclusive agreement with Huanghua Seychelle Plastic Co. Ltd. on September 1, 2005 to manufacture component parts.  Management believes there is adequate availability of material for all of the Company’s products.  However, there can be no assurance that this will occur which could result in an adverse effect on the Company’s financial condition or results of operations in the future.

Income Taxes

The Company utilizes Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Stock Based Compensation

On March 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share Based Payment, (SFAS No. 123(R)) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains services in share based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of services received in exchange for an award of equity instruments, including stock warrants, based on the grant date fair value of the award and to recognize it as compensation expense over the period required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of March 1, 2006, the first day of the Company’s 2007 fiscal year. The Company’s consolidated financial statements as of and for the fiscal year ended February 28, 2007 reflect the impact of SFAS No. 123(R).  In accordance with the modified prospective transition method, the Company’s consolidated financial statements as of and for the fiscal year ended February 28, 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 2:                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock based awards using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock based compensation expense had been recognized in the Company’s consolidated statements of operations, other than as related to warrants or restricted common stock granted below the fair market value at the date of grant.

Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable  warrants  would be anti-dilutive.

Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of February 28, 2007 and 2006 approximate their respective fair values because of the nature of these instruments. Such instruments consist of trade receivables and accounts payable, inventories, certain accrued expenses, line of credit, note payable to financial institution and fair market value of warrants. The fair value of the related party accrued liabilities and notes payable are not determinable.

Management’s Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, sales returns, inventory reserves, deferred income tax valuation allowances and litigation. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

Segment Disclosures

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires public enterprises to report financial and descriptive information about reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers. The Company evaluated SFAS No. 131 and determined that the Company operates in multiple segments (Note 13).

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 2:                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

In February 2006, Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006, which is the Company’s 2008 fiscal year.  The Company is currently assessing the potential effect of SFAS No. 155 on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.   This interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return, including a decision whether to file or not to file a return in a particular jurisdiction.  Under the Interpretation, the financial statements must reflect expected future tax consequences of these positions presuming the taxing authorities full knowledge of the position and all relevant facts.  The Interpretation also revises disclosure requirements and introduces a prescriptive annual, tabular roll-forward of the unrecognized tax benefits.  This Interpretation is effective for fiscal years beginning after December 15, 2006, which is the Company’s 2008 fiscal year, although early adoption is permitted.  The Company is currently in the process of evaluating the impact of this pronouncement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities.  This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier adoption is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.  The Company has not yet determined the impact of applying SFAS No. 157.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 2:                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal year beginning after November 15, 2007. The Company does not expect adoption of SFAS No. 159 will have a material impact on its consolidated results of operations or financial position.

In November 2005, the FASB issued FASB Staff Position 123(R)-3 (“FSP 123(R)”), Transition Election Related to Accounting for the Tax Effect of Share-based Payment Awards, that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) to the method otherwise required by paragraph 81 of SFAS No. 123(R).  The Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make it one-time election.  The Company is currently evaluating the alternative methods.  Until and unless the Company elects the transition method described in this FSP, the Company will follow the transition method described in paragraph 81 of SFAS No. 123(R).

In December 2006, the FASB issued FASB Staff Position EITF  No. 00-19-2, Accounting for Registration Payment Arrangements (" FSP EITF 00-19-2"). FSP EITF No. 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." FSP EITF No. 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. FSP EITF No. 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF No. 00-19-2, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption for interim or annual periods for which financial statements or interim reports have not been issued is permitted. The Company does not expect adoption of FSP EITF No. 00-19-2 will have a material impact on our consolidated results of operations or financial position.

Reclassifications

Certain amounts in the fiscal 2006 consolidated financial statements have been reclassified to conform to its fiscal 2007 presentation.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 3:                 FOOD FOR HEALTH

During August 2006, the Company signed an agreement with Food For Health, Inc. (Food For Health) a manufacturer and marketer of nutritional food and vitamin products, to sell certain water filtration products, using the Aqua Gear brand name, to a variety of their customers including big-box stores in the U.S. and Canada.  As of February 28, 2007, Food For Health has ordered 100,000 bottles.  As required by the agreement, the Company has received fifty percent of the purchase order amount to provide the Company funds to purchase the required products from outside vendors.  As of February 28, 2007, the Company has prepaid inventory of approximately $97,000 to Huanghua Seychelle Plastic Co., Ltd. for manufactured bottles.  This payment is included in prepaid expense in the accompanying consolidated balance sheet.  Additionally, the deposit on the purchase orders of approximately $172,000 is included in customer deposits in the accompanying consolidated balance sheet.

Separately, Food For Health contracted with the Company to source varied products (such as pots, utensils, thermal blankets, radios, etc.) made in China for their emergency preparedness packs to be sold to their customers.  These products will be shipped directly to Food For Health from China.  As of February 28, 2007, Food For Health has ordered and been delivered approximately $615,000 in products from China.  During the fiscal year ended February 28, 2007, the Company recognized approximately $110,000 in distribution income from its efforts, which is included in sales in the accompanying 2007 consolidated statement of operations.

On April 1, 2007, the exclusivity clause in the Food For Health distribution agreement expired (Note 15).

NOTE 4:                  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at February 28, 2007:

Tooling	$270,605
Equipment	26,059
Vehicles	10,000
Furniture and fixtures	15,775
Computer equipment	14,642
Leasehold equipment	3,330
340,411

Less: Accumulated depreciation	209,412

$130,999

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 4:                 PROPERTY AND EQUIPMENT, continued

As of February 28, 2006, the Company had recorded  $12,948 in reverse osmosis-based tooling to be used in China.  During the fiscal year ended February 28, 2007, the Company determined the tooling would no longer be utilized in future operations.  The loss on disposition of $12,948 is included in the accompanying 2007 consolidated statement of operations.

During the fiscal year ended February 28, 2007, the Company wrote off approximately $26,000 in tooling related to the water pitcher (Note 2) molds, which were no longer being utilized in operations.  The approximate $21,200 loss on disposition of this tooling is included in the accompanying 2007 consolidated statement of operations.

During the fiscal year ended February 28, 2007, the Company disposed of approximately $42,000 in equipment, which was no longer being utilized in operations.  The approximate $14,500 loss on disposition of this equipment is included in the accompanying 2007 consolidated statement of operations.

During the fiscal year ended February 28, 2006, the Company sold for $20,000 a pleating machine with an approximate cost of $25,000. Additionally, during fiscal 2006, a countertop machine with a value of $25,000 was stolen from its location in China. The combined $30,000 loss on disposition of this equipment is included in the accompanying 2006 consolidated statement of operations.

Total depreciation expense for the fiscal years ended February 28, 2007 and 2006 was approximately $41,600 and $25,100, respectively.

NOTE 5:                  INTANGIBLE ASSETS

The following is a summary of intangible assets at February 28, 2007:

Redi Chlor brand name and trademark	$16,100
Hand pump	8,000
Patents	12,643
36,743

Less: Accumulated amortization	6,199
$30,544

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 5:                  INTANGIBLE ASSETS, continued

The estimated future amortization expense of intangible assets as of February 28, 2007 for each of the five succeeding years is approximately $1,200.

During the fiscal year ended February 28, 2007, the Company wrote off its “bottoms up” patent as the patent had expired and recorded an impairment loss of approximately $3,200 which is included in the accompanying 2007 consolidated statement of operations.

During the fiscal year ended February 28, 2006, the Company determined that the Enviro(3)Care system was no longer economically feasible and recorded an impairment charge of $104,000 which is included in the accompanying 2006 consolidated statement of operations.

Total amortization expense for the fiscal years ended February 28, 2007 and 2006 was approximately $1,000 and $1,200, respectively.

NOTE 6:                  ACCRUED EXPENSES

Accrued expenses consist of the following at February 28, 2007:

Accrued legal fees	$133,059
Accrued accounting fees	72,140
Accrued claim settlements	15,300
Accrued credit card purchases	2,272
Accrued commissions	13,949
Accrued wages and benefits	3,617
Income tax payable	1,600
Other accrued expenses	21,956

$263,893

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 7:                  LINES OF CREDIT / NOTE PAYBLE TO FINANCIAL INSTITUTION

As of February 28, 2007, the Company has a line of credit agreement, totaling $100,000.  The line of credit bears interest at the institution’s index rate (7.75 % at February 28, 2007) plus two percent and is due June 1, 2007.  As of February 28, 2007, the Company has borrowed $80,000 against the line of credit.  During June 2007, the Company renewed the line of credit for an additional year at similar terms.  The line of credit agreement does not contain any limitations on borrowing or any restrictive debt covenants.

During August 2006, the Company entered into another line of credit agreement totaling $150,000 to purchase an airplane.

During October 2006, the Company terminated the line of credit used to purchase the airplane and entered into a three-year term loan.  The term loan bears interest at 6.5%, payable monthly, with the principal balance not repayable until September 2009.   As of February 28, 2007, the outstanding balance on the term loan was $136,413.  The term loan is secured by the Company’s airplane and restricted cash.  As of February 28, 2007, the Company committed to a plan to sell the airplane and is classified as an asset held for sale (Note 2).  As the Company expects to dispose of this asset within the next twelve months and pay off this term loan, it is classified as a current liability on the accompanying 2007 consolidated balance sheet.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 8:                 NOTES PAYABLE TO RELATED PARTIES

As the February 28, 2007 and 2006, the Company received advances of $299,175 and $363,150 from the Company’s primary investor, TAM Trust. These advances bear interest at 10%. As of February 28, 2007, the balance of the advances is not repayable until after March 1, 2011. The repayment of these advances is subordinate to the Company’s line of credit and note payable to financial institution (Note 7).

As of February 28, 2007 and 2006, accrued interest on these advances was approximately $251,800 and $169,300, respectively, which is included in accrued interest due to related parties in the accompanying consolidated balance sheet.

During December 2004, the Company granted the TAM Trust restricted common stock of 1,266,667 shares for unpaid interest during the period March 1, 2002 through February 28, 2005. The restricted common shares were distributed during the first quarter of the fiscal year ended February 28, 2006. The fair market value of the restricted shares was estimated at $228,000 (Note 12).

On March 29, 2005, the Company granted the TAM Trust 500,000 warrants redeemable into restricted shares of the Company’s common stock at a purchase price of $.225 per share.   One-third of the warrants vested on the effective date of the agreement as an enticement to enter into the agreement.  The remaining warrants vested  in equal installments on December 1, 2005 and 2006 and are exercisable through December 1, 2008 (Notes 9 and 12).

Additionally, on March 29, 2005, the Company granted the TAM Trust 1,972,133 shares of restricted common stock. These shares vested over a two-year period beginning November 1, 2004 (Notes 9 and 12).

On July 27, 2005, the Company granted the TAM Trust 2,000,000 warrants redeemable into restricted shares of the Company’s common stock at a purchase price of $.225 per share. The warrants vest in equal installments commencing on the date of grant through December 1, 2006 and are exercisable through December 1, 2008 (Notes 9 and 12).
On January 23, 2006, the Company issued the TAM Trust 37,500 common shares for continued financial support. As the common stock was issued at below the Company’s market price at the date of grant ($nil cost per share), the Company recorded interest expense relating to the value of these shares of $8,437 (Notes 9 and 12).

In March 2007, the Company borrowed an additional $100,000 from TAM Trust to fund development of its new emergency preparedness products (Note 15).

During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding, if required (Note 15).

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 9:                 CAPITAL STRUCTURE

Adoption of SFAS No. 123(R)

As discussed in Note 2, on March 1, 2006, the Company adopted SFAS No. 123(R) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains services in share based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of services received in exchange for an award of equity instruments, including stock warrants, based on the grant date fair value of the award and to recognize it as compensation expense over the period required to provide service in exchange for the award, usually the vesting period.

Stock-based compensation expense recognized during the fiscal year ended February 28, 2007 is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the fiscal year ended February 28, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of February 28, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to February 28, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for fiscal 2007 has been based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those initially estimated. For the fiscal year ended February 28, 2007, the Company applied an estimated forfeiture rate of zero% for officer grants, as the vesting periods are complete as of December 1, 2006. As of the date of this filing, there were no warrants granted to non-officers of the Company and therefore, no forfeiture rate was utilized. The estimated vesting term of warrant grants for the fiscal year ended February 28, 2007 was 3.75 years for officer grants.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those warrants to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the fiscal years ended February 28, 2007 and 2006.  Prior to the adoption of SFAS No. 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock warrant exercises.  The fair value of stock based awards is calculated using the Black Scholes option-pricing model.  Although this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, it differs significantly from the Company’s stock warrants. The Black Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The risk free rate selected to value any particular grant is based on the United States Treasury’s T-bill rate (3.5%). The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock based compensation expense in future periods.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 9:                 CAPITAL STRUCTURE, continued

The weighted average fair value of stock based compensation is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock based compensation awards is amortized using the straight line method over the vesting period of the warrants or restricted common shares, as such method is consistent with the officer's contractual obligation. The Company’s fair value calculations for stock based compensation awards for the fiscal year ended February 28, 2007 were based on the following assumptions:

Risk free interest rate	3.5%
Expected life	1.25 - 3.75
Expected volatility	235 - 323%
Expected dividends	None

The following table summarizes stock based compensation, consulting and interest costs related to stock warrants and restricted common shares under SFAS No. 123(R) for the fiscal ended February 28, 2007, allocated as shown:

General and administrative	$14,354
Compensation to executive officers	170,580
Interest expense to related parties	466,230
Total stock and warrant based compensation expense	$651,164

For the fiscal year ended February 28, 2007, the amount of stock based compensation related to stock warrants was $142,527 and the amount related to restricted common shares was $42,407.

For the fiscal year ended February 28, 2007, the amount of interest expense related to stock warrants was $328,245 and the amount of interest expense related to restricted common shares was $137,985.

The Company’s net loss for the fiscal year ended February 28, 2007 was $1,464,298. The Company’s net loss for the fiscal year ended February 28, 2007 was $366,189 greater than it would have been if the Company had continued to account for share based compensation under APB No. 25. The Company’s net loss per common share, basic and diluted, for the fiscal ended February 28, 2007 was $0.06. The Company’s net loss per common share, basic and diluted, for the fiscal year ended February 28, 2007 was $0.01 greater than it would have been if the Company had continued to account for share based compensation under APB No. 25.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 9:                 CAPITAL STRUCTURE, continued

Pro forma results for the fiscal year ended February 28, 2006 are as follows:

Net loss, as reported	$(932,456)

Add: Stock based compensation and interest expense included in reported net loss	473,946

Deduct: Total stock based compensation and interest expense determined under the fair value based method for all awards	(849,080)

Net loss, pro-forma	$(1,307,590)

Basic and diluted net loss per common share:
As reported	$(0.05)
Pro-forma	$(0.07)

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 9:                 CAPITAL STRUCTURE, continued

Preferred Stock

The Board of Directors has the authority to issue Preferred Stock and to fix and determine its series, relative rights and preferences to the fullest extent permitted by the laws of the State of Nevada and its articles of incorporation. As of February 28, 2007, three classes of Preferred Stock were authorized and none was outstanding.

Employment Agreements

During November 2004, the Company entered into employment agreements with two officers to provide management services for the Company. As consideration for services to be rendered, the officers received 480,000 restricted shares of the Company’s common stock. The common shares were distributed in equal installments on December 1, 2004, 2005 and 2006. The first third vested on the effective date of the agreement as an enticement to enter into the agreement. The estimated fair market value of the stock as of November 30, 2004 was $225,600. The Company amortized the estimated fair market value of the unearned compensation over the two-year vesting period.  On March 1, 2006, the Company adopted SFAS No. 123(R)  and revalued the non-vested portion of this grant.     The Company has recorded compensation expense of approximately $4,000 and $75,200 for the fiscal years ended February 28, 2007 and 2006, respectively.

On March 29, 2005, the Company expanded the employment agreement with one officer to provide management services for the Company. As consideration for services to be rendered, the officer received 316,312 restricted shares of the Company’s common stock.  The first third vested on the effective date of the agreement as an enticement to enter into the agreement.  The remaining common shares were distributed in equal installments on December 1, 2005 and 2006. The fair market value of the restricted shares as of November 30, 2004 was estimated at $79,100.   The Company amortized the estimated fair market value of the unearned compensation over the two-year vesting period.  On March 1, 2006, the Company adopted SFAS No. 123(R) and revalued the non-vested portion of this grant.   The Company has recorded compensation expense of approximately $14,900 and $46,400 for the fiscal years ended February 28, 2007 and 2006, respectively.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 9:                 CAPITAL STRUCTURE, continued

Restricted Stock Grants

The Company granted restricted common stock to certain executive officers and the TAM Trust.   Shares are granted in the name of the receipients, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The grants are subject to graded vesting over periods ranging from approximately two to three years. After the vesting period, the restrictions on transferability lapse. The Company recognizes the related compensation and interest expense on a straight-line basis over the requisite service period. A summary of restricted stock grant activity is as follows.

	2007		2006		2005

	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value

Outstanding, at beginning of fiscal year	915,187	$0.24	320,000	$0.05	-	$-
Granted	-	$-	2,288,445	$0.28	480,000	$0.05
Forfeited	-	$-	-	$-	-	$--
Vested	(915,187)	$0.24	(1,693,258)	$0.26	(160,000)	$0.05

Outstanding, at end of fiscal year	-	$-	915,187	$0.24	320,000	$0.05

Warrants

On March 29, 2005, the Company expanded the employment agreements with two officers to provide management services for the Company. As further consideration for services to be rendered, the officers were granted 1,000,000 warrants redeemable into restricted shares of the Company’s common stock at a purchase price of $.225 per share.  The first third vested on the effective date of the agreement as an enticement to enter into the agreement.   The remaining warrants vested in equal installments on December 1, 2005 and 2006 and are exercisable through December 1, 2008. The fair market value of the warrants as of November 30, 2004 was estimated at $55,300. The Company amortized the estimated fair market value of the unearned compensation over the two-year vesting period. On March 1, 2006, the Company adopted SFAS No. 123(R) and revalued the non-vested portion of this warrant grant.   The Company has recorded compensation expense of approximately $46,600 and $18,400 for the fiscal years ended February 28, 2007 and 2006, respectively.

On March 29, 2005, the Company granted the TAM Trust 500,000 warrants redeemable into restricted shares of the Company’s common stock at $.225 per share.  The first third vested on the effective date of the agreement as an enticement to enter into the agreement.    The remaining warrants vested in equal installments on December 1, 2005 and 2006 and are exercisable through December 1, 2008. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned interest relating to the estimated value of these warrants of $27,200. The Company amortized the estimated fair market value of the unearned interest over the two-year vesting period.  On March 1, 2006, the Company adopted SFAS No. 123(R) and revalued the non-vested portion of this grant.   The Company has recorded interest expense of approximately $35,000 and $9,100 for the fiscal years ended February 28, 2007 and 2006, respectively.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 9:                  CAPITAL STRUCTURE, continued

On July 27, 2005, the Company expanded the employment agreements with two officers to provide management services for the Company. As further consideration for services to be rendered, the officers were granted 500,000 warrants redeemable into restricted shares of the Company’s common stock at a purchase price of $.225 per share. The warrants are exercisable any time after December 1, 2006 and expire December 1, 2008. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned compensation relating to the estimated value of these warrants of $30,000. The Company amortized the estimated fair market value of the unearned compensation over the period from date of grant through December 1, 2006. On March 1, 2006, the Company adopted SFAS No. 123(R) and revalued the non-vested portion of this grant.   The Company has recorded compensation expense of approximately $49,600 and $11,700 for the fiscal years ended February 28, 2007 and 2006, respectively.

On July 27, 2005, the Company granted the TAM Trust 2,000,000 warrants redeemable into restricted shares of the Company’s common stock at a purchase price of $.225 per share. The warrants are exercisable any time after December 1, 2006 and expire December 1, 2008. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company recorded unearned interest relating to the estimated value of these warrants of $120,000. The Company amortized the estimated fair market value of the unearned interest over the period from date of grant through December 1, 2006. On March 1, 2006, the Company adopted SFAS No. 123(R) and revalued the non-vested portion of this grant.     The Company has recorded interest expense of approximately $293,300 and $46,700 for the fiscal years ended February 28, 2007 and 2006, respectively.

In conjunction with the issuance of 2,000,000 restricted common shares for $450,000, on July 27, 2005, the Company granted S. Lampman, a shareholder, 2,000,000 warrants redeemable into restricted shares of the Company’s common stock at a purchase price of $.225 per share. The warrants are exercisable any time after December 1, 2006 and expire December 1, 2008.

On July 25, 2006, the Company granted Gary Hess 100,000 warrants redeemable into restricted shares of the Company’s common stock at a purchase price of $.40 per share. The warrants are exercisable any time after December 1, 2008 and expire December 1, 2010. As the warrants provide for the purchase of common stock at below the Company’s market price on the date of grant, the Company has recorded consulting expense of approximately $11,500 for the fiscal year ended February 28, 2007.

As of February 28, 2007, total unrecognized adjusted compensation costs related to nonvested stock warrants was approximately $34,500, which is expected to be recognized as an expense over the period ending December 2008.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 9:                  CAPITAL STRUCTURE, continued

A summary of warrant activity for the fiscal years ended February 28, 2007 and 2006 are as follows:
	Warrants Outstanding	Exercise Price
Balance, February 28, 2005	-	-
Granted	6,000,000	$0.225
Canceled	-	-
Balance, February 28, 2006	6,000,000	$0.225
Granted	100,000	$0.40
Exercised	-	$-
Canceled	-	-
Balance, February 28, 2007	6,100,000	$0.225-0.40

Vested or expected to vest at February 28, 2007	6,100,000	$0.229

Exercisable at February 28, 2007	6,000,000	$0.225

The following table summarizes significant ranges of outstanding warrants as of February 28, 2007:

		Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$0.225	6,000,000	1.75	$0.225	6,000,000	$0.225

$0.400	100,000	3.75	$0.400	-	$0.400

	6,100,000	1.80	$0.229	6,000,000	$0.225

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 9:                  CAPITAL STRUCTURE, continued

As of February 28, 2007, there were no unrecognized adjusted interest costs related to nonvested stock warrants.

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

As the President of the Company has decided not to accept his salary until the Company has become profitable, the Company recorded the value of these services as additional paid in capital in the accompanying consolidated statements of changes in stockholders’ deficit.

NOTE 10:                INCOME TAXES

The components of the provision for income taxes for the fiscal years ended February 28, 2007 and 2006 are as follows:

	2007	2006
Current:
State	$-	$-
Federal	-	-

Deferred:
State	136,173	97,503
Federal	456,335	308,761

Valuation allowance	(592,508)	(406,264)

Provision for income taxes	$-	$-

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 10:                 INCOME TAXES, continued

The reconciliation of the effective tax rate and U.S. statutory tax rate for the fiscal years ended February 28, 2007 and 2006 are as follows:

	2007	2006

Tax (benefit) of statutory rate	(34.0)%	(34.0)%

Effect of state tax benefit	(5.8)%	(5.8)%
Meals and entertainment	0.4%	0.4%
Change in valuation allowance	(39.4)%	(39.4)%

Effective tax rate	0.0%	0.0%

At February 28, 2007, the Company has net operating loss carry forwards for income tax reporting purposes of approximately $4,449,000 and $2,498,000 available to offset future federal and California taxable income, respectively. Based on current tax law, the Company’s federal and state net operating loss carry forwards will expire at various years through 2027.

At February 28, 2007, the Company had available tax credit carry forwards comprised of federal and state research and experimentation credits of approximately $6,200 and $8,700, respectively. The research and experimentation credit carry forwards expire through 2023 for federal purposes and do not expire for California purposes.

The provision for income taxes is reflected as a component of general and administrative expenses in the accompanying consolidated statements of operations.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 10:                INCOME TAXES, continued

The components of the net deferred tax assets as of February 28, 2007 is as follows:

Net operating loss carry forwards	$1,575,430
Interest to related parties	274,594
Consulting fees to related parties	101,562

Inventory reserves	88,609
Other	2,361

Less: Valuation allowance	(2,042,556)

Net deferred tax assets	$0

NOTE 11:                COMMITMENTS AND CONTINGENCIES

The Company leases an office and production facility under an operating lease that expires in February 2008. As of February 28, 2007, the Company paid $6,192 per month in base rent. The Company must also pay $1,659 per month to cover taxes, maintenance, insurance and certain other operating expenses applicable to the premises.

Total rent expense amounted to approximately $91,500 and $98,700 for the fiscal years ended February 28, 2007 and 2006, respectively.

Future minimum base lease payments are is as follows:

Fiscal Year Ending February 28

2008	$ 94,000

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 11:               COMMITMENTS AND CONTINGENCIES, continued

Legal Proceedings

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

NOTE 12:                RELATED PARTY TRANSACTIONS

Effective December 1, 2001, the Company entered into an employment agreement with the President of the Company. The agreement is for five years and provides for a salary of $10,000 per year plus 1% of the net after tax profits of the Company. The agreement shall be automatically renewed for successive one-year terms unless the Company or employee provides written notice of non-renewal.   As the President of the Company has decided not to accept his salary until the Company has become profitable, the Company recorded the value of these services as additional paid in capital in the accompanying consolidated statements of changes in stockholders’ deficit.

During November 2004, the Company entered into employment agreements with two officers to provide management services for the Company. As consideration for services to be rendered, the officers received 480,000 restricted shares of the Company’s common stock. The common shares were distributed in equal installments on December 1, 2004, 2005 and 2006 (Note 9).  The Company has recorded compensation expense for these services in the accompanying consolidated statements of operations.

During December 2004, the Company granted the TAM Trust restricted common stock of 1,266,667 shares in lieu of payment of accrued interest on prior year advances. The fair market value of the restricted shares was estimated at $228,000. The Company has recorded accrued interest of $228,000 as of February 28, 2005. During April 2005, the Company issued the 1,266,667 shares to the TAM Trust.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 12:                RELATED PARTY TRANSACTIONS, continued

On March 29, 2005, the Company expanded the employment agreement with one officer to provide management services for the Company. As consideration for services to be rendered, the officer received 316,312 restricted shares of the Company’s common stock.  The first third vested on the effective date of the agreement as an enticement to enter into the agreement.   The remaining common shares were distributed in equal installments on December 1, 2005 and 2006.  The Company has recorded compensation expense for these services in the accompanying consolidated statements of operations.

On March 29, 2005, the Company granted the TAM Trust 1,972,133 restricted shares of the Company’s common stock.   The first third vested on the effective date of the agreement as an enticement to enter into the agreement.   The remaining common shares were distributed in equal installments on December 1, 2005 and 2006.   The Company has recorded interest expense in the accompanying consolidated statements of operations.

On March 29, 2005, the Company expanded the employment agreements with two officers to provide management services for the Company. As further consideration for services to be rendered, the officers were granted 1,000,000 warrants redeemable into restricted shares of the Company’s stock at a purchase price of $.225 per share.  The first third vested on the effective date of the agreement as an enticement to enter into the agreement.  The remaining warrants vested in equal installments on December 1, 2005 and 2006 and are exercisable through December 1, 2008.  The Company has recorded compensation expense for these services in the accompanying consolidated statements of operations.

On March 29, 2005, the Company granted the TAM Trust 500,000 warrants redeemable into restricted shares of the Company’s common stock at $.225 per share.  The first third vested on the effective date of the agreement as an enticement to enter into the agreement.   The remaining warrants vested in equal installments on December 1, 2005 and 2006 and are exercisable through December 1, 2008.  The Company has recorded interest expense in the accompanying consolidated statements of operations.

On July 27, 2005, the Company expanded the employment agreements with two officers to provide management services for the Company. As further consideration for services to be rendered, the officers were granted 500,000 warrants redeemable into restricted shares of the Company’s common stock at a purchase price of $.225 per share. The warrants are exercisable any time after December 1, 2006 and expire December 1, 2008. The Company has recorded compensation expense for these services in the accompanying consolidated statements of operations.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 12:               RELATED PARTY TRANSACTIONS, continued

On July 27, 2005, the Company granted the TAM Trust 2,000,000 warrants redeemable into restricted shares of the Company’s common stock at a purchase price of $.225 per share. The first third vested on the effective date of the agreement as an enticement to enter into the agreement.   The remaining warrants vested in equal installments on December 1, 2005 and 2006 and are exercisable through December 1, 2008.  The Company has recorded interest expense in the accompanying consolidated statements of operations.

During January 2006, the Company issued 37,500 common shares to the TAM Trust for continued financial support.  The Company has recorded interest expense in the accompanying consolidated statements of operations.

During January 2006, the Company issued to one of its officers 37,500 common shares for services rendered.  The Company has recorded compensation expense for these services in the accompanying consolidated statements of operations.

During October 2006, the Company commenced paying a monthly stipend of $2,500 to J. Place and D. Parsons, executive officers of the Company, through December 2007.  The Company has recorded compensation expense for these services in the accompanying consolidated statements of operations.

During October 2006, the Company commenced paying a monthly monitoring fee of $5,000 payable to Pacific Financial, a related party, through December 2007.  The Company has recorded interest expense in the accompanying consolidated statements of operations.

NOTE 13:                SEGMENT INFORMATION

During the fiscal years ended February 28, 2007 and 2006, the Company had foreign assets in China. The following geographic area data for trade revenues is based on product or service delivery location, and property, plant, and equipment is based on physical location.

Net revenue from external sources for the fiscal years ended February 28, 2007 and 2006 are as follows:

	2007	2006

United States	$870,772	$523,077
Pakistan	-	91,700
China	36,564	90,000
Asia	35,917	35,115
Other countries	9,393	11,952

	$952,646	$751,844

Segment assets at February 28, 2007 are as follows:

United States	$1,004,895
China	63,413

	$1,068,308

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2007

NOTE 14:                LOSS PER SHARE

	For The fiscal years Ended February 28,
	2007	2006
Numerator:

Net loss	$(1,464,298)	$(932,456)

Loss available to common stockholders	$(1,464,298)	$(932,456)

Denominator:

Weighted average shares outstanding	25,013,807	17,969,317

Basic and diluted loss per share	$(0.06)	$(0.05)

Warrants to purchase common stock were outstanding during the 2006 and 2007 but were excluded in the computation of the diluted loss per share because their inclusion would have an anti-dilutive effect.

NOTE 15:                SUBSEQUENT EVENTS

In March 2007, the Company borrowed an additional $100,000 from TAM Trust to fund development of its new emergency preparedness products.

On April 1, 2007, the exclusivity clause in the Food For Health distribution agreement expired.

In May 2007, the Company received a one-time payment to resolve a business dispute for $168,000.  In accordance with SFAS No. 5 a gain has not been recognized for the fiscal year ended February 28, 2007 since doing so would result in recognizing income before its realization.  The Company received the settlement and recorded the gain during the first quarter of fiscal year ending February 28, 2008.

On June 14, 2007, the Company entered into a joint venture agreement with H2O Age, Inc., a Nevada corporation.  The joint venture provides for certain synergies for the two companies and includes the exclusive rights to market and sell under the H2O Age brand with "Seychelle Inside".  H2O Age will market and sell on an exclusive basis to certain market channels in the U.S. and worldwide.  Seychelle and H2O Age are working on a market strategy to promote safe and affordable drinking water to meet the needs of the consumer.

ITEM 8.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 8A.                Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. As of the end of the fiscal year covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and  procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that during the fiscal year ended February 28, 2007, the Company continued to establish and modify disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Although the Company hired a full time internal accountant during the third quarter of the fiscal year ended February 28, 2007, the Company has concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective.

(b) Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act was available within the time periods specified in the Securities and Exchange Commission rules and forms in our financial statements as of February 28, 2007, as previously noted above.

(c) Material Weakness in Internal Control over Financial Reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has concluded that as of February 28, 2007, the Company did not maintain effective controls over the preparation, review, presentation and disclosure of amounts included in our consolidated balance sheet, consolidated statements of operations, consolidated statements of stockholders’ deficit and consolidated statements of cash flows and the related footnotes.

On March 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains services in share-based payment transactions.  SFAS 123(R) requires a public entity to measure the cost of services received in exchange for an award of equity instruments, including stock warrants, based on the grant date fair value of the award and to recognize it as compensation expense over the period required to provide service in exchange for the award, usually the vesting period.   SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).

Historically, the Company accounted for stock based awards using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123).  Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statements of operations, other than as related to warrants or restricted common shares granted to employees and consultants below the fair market value of the underlying stock at the date of grant.

The Company became aware of certain errors in its implementation and application of SFAS No. 123(R) which were not detected and corrected by the Company in a timely manner.

During the Company’s yearend closing procedures it was noted that not all production costs were properly and accurately reported.  As a result, the Company recorded an unfavorable book-to-physical adjustment of approximately $51,000.  Additionally, when investigating differences between book-to-physical amounts it was discovered that the Company had not monitored the whereabouts of all inventory and therefore, was unable to determine the nature of such differences.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

We have had, and continue to have, a significant number of audit adjustments.  Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information.  The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls.  Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

Finally, the Company did not timely evaluate the recoverability of certain financial statement balances including reserves for slow moving inventory, fixed assets, intangible assets and various other accounts, and were required to make adjustments during the audit process.

These control deficiencies could result in a misstatement of the Company’s accounts that would result in a material misstatement to the Company’s presentation and disclosure that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

(d) Remediation Plan. The remediation plan the Company has implemented provides for enhanced procedures that include improved training and review processes to ensure proper preparation, review, presentation, and disclosure of amounts included in its balance sheet,  statements of operations and statements of cash flows. Accordingly, management believes it has improved the design and effectiveness of its internal control over financial reporting; however, not all of the newly designed controls have operated for a sufficient period of time to demonstrate operating effectiveness. Therefore, management will continue to monitor and assess these control procedures to ascertain if the material weakness discussed above has been remedied.

(e) Changes in Internal Controls over Financial Reporting. We previously reported in Item 8A- "Controls and Procedures" in our annual report on Form 10-KSB for the year ended February 28, 2006, material weaknesses in internal controls. However, the Company hired an accountant in July 2006 with the goal of strengthening its disclosure controls and procedures.   After seven months, we feel that we have made progress with greater accuracy of reporting the financial results.  However, the strengthening of checks and balances still needs work.  We are supplementing this with additional reviews by senior management and an outside accounting firm.

ITEM 8B.                OTHER INFORMATION

Form 8-K dated December 12, 2006

PART III

ITEM 9.                  Directors, Executive Officers, Promoters, Control Persons; Corporate Governance; Compliance with Section 16 (a) of the Exchange Act

Our Directors and Executive Officers, their ages and positions held in the Company as of February 28, 2007 are as follows:

NAME	AGE	POSITION HELD

Carl Palmer	72	President, Chief Executive Officer and Director
Richard Parsons	72	Executive Vice President, Secretary and Director
James Place	68	Chief Operating Officer, Chief Financial Officer, Treasurer and Director

Our Directors have served and will serve in such capacity until the next annual meeting of our shareholders and until there successors have been elected and qualified. The officers serve at the discretion of our Directors. The Board of Directors as a whole serves as the audit committee and Mr. Place is the “financial expert” within the meaning of the rules and regulations of the SEC.  The Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication.  Accordingly, our Board of Directors believes that each of its members has sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have. There are no family relationships among the Directors or Officers of the Company. None of the Directors have been involved in the types of litigation specified in Item 401d of Regulation S-B.

Biographies of Our Executive Officers and Directors

Carl Palmer.  Mr. Palmer has been the President, CEO and a Director of the Company since January 1998. He is the founder of our Company, innovator of the complete line of Seychelle water filtration products and primary spokesperson worldwide. He is an internationally recognized expert in the field for over 35 years and pioneered the development of the reverse osmosis (RO) home and office pure water business in the U.S. in the late 1970’s. That company, Aq-Ro-Matic, was later sold to Coca-Cola in 1973. He developed the cellulose triacetate membrane, a breakthrough technological development in the industry and subsequently, created and sold pure water companies to Coca Cola Los Angeles as noted previously, AMF/Cuno in 1985 and Shaklee in 1989. Also, in the late 1980’s Mr. Palmer developed the Best Water reverse osmosis business for Shaklee and sold over $53 million in above-the-counter systems. Carl’s 30 years of direct sales experience has led to many significant business relationships, many of which continue today. He is the inventor of thirteen patented products related to water purification. Mr. Palmer received a Bachelors Degree from Whittier College.

Richard Parsons. Mr. Parsons has been Secretary, Executive Vice President and a Director of the Company since November 2004. In March 2005, he assumed additional responsibilities for international sales activities in Asia, including China and India. He has over 30 years experience in bottled water, reverse osmosis and water filtration with major companies such as Coca-Cola, Arrowhead, Shaklee, and Canadian Glacier. Mr. Parsons was a General Manager at Coca-Cola in 1974, a Vice President at Arrowhead from 1975 to 1985, a consultant with Shaklee in 1988, and Vice President of U.S. Operations for Canadian Glacier from 1989 to 1990.

For the past five years, Mr. Parsons acted as a consultant, and then became chairman of The Beverage Group, Inc. in 2002. In November 2004, he joined the Company as Executive Vice President. Mr. Parsons ran his own successful consulting business in water and related beverages with clients such as General Foods, Coke-USA, The Beverage Group, Coke-Japan and Mitsubishi Industries for many years. He also has over 20 years experience in direct sales and multilevel marketing with companies such as Avon, Holiday Magic, Arrowhead and National Education. Mr. Parsons has a Bachelors Degree from Principia College.

James Place. Mr. Place has been Treasurer, COO and a Director of our Company since November 2004. In March 2005, he assumed additional responsibilities for manufacturing, operations and became the Chief Financial Officer (CFO). In November 2004, he joined the Company as Chief Operating Officer.   He has over 30 years experience in food, beverages and bottled water. While at Arrowhead, he took the liter, still and sparkling water business from $10 to $75 million in 5 years. Mr. Place also had extensive marketing, new product development and operating experience with Fortune 100 companies such as Carnation, Kerr Glass and Hunt-Wesson. Mr. Place was Vice President and General Manager of the Grocery Products Division at Arrowhead from 1981 to 1988, a Vice President of Sales/Marketing - New Products at Kerr Glass from 1988 to 1990, Manager, New Products at Carnation from 1979 to 1981 and Sales/Marketing Manager at Hunt-Wesson Foods from 1970 to 1976.

Mr. Place also has substantial experience in business development, mergers and acquisitions and with the investment community. Mr. Place ran his own consulting business in consumer products including water and other beverages with small to medium sized companies from 1990 to 2004. This included working successfully with these companies on financing plans for both new products and expansion programs. Mr. Place has an MBA from Michigan State University and a Bachelors degree from Albion College.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s outstanding equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended February 28, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics for Chief Executive Officer and Senior Financial Officers

On May 20, 2006, the Board of Directors of the Company adopted the Code of Ethics for the Chief Executive Officer and Senior Financial Officers.  The Code is designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure and compliance with applicable governmental laws, rules and regulations.  It is also designed to encourage prompt internal reporting of violations of the Code to an appropriate person and provides for accountability for adherence to the Code.  We will provide to any person without charge, upon written request to our principal executive offices, a copy of our Code.  Any waiver of the Code pertaining to one of our executive officers will be disclosed in a report on Form 8-K filed with the SEC.

Indemnification of Directors and Officers.

The Company's Bylaws provide that it will indemnify its officers and directors to the full extent permitted by Nevada state law. The Company's bylaws likewise provide that it will indemnify and hold harmless its officers and directors for any liability including reasonable costs of defense arising out of any act or omission taken on behalf of the Company, to the full extent allowed by Nevada law, if the officer or director acted in good faith and in a manner the officer or director reasonably believed to be in, or not opposed to, the best interests of the corporation.

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

ITEM 9B.               Other Information

None.

ITEM 10.               Executive Compensation.

The following table sets forth the Summary Compensation Table for the Chief Executive Officer and the executive officers at the end of the last three completed fiscal years. Compensation does not include minor business-related and other expenses paid by us. Such amounts in the aggregate do not exceed $10,000.

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)(9)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Carl Palmer President & CEO Director	2007 2006 2005	$10,000(2) $10,000(2) $10,000(2)	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	0 0 0	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00
Richard Parsons (1) Executive VP Director	2007 2006 2005	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $ 0.00	(3)(5) (3)(5)(7) (3)	(4)(6) (4)(6) (4)(6)	$0.00 $0.00 $0.00	$12,500(8) $0.00 $0.00
James Place (1) COO Director	2007 2006 2005	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$ 0.00 $ 0.00 $ 0.00	(3) (3) (3)	(4)(6) (4)(6) (4)	$0.00 $0.00 $0.00	$12,500(8) $0.00 $0.00

___________________

(1)	Elected to Board of Directors during November 2004.

(2)
Effective December 1, 2001, the Company entered into an employment agreement with the President of the Company.  The President of the Company has decided not to accept his salary until the Company becomes profitable.

(3)
During November 2004, Messrs. Parsons and Place were granted 240,000 shares of restricted common stock, which vest over two years beginning December 1, 2004, 2005 and 2006.  The estimated fair market value of the stock as of November 30, 2004 was $225,600. The Company is amortizing the estimated fair market value of the unearned compensation over the two-year vesting period.  On March 1, 2006, the Company adopted SFAS No. 123(R), which required the Company to revalue the non-vested portion of this grant.  As of March 1, 2006, the unearned compensation relating to this grant was decreased by approximately $50,500.   The Company has recorded compensation expense of approximately $4,000 and $75,200 for the fiscal years ended February 28, 2007 and 2006, respectively.

(4)
During March 2005, Messrs. Parsons and Place were granted warrants to purchase 250,000 shares of restricted common stock at $0.225 per share. The first third vested on the effective date of the agreement as an enticement to enter into the agreement.  The remaining warrants vest in equal installments on December 1, 2005 and 2006 but are exercisable through December 1, 2008.  The fair market value of the warrants as of November 30, 2004 was estimated at $55,300.

(5)
During March 2005, Mr. Parsons was granted 316,312 shares of restricted common stock.  The first third vested on the effective date of the agreement as an enticement to enter into the agreement.  The remaining common stock vests in equal installments on December 1, 2005 and 2006.  The fair market value of the restricted shares as of November 30, 2004 was estimated at $79,100.

(6)
During July 2005, the Company expanded the employment agreements with Messrs. Parsons and Place to provide management services for the Company.  As further consideration for services to be rendered, the officers were granted 500,000 warrants redeemable into restricted shares of the Company’s common stock at $0.225 per share.  The warrants are exercisable any time after December 1, 2006 and expire December 1, 2008.  The fair market value of the warrants as of July 27, 2005 was estimated at $30,000.

(7)
During January 2006, the Company issued Mr. Parsons 37,500 shares of common stock for services rendered.  As the common stock was issued below the Company’s market price at date of grant ($nil cost per share), the Company recorded compensation expense relating to the estimated value of these shares of $8,437.

(8)
During October 2006, the Company commenced paying a monthly stipend of $2,500 to J. Place and D. Parsons through December 2007.  The Company recorded compensation expense of $25,000 for the fiscal year ended February 28, 2007.

(9)
Restricted Stock (RS)– Awards of restricted stock are valued by multiplying the number of shares granted by the closing price on the date of grant, minus any consideration paid by the named executives.  Holders of restricted stock have voting and dividend rights with respect to their restricted shares.  To date, the Company has not declared or paid any dividends.

Restricted Stock – Year End Holdings and Value.  At February 28, 2007, the named executive officers held the total number of shares of restricted stock indicated in the following chart.  The year-end value of the total number of restricted shares, as indicated below, is based on the closing price of the Company’s stock on February 28, 2007 ($0.41).

Name	Grant date	Type	Vesting Schedule	Restricted Shares Awarded	Grant Date Price	Grant Date Value	Total Restricted Shares at February 28, 2007	Year End Value
Richard Parsons	11/30/2004	RS	33.3% on 12/1/04; 33.3% on 12/01/05; 33.3% on 12/1/06	240,000	$0.03	$112,800	240,000	$ 46,248

Richard Parsons	03/29/2005	RS	33.3% on 12/1/04; 33.3% on 12/01/05; 33.3% on 12/1/06	316,312	$0.03	$ 79,100	316,312	$129,688

James Place	11/30/2004	RS	33.3% on 12/1/04; 33.3% on 12/01/05; 33.3% on 12/1/06	240,000	$0.03	$112,800	240,000	$ 46,248

OPTION/SAR GRANTS IN LAST FISCAL YEAR. The Company granted no options during the fiscal years ended February 28, 2007 and 2006. The Company had no options outstanding as of the fiscal year ended February 28, 2007.

AGGREGATED OPTIONS/SARS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES. There were no outstanding options as of the fiscal year ended February 28, 2007.

EMPLOYMENT CONTRACTS WITH EXECUTIVE OFFICERS.  Effective December 1, 2001, the Company entered into an employment agreement with the President of the Company. The agreement is for five years and provides for a salary of $10,000 per year plus one percent of the net after tax profits of the Company as reported in the Company's Form 10-KSB. The agreement shall be automatically renewed for successive one-year terms unless the Company or employee provides written notice of non-renewal.

DIRECTOR COMPENSATION. The Company did not pay any compensation to any of its directors in fiscal 2007, 2006 or 2005.

The Board of Directors as a whole acts as a compensation committee. We have no retirement, pension, sharing, stock option, insurance or other similar programs.

We do not have a separately designated audit, compensation or nominating committee of our Board of Directors.  Although we are not a “listed company” under SEC rules and are therefore not required to have separate committees comprised of independent directors, we have, however, determined that James Place is “independent” as that term is defined in Section 4200 of the Marketplace Rules required by the NASDAQ Stock Market.

Warrant exercises in last fiscal year

The following table provides information concerning stock warrants exercised during the fiscal year 2007 and exercisable and unexercisable stock warrants held by the executive officers named in the Summary Compensation Table:

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Warrants at Fiscal Year End – Exercisable / Unexercisable (1)	Value of Unexercised In-the-Money Warrants at Fiscal Year End – Exercisable / Unexercisable (1)

Carl Palmer	-	-	-	-
Richard Parsons	-	-	750,000 / -0-	$143,375 / -0-
James Place	-	-	750,000 / -0-	$143,375 / -0-

____________
(1)	Based on a fair value of $0.41 per share on February 28, 2007, the closing price per share of SYEV’s common stock on that date as reported on nasdaq.com

ITEM 11.                Security Ownership of Certain Beneficial Owners and Management.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of February 28, 2007, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. As of February 28, 2007 there were total of 25,150,896 common shares were issued and outstanding and 6,000,000 vested warrants.

NAME AND ADDRESS	AMOUNT AND NATURE OF		PERCENT OF
OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP (1)(2)(4)		CLASS

The TAM Irrevocable Trust	12,725,578	(3)	40.9%
4012 S. Rainbow #K111
Las Vegas, NV 80103-2012

Carl Palmer	-0-		-0-
251 Jeanell Dr., Ste 3
Carson City, NV 89703

Richard Parsons	1,483,711		4.8%
251 Jeanell Dr., Ste 3
Carson City, NV 89703

James Place	955,000		3.1%
251 Jeanell Dr., Ste 3
Carson City, NV 89703

All officers and directors as a Group (three persons)	2,438,711		7.8%
_______________
(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

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

During November 2004, the Company entered into employment agreements with Messrs. Parsons and Place to provide management services for the Company as Executive Vice President and Chief Operating Officer, respectfully. As consideration for services to be rendered, the Messrs. Parsons and Place received 480,000 restricted shares of the Company’s common stock. The common shares are to be distributed in equal installments commencing on December 1, 2004, 2005 and 2006. .

As the February 28, 2007 and 2006, the Company had received advances of $299,175 and $363,150 from the TAM Trust in which Cari Beck, is the trustee as well as a daughter of Carl Palmer an officer and Board member. These advances bear interest at 10%. As of February 28, 2007, $299,175 of these advances is not repayable until after March 1, 2011. During the fiscal year  ended February 28,  2007, the Company decided to pay down approximately $64,000 in notes payable from excess cash.

As of February 28, 2007 and 2006, accrued interest on these advances was approximately $251,800 and $169,300, respectively, and is included in accrued interest due to related parties in the accompanying consolidated balance sheet.

During December 2004, the Company granted the TAM Trust restricted common stock of 1,266,667 shares for interest on prior advances of funds. The fair market value of the restricted shares was estimated at $228,000. During April 2005, the Company settled this liability through the issuance of common stock.

On March 29, 2005, the Company expanded the employment agreement with Mr. Parsons to provide management services for the Company. As consideration for services to be rendered, the employee received 316,312 restricted shares of the Company’s common stock.  The first third vested on the effective date of the agreement as an enticement to enter into the agreement.  The remaining common stock vested in equal installments on December 1, 2005 and 2006.

On March 29, 2005, the Company expanded the employment agreements with Messrs. Parsons and Place to provide management services for the Company. As further consideration for services to be rendered, the employees were granted 1,000,000 warrants redeemable into restricted shares of the Company’s common stock at $.225 per share.  The first third vested on the effective date of the agreement as an enticement to enter into the agreement.  The remaining warrants vested in equal installments on December 1, 2005 and 2006 and are exercisable through December 1, 2008.

On March 29, 2005, the Company granted the TAM Trust 500,000 warrants redeemable into restricted shares of the Company’s common stock at $.225 per share for additional interest charged to the Company for previous unpaid notes and continued financial support.  The first third vested on the effective date of the agreement as an enticement to enter into the agreement.  The remaining warrants vested in equal installments on December 1, 2005 and 2006 and are exercisable through December 1, 2008

On July 27, 2005, the Company granted the TAM Trust 2,000,000 warrants redeemable on restricted shares of the Company’s common stock at $.225 per share. The warrants are exercisable any time after December 1, 2006 and expire December 1, 2008.

On July 27, 2005, the Company expanded the employment agreements with Messrs. Parsons and Place to provide management services for the Company. As further consideration for services to be rendered, the employees were granted 500,000 warrants redeemable on restricted shares of the Company’s stock at $.225 per share. The warrants are exercisable any time after December 1, 2006 and expire December 1, 2008.

On January 23, 2006, the Company issued to the TAM Trust 37,500 common shares for continued financial support.

On January 23, 2006, the Company issued to the Mr. Parsons 37,500 common shares for services rendered.

During October 2006, the Company commenced paying a monthly stipend of $2,500 to J. Place and D. Parsons through December 2007.

During October 2006, the Company commenced paying a monthly monitoring fee of $5,000 payable to Pacific Financial through December 2007.

PART IV

ITEM 13.                Exhibits List

(a) Exhibits

Exhibit No.	Description
2A*	Plan of Exchange between Seychelle Environmental Technologies, Inc. and Seychelle Water Technologies, Inc. dated January 30, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3A*	Articles of Incorporation dated January 23, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3B*	Articles of Merger of Royal Net, Inc. into Seychelle Environmental Technologies, Inc as filed with Form 10-SB 12 G on February 8, 2000.

3C*	Amendment to Articles of Incorporation re: Series "A" Preferred Stock as of January 31, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3D*	Amendment to Articles of Incorporation re: Series "AA" Preferred Stock as of June 5, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3E*	Amendment to Articles of Incorporation re: Series "AAA" Preferred Stock as of February 18, 1999 as filed with Form 10-SB 12 G on February 8, 2000.

3F*	Bylaws as filed with Form 10-SB 12 G on February 8, 2000.

10A*	Purchase Agreement with Aqua Vision as filed with Form 10-SB 12 G on February 8, 2000.

10B*	Amended Purchase Agreement with Aqua Vision as filed with Form 10-SB 12 G on February 8, 2000.

10C*	2000 Stock Compensation Plan I, dated July 1, 2000 as filed with Registration Statement on Form S-8 on August 31, 2000.

10D*	2002 Stock Compensation Plan I, dated February 12, 2002 as filed with Registration Statement on Form S-8 on February 27, 2002.

10E*	Purchase Agreement with Aqua Gear as filed with Annual Report on Form 10-KSB on June 14, 2002.

10F*	Employment Contract with Carl Palmer as filed with Annual Report on Form 10-KSB on June 14, 2002.

10G*	Management Consulting Contract with Richard Parsons

10H*	Management Consulting Contract with James Place

10I*	Joint Venture Agreement with Huanghua Plastic Co. Ltd. dated September 1, 2005

10J*	ABMS Health Care Pvt. Ltd. Distribution Rights Agreement dated April 1, 2006

10K*	Confident, Inc. Exclusive Distribution Rights Agreement dated January 1, 2006

10L*	Continental Technologies. Inc., Purchase Agreement dated April 26, 2006

10M*	Promissory Note to TAM Irrevocable Trust dated May 1, 2001

10N*	Promissory Note to TAM Irrevocable Trust dated February 28, 2002

10O*	Promissory Note to TAM Irrevocable Trust dated February 28, 2003

10P*	Promissory Note to TAM Irrevocable Trust dated November 1, 2003

10Q*	Promissory Note to TAM Irrevocable Trust dated February 28, 2004

10R*	Food For Health Purchase Agreement

10S*	Food For Health Distribution Agreement

10T*	Seychelle Environmental Technologies, Inc. License Agreement with Mr. Gary Hess

23.1**	Auditor’s Consent

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.1**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

99*	Code of Ethics for Chief Executive Officer and Senior Financial Officers

___________________

*  Previously filed with the Securities and Exchange Commission as indicated and incorporated by reference herein

** Attached hereto

ITEM 14.                                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Effective February 28, 2006, Windes & McClaughry Accountancy Corporation (Windes & McClaughry) became our principal independent accounting firm.  All audit work was performed by the full time employees of Windes & McClaughry.  Our Board of Directors does not have an audit committee.  The functions customarily delegated to an audit committee are performed by our full Board of Directors.  Our Board of Directors approves in advance, all services performed by Windes & McClaughry.  Our Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.  Prior to February 28, 2006, the principal auditors of the Company were Armando C. Ibarra, Certified Public Accountants APC.

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	February 28,
	2007	2006

Audit fees	$72,464	$3,880
Audit related fees	23,161	$23,560
Tax fees	-0-	-0-
All other fees	-0-	-0-

The audit fees in 2007 include $72,464 of fees billed by Windes & McClaughry and related to the audit of our consolidated  financial statements for the fiscal year ended February 28, 2007 and to the review of  our quarterly financial statements.  Audit related fees include $23,161 of fees billed by Windes & McClaughry for accounting services related to the review of other SEC filings.

The audit fees in 2006 include $3,880 of fees billed by Windes & McClaughry and related to the audit of our consolidated  financial statements for the fiscal year ended February 28, 2006.  Audit related fees include $23,560 of fees billed by our former auditors Armando C. Ibarra, Certified Public Accountants APC for accounting services related to the review of our quarterly financial statements.

No tax fees were billed in 2007 or 2006 as another certified public accounting firm prepares the Company’s federal and state income tax returns.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Date: August 22, 2007	By:	/s/ Carl Palmer Carl Palmer
Chief Executive Officer

Date: August 22, 2007	By:	/s/ Jim Place
Jim Place Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl Palmer Carl Palmer	August 22, 2007

/s/ Jim Place
Jim Place	August 22, 2007