Form 10QSB
period 2007-05-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2007-10-04
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ending May 31, 2007

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

Check whether the registrant filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]   No [X]

State the number of shares outstanding of the Registrant's common stock, as of the latest practicable date, May 31, 2007, was 25,211,796 and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as quoted in the Pink Sheets on October 1, 2007) was approximately $2,110,000.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

FORM 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technology, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

May 31, 2007

ASSETS
CURRENT ASSETS
Cash	$166,284
Restricted cash	150,000
Trade receivables, net of allowance for doubtful accounts of $1,700	82,709

Inventories, net	305,215
Prepaid expenses	140,397
Asset held for sale	149,111

Total current assets	993,716

PROPERTY AND EQUIPMENT, NET	128,010

INTANGIBLE ASSETS, NET	31,465

OTHER ASSETS	6,742

Total non-current assets	166,217

TOTAL ASSETS	$1,159,933

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(CONTINUED)

May 31, 2007

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$21,231
Accrued expenses	313,376
Line of credit	80,000
Note payable to financial institution	136,413
Accrued interest due to related parties	258,444
Customer deposits	78,419

Total current liabilities	887,883

NOTES PAYABLE TO RELATED PARTIES	399,175

Total long-term liabilities	399,175

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock $.001 par value - 50,000,000 shares authorized; 25,211,796 issued and outstanding	25,212
Additional paid-in capital	6,136,579

Accumulated deficit	(6,288,916)

Total stockholders' deficit	(127,125)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,159,933

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For The Three-Month Periods Ended May 31,

	2007	2006

SALES	$410,971	$169,875

COST OF SALES	180,593	111,394

Gross profit	230,378	58,481

OPERATING EXPENSES
Selling	13,115	19,035
General and administrative	205,103	150,994
Compensation to executive officers	17,500	56,860

Total expenses	235,718	226,889

LOSS FROM OPERATIONS	(5,340)	(168,408)

OTHER INCOME (EXPENSES)
Interest income	2,289	4,752
Interest expense - related parties	(21,683)	(155,410)
Interest expense - others	(6,797)	-
Claim settlement	168,000	-
Miscellaneous (expense) income	(3,153)	823

Total other income (expense)	138,656	(149,835)

Net income (loss)	$133,316	$(318,243)

BASIC AND DILUTED EARNINGS (LOSS)
PER SHARE	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES: BASIC	25,160,064	22,126,033

WEIGHTED AVERAGE NUMBER OF
SHARES: DILUTED	27,511,415	22,126,033

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For The Three-Month Periods Ended May 31,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$133,316	$(318,243)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,863	7,124
Stock-based compensation and interest expense	5,910	202,458
Accrued interest due to related parties	6,683	8,282
Contributed executive services	2,500	2,500
Provision for doubtful accounts	1,700	-

Changes in operating assets and liabilities:
Trade receivables	(11,536)	(15,200)
Inventories	53,148	(53,997)
Prepaid expenses and other assets	3,794	(13,097)
Asset held for sale	(11,239)
Accounts payable	(21,725)	(1,177)
Accrued expenses	70,798	61,757

Customer deposits	(205,856)	(26,232)

Net cash provided by (used in) operating activities	36,356	(145,825)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,645)	(1,284)
Increase in patents	(1,150)	-

Net cash used investing activities	(6,795)	(1,284)

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)

For The Three-Month Periods Ended May 31,

	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	$-	$11,250
Proceeds from sale of equipment	-	2,500
Proceeds from related party notes payable	100,000

Net cash provided by financing activities	100,000	13,750

INCREASE (DECREASE) IN CASH	129,561	(133,359)

Cash, beginning of period	36,723	635,569

Cash, end of period	$166,284	$502,210

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

Interest	$6,797	$-
Income taxes	$1,600	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock issued for settlement of debt	$21,315	$107,995
Stock issued for intellectual property	$-	$16,100

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(UNAUDITED)

NOTE 1:         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements of Seychelle Environmental Technologies, Inc. (the Company) as of May 31, 2007 and for the three-month periods ended May 31, 2007 and May 31, 2006 have been prepared in conformity with the accounting principles described in the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 28, 2007 (the Annual Report) and include all adjustments considered necessary by management for a fair  presentation of the interim periods. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Annual Report. Results for the three-month period ended May 31, 2007  are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2008.

Basis of Presentation
.
The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced recurring losses from operations and has an accumulated deficit of $6,288,916 as of May 31, 2007. These factors, among others, raise substantial doubt as to the Company’s ability to have the necessary resources to market its new products.

In order to continue as a going concern, the Company needs to develop a reliable source of revenue, and achieve a profitable level of operation.  During the fiscal year ended February 28, 2007 and the three-month period ended May 31, 2007, the Company funded its operations through utilization of customer deposits to pay related purchase orders and funds received from a related paty (see Note 8).  As of May 31, 2007 the Company had $166,284 in unrestricted cash, a backlog of $188,000 in unshipped products and $20,000 of available borrowings under its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants.   Over the next twelve months, management believes that sufficient working capital may be obtained from a combination of revenues and external financing to meet the Company’s liabilities and commitments as they become payable. However, additional funding may still be required from the TAM Irrevocable Trust (TAM Trust), a related entity, or other shareholders.  During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding, if required.

Stock-Based Compensation

Effective March 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment , which requires that compensation expense be recognized over the requisite service period based on the fair value of the award at the date of grant. At May 31, 2007, the Company had total nonvested stock-based compensation expense of approximately $35,000. The nonvested stock warrants will vest on a straight line basis, as such method is consistent with contractual obligations, over the next 2 years. Total stock-based compensation, compensation and interest costs related to stock warrants and restricted stock grants during the three-month periods ended May 31, 2007 and 2006, are allocated as follows:

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(UNAUDITED)

	2007	2006
General and administrative	$5,910	$-
Compensation to executive officers	-	56,860
Interest expense to related parties	-	155,410
Total stock and warrant based compensation expense	$5,910	$212,270

There were no stock options or warrants granted during the three-month periods ended May 31, 2007 and 2006.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.   This interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return, including a decision whether to file or not to file a return in a particular jurisdiction.  Under the Interpretation, the financial statements must reflect expected future tax consequences of these positions presuming the taxing authorities full knowledge of the position and all relevant facts.  The Interpretation also revises disclosure requirements and introduces a prescriptive annual, tabular roll-forward of the unrecognized tax benefits.  This Interpretation is effective for fiscal years beginning after December 15, 2006, which is the Company’s 2008 fiscal year, although early adoption is permitted.  The Company has determined that the adoption of FASB Interpretation No. 48 did not have a material impact on its consolidated results of operations or financial position..

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of SFAS No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the application of the fair value option and its effect on the Company’s results of operations or financial condition.

Reclassifications

Certain amounts in the fiscal 2007 condensed consolidated financial statements have been reclassified to conform to the fiscal 2008 presentations.  These reclassifications had no effect on previously reported results of operations or accumulated deficit.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007

NOTE 2:         INVENTORY

The following is a summary of inventory as of May 31, 2007:

Raw materials	$213,602
Work in progress	102,765
Finished goods	232,279
548,646
Reserve for obsolete or slow moving inventory	(243,431)

Net inventory	$305,215

Finished goods inventory includes material, labor and manufacturing overhead costs.

NOTE 3:         PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of  May 31, 2007:

Tooling	$275,334
Equipment	26,059
Vehicles	10,000
Furniture and fixtures	15,775
Computer equipment	15,004
Leasehold equipment	3,885
346,057
Less: accumulated depreciation	218,047

$128,010

Total depreciation expense for the three-month periods ended May 31, 2007 and 2006 was approximately $8,600 and $6,800, respectively.

NOTE 4:         INTANGIBLE ASSETS

The following is a summary of intangible assets as of May 31, 2007:

Redi Chlor brand name and trademark	$16,100
Hand pump	8,000
Patents	13,792
37,892
Less: accumulated amortization	6,427

$31,465

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007

The estimated future amortization expense is approximately $1,000 per year.

NOTE 5:         ACCRUED EXPENSES

Accrued expenses consist of the following as of  May 31, 2007:

Accrued legal expenses	$131,275
Accrued accounting fees	116,627
Accrued claim settlements	15,300
Accrued commissions	12,849
Accrual for stock purchase (Continental Technologies)	16,100
Sales tax payable	12,590
Accrued credit card purchases	3,029
Other accrued expenses	5,606
$313,376

NOTE 6:         LINES OF CREDIT

As of May 31, 2007, the Company has a line of credit agreement, totaling $100,000. The line of credit bears interest at the lending institutions’ index rate (8.25% at May 31, 2007) plus two percent and was due June 1, 2007.  As of May 31, 2007, the Company has borrowed $80,000 against the line of credit.  During June 2007, the Company renewed the line of credit for one year at similar terms.  The line of credit agreement does not include any limitation on borrowing or any restrictive debt covenants.

NOTE 7:        NOTE PAYABLE TO FINANCIAL INSTITUTION

During October 2006, the Company entered into a three-year term loan.  The term loan bears interest at 6.5%, payable monthly, with the principal balance not repayable until September 2009.   As of May 31, 2007, the outstanding balance on the term loan was $136,413.  The term loan is secured by the Company’s airplane and restricted cash.  Prior to May 31, 2007, the Company committed to a plan to sell the airplane and therefore it is classified as an asset held for sale.  As the Company expects to dispose of this asset within the next twelve months and use the proceeds to pay off this term loan, it is classified as a current liability on the accompanying condensed consolidated balance sheet.

In August 2007, the Company borrowed $75,000 from the TAM Trust to partially pay down the Company’s term loan (Notes 8 and 10).  The reduction in the loan released $75,000 in funds being used as additional collateral.

NOTE 8:         NOTES PAYABLE TO RELATED PARTIES

During March 2007, the Company borrowed $100,000 from the TAM Irrevocable Trust (TAM Trust), a related entity, to fund development of its new products.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007

During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding, if required.

In August 2007, the Company borrowed $75,000 from the TAM Trust (Notes 7 and 10).

NOTE 9:         CAPITAL STRUCTURE

Common Stock

During the three-month period ending May 31, 2006, the Company issued 50,000 common shares to shareholders of Continental Technologies, Inc. (Continental) with an approximate value of $16,100 for the Redi Chlor brand name and trademark (Note 4).  As the purchase agreement provides the shareholders of Continental the ability to sell the common shares back to the Company one year after issuance, the Company has recorded a liability for approximately $16,100 (Note 5).

During the three-month period ended May 31, 2007, the Company issued 60,900 restricted shares of common stock to a debt holder with an approximate total value of $21,300.

NOTE 10:	SUBSEQUENT EVENTS

On June 14, 2007, the Company entered into a joint venture agreement with H2O Age, Inc., a Nevada corporation.  The joint venture provides for certain synergies for the two companies and includes the exclusive rights to market and sell under the H2O Age brand with “Seychelle Inside.”  H2O Age will market and sell on an exclusive basis to certain market channels in the U.S. and worldwide.   Seychelle and H2O Age are working on a market strategy to promote safe and affordable drinking water to meet the needs of the customer.

During July 2007, the Company received approval from the U.S Food and Drug Administration to import certain of the Company’s emergency preparedness products.

In August 2007, the Company borrowed $75,000 from the TAM Trust.  The borrowed funds were used to partially pay down the Company’s note payable to a financial institution (Notes 7 and 8).
The reduction in the note payable released $75,000 in restricted cash used as additional collateral for the loan.

In September 2007, the Company restructured the note payable to a financial institution and released the balance of restricted cash being held as collateral of $75,000.  The Company utilized the funds from the new loan to repay $78,000 to the TAM Trust.  The new loan is for $139,500 and bears interest at 7.375%, payable in monthly installments of approximately $1,000, with the unpaid principal balance not repayable until September 2032.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of the Company and its subsidiary for the three-month periods ended May 31, 2007 and 2006.  The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the fiscal year ended February 27, 2007.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

As of May 31, 2007, the TAM Irrevocable Trust (TAM Trust), one of our principal shareholders, has loaned the Company funds to finance Company operations, with an outstanding balance of $399,175 at 10% simple interest, repayable after March 1, 2011.  Accrued interest due to the TAM Trust amounted to $258,444 as of May 31, 2007.   The Company believes that despite the increase in sales experienced during the fiscal years ended February 28, 2006 and 2007 and the three-month period ended May 31, 2007, additional funding may still be required from the TAM Trust or other shareholders.   During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding, if required.  In August 2007, the Company borrowed $75,000 from the TAM Trust to partially pay down the Company’s note payable with a financial institution.

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

In 2001, the World Bank placed the value of the world water market at close to $400 billion annually. Bottled water, according to Water Facts, has emerged as the second largest commercial beverage category by volume in the U.S. However, Seychelle products compete in a more limited market: the portable and home filtration products segments.  Enviroscrub Technology estimated the U.S. household water filtration market, in March 2004 to be $500 million in size, growing at 10 percent annually.  Additional information pertaining to the size of the portable water filtration market is not reasonably known to us.

In developing countries, many people in rural areas boil their water for drinking and cooking to kill bacteria, but this process does not remove the pyrogens, chemicals, toxins, volatile organisms, heavy metals and other pathogens that remain in the water. In Africa alone, according to Earth Prayers From Around the World, approximately 6,000 people die every day because of water borne diseases.

Business Plan

The management of Seychelle represents over 100 years of combined experience in developing improvements and innovations in the field of bottled water, reverse osmosis, ultra filtration and filter technology. As a result, our products can deliver up to .2-micron filtration, at pennies per gallon, with pressure as low as 5 pounds per square inch (PSI). Further, our point of difference filtration systems remove up to 99.99% of all known pollutants and contaminants most commonalty found in fresh drinking water supplies in the four major areas of concern as follows:

AESTHETICS: Taste, chlorine, sand, sediment and odor problems.
BIOLOGICS: Pathogens such as Cryptosporidium, Giardia and E. coli bacteria.
CHEMICALS: Pesticides, detergents, toxic chemicals and industrial waste.
DISSOLVED SOLIDS: Heavy metals such as aluminum, asbestos, copper, lead, mercury and radon-222.

Seychelle filters have been tested by independent and government laboratories throughout the world and are approved for sale and distribution in the following countries: United States, Mexico, United Kingdom, Korea, Malaysia,, Japan, The Peoples Republic of China, Vietnam, New Zealand, Australia, Brazil, Venezuela, Argentina, South Africa, and Pakistan. In the United States, Seychelle filters have been certified by California and Florida approved independent laboratories implementing Environmental Protection Agency, American National Standards Institute, and National Sanitation Foundation protocol, procedures, standards and methodology. Additionally, we offer a test pack for potential customers that include the test results from selected countries. In addition, results from the United States, United Kingdom and South Africa are displayed on our Website: www.seychelle.com.  To our knowledge, no other water filtration system can achieve this level of removal of up to 99.99% of all known pollutants and contaminants most commonly found in fresh drinking water supplies in the four major areas of concern. The benefit of such filtration can save lives worldwide as awareness of Seychelle’s product line increases and is used.
.
 Principal Products or Services and their Markets

Portables Products

Seychelle has a varied line of portable filters for people on the go. They include Flip Top’s and varied military style canteens - regular or with advanced filters (for further bacteria control). Sizes are from 18 ounce to 30 ounce, and provide up to 100 gallons of pure drinking water from any fresh water source, running or stagnant (such as rivers, lakes, ponds, streams and puddles).

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

We signed a license agreement with Gary Hess (the License Agreement), doing business as Aqua Gear USA on June 6, 2002 for a product known as the "Hand Held Pump Technology." We licensed all proprietary rights associated with this technology. We pay a 2% royalty on our gross sales for the technology during the term of the License Agreement. The License Agreement is for an initial term of five years was renewed with four successive five-year renewals remaining.. This offers us an additional proprietary product in the portable filtration industry. We believe that this License Agreement compliments our current product line. As of the date of this filing, this technology has resulted in a product called Pump N’ Pure which allows the user to draw filtered water from virtually any container or location. The Company continues to believe that the product will be viable in developing countries, as an emergency preparedness product, and for families where cost is a prime consideration. The Company plans to start marketing the Hand Held Pump as part of its Aqua Gear product line in the U.S. sporting goods industry in fiscal 2008.  As of the date of this filing, approximately $15,000 in royalties has been paid to date under this License Agreement.

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

During April 2006, the Company issued 50,000 shares of common stock to shareholders of Continental Technologies, Inc. (Continental) with an approximate value of $16,100 for the Redi Chlor brand name, trademark and the use of the EPA Registration Number 55304-4-7126. As of the date of this filing, the Company has commenced selling the Redi Chlor brand name water chlorine tablets to consumers, dealers, distributors and manufacturers. Each tablet disinfects five gallons of source water. Under the agreement, the Company further agreed to remit Continental a 10% commission on net sales, as defined, of the existing product and 10% on any product sold by Continental for us to their existing or new customers at our original equipment manufacturer (OEM) prices. The agreement is of the life of Seychelle.  Through May 31, 2007, $2,065 has been paid in royalties.

During July 2007, the Company received approval from the U.S Food and Drug Administration to import cetain of the Company’s emergency preparedness products.  As of the date of this filing, the Company has sold approximately 400 units to its customers.

Manufacturing

The Company has determined that we will be able to produce some of our product components in China at a lower cost than in the U.S. while maintaining equivalent quality standards. Our filter will continue to be manufactured in the U.S. The final assembly of our products is completed at our facility in San Juan Capistrano, California.

On September 1, 2005, we signed an exclusive joint venture agreement with Huanghua Seychelle Plastic Co., Ltd to manufacture component parts.

Sales Channels

Sales channels to be pursued will include: Retail, Military, Government, Multi-Level Marketing, International, OEM and Joint Ventures.

During August 2006, the Company signed an agreement, in the U.S., with Food For Health, Inc. a manufacturer and marketer of nutritional food and vitamin products based in Orem, Utah, to sell certain water filtration products under the Aqua Gear brand name to a variety of their customers, including big-box stores in the U.S. and Canada. To date, Food For Health, Inc. has ordered 100,000 bottles.  During the three-month period ended May 31, 2007, total sales to Food For Health approximated $157,000.  As of May 31, 2007, Food For Health, Inc. has approximately 23,000 bottles on back order, with an estimated sales value of approximately $167,000.

On April 1, 2007, the exclusivity clause in the Food For Health distribution agreement expired.

On June 14, 2007, the Company entered into a joint venture agreement with H2O Age, Inc., a Nevada corporation.  The joint venture provides for certain synergies for the two companies and includes the exclusive rights to market and sell under the H2O Age brand with “Seychelle Inside.”  H2O Age will market and sell on an exclusive basis to certain market channels in the U.S. and worldwide.   Seychelle and H2O Age are working on a market strategy to promote safe and affordable drinking water to meet the needs of the customer.

We will also continue to promote our products and technologies to non-profit organizations, such as the Red Cross, the U.S. and international militaries, missionaries, charitable and fund-raising groups and other philanthropic organizations.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summary historical financial data is presented in the following table to aid you in your analysis.  You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report.  The selected condensed consolidated statements of operations data for the three-months ended May 31, 2007 and 2006 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three-months ended May 31, 2007 compared to the corresponding period in 2006.

Selected Financial Data	2006	2007	Year Over Year Change	%

Sales	$169,875	$410,971	$241,096	142
Cost of sales	$111,394	$180,593	$69,199	62
Gross profit	$58,481	$230,378	$171,897	294
Gross profit percentage	34%	56%	22%	-
General and administrative expenses	$150,994	$205,103	$54,109	36
Compensation to executive officers	$56,860	$17,500	$(39,360)	(69)
Interest expense to related parties	$155,410	$21,683	$(133,727)	(86)
Net cash provided by (used in) operating activities	$(145,825)	$36,356	$182,181	125
Net cash used in investing activities	$(1,284)	$(6,795)	$(5,511)	429
Net cash provided by financing activities	$13,750	$100,000	$86,250	627

Sales. The increase in sales is primarily attributable to approximately $157,000 in sales of 18 ounce bottles and related accessories to Food For Health.  This increase in sales was further increased by normal fluctuation of sales with a significant distributor.   Sales to Wellness Enterprises increased from approximately $8,000 during 2006 to $176,000 in 2007. Overall, the number of bottles sold with or without replacement filters increased by approximately 233% (from 17,800 bottles during 2006 to 59,200 bottles during 2007).  The average sales price per bottle decreased by 11% from approximately $7.25 during 2006 to $6.45 during 2007.   This decrease in average sales price is due to volume discounts provided to Food For Health.

Cost of sales and gross profit percentage.  The decrease in cost of sales percentage and corresponding increase in gross profit percentage is primarily due to a change in pricing of bottles combined with a corresponding change in product costs. As previously noted, the average sales price for bottles decreased, however, the actual average cost of producing the bottles decreased 25% from $3.40 as of  May 31, 2006 to $2.56 as of May 31, 2007.   The decrease in production costs was primarily due to a decrease in the raw material costs. Since sales were comprised of principally two transactions (Food For Health ($157,000) and Wellness Enterprises ($176,000), the gross profit margin with or without Food For Health was constant (55% – 56%).

General and administrative expenses. The increase in general and administrative expenses was primarily due to the following - (1) approximate $24,000 increase in outside accounting fees for the preparation and review of SEC filings; (2) approximate $8,000 increase in salaries and related benefits due to annual compensation awards; (3) approximate $5,000 increase in  consulting as the Company utilized the services of various individuals to maintain its accounting records (4) approximate $2,000 increase in depreciation expense; and (5) increase in other general and administration expenses due to increased activity.  These increases were partially offset by a reduction of approximately $8,000 in legal fees.

Compensation to executive officers. The decrease in compensation was primarily due to the end of the vesting period (December 1, 2006) for all grants of common stock or warrants issued to Messrs. Parsons and Place.   Previously, since the common stock and warrants were at a purchase price below the Company’s market price on the date of grant, the Company amortized the difference over the vesting period.  This decrease in compensation was partially offset by the Company, commencing October 2006, paying a monthly stipend of $2,500 to Messrs. Parsons and Place (total stipends paid during fiscal 2007 were $15,000).

Interest expense to related parties. The decrease in interest expense was primarily due to the end of the vesting period (December 1, 2006) for all grants of common stock or warrants issued to TAM Trust. This decrease was partially offset by the Company commencing to pay a monthly  monitoring fee of $5,000 to Pacific Financial, a related party, as of October 2006 and to the increase in interest to the TAM Trust due to the $100,000 advance during March 2007.

Net income. Net income for the three-month period ended May 31, 2007 of $133,616 was primarily due to the receipt of $168,000 claim settlement.

Liquidity and capital resources.

Net cash used in operating activities. During the three-month period ended May 31, 2007, the Company funded its operations primarily though the utilization of customer deposits to purchase raw material and pay other production costs and proceeds received from the TAM Trust  while during the prior fiscal years the Company primarily funded its operations by the sale of restricted common stock. During the three-month period ended May 31, 2007, the net income of approximately $134,000 was offset by approximately $25,700 non-cash expenditures. These non-cash expenses primarily relate to approximately $6,700 in financing costs, the amortization of approximately $5,900 in stock compensation and depreciation and amortization of approximately $8,900.  These non-cash expenses were offset by the reduction of customer deposits of approximately $206,000.

Net cash used in investing activities. The 2007 increase in cash used by investment activities was primarily due to the Company incurring approximately $6,000 in capital expenditures to prepare for its new products.

Net cash used in financing activities. The 2007 increase in cash provided by financing activities was due to the additional advance of $100,000 by the TAM Trust.

Our principal sources of liquidity have historically been funds generated from operating activities and borrowings from the TAM Trust, one of our principal shareholders.  As of May 31, 2007, the TAM Trust has loaned the Company $399,175 at 10% simple interest, repayable after March 1, 2011.   The Company believes that despite the increase in sales experienced during the fiscal years ended February 28, 2006 and 2007 and the three-month period ended May 31, 2007, additional funding may still be required from the TAM Trust or other shareholders. During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding, if required.  Also, in August 2007, the Company borrowed an additional $75,000 from the TAM Trust.

As of May 31, 2007, the Company had $166,284 in cash and $20,000 available borrowing under its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants.   The Company believes it has liquidity and committed funds to meet its operating needs through fiscal 2008.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

The Company believes that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its most recent fiscal 2007 Annual Report on Form 10-KSB have the greatest potential impact on its consolidated financial statements, so it considers these to be its critical accounting policies.  Because of the uncertainty inherent in these matters, actual results could differ from the estimates the Company uses in applying the critical accounting policies.  Certain of these critical accounting policies affect working capital account balances, including the policies for inventory reserves, impairment of goodwill and other intangible assets, accounting for transactions which potentially could be settled in a company’s own stock and stock-based compensation.  These policies require that the Company make estimates in the preparation of its consolidated financial statements as of a given date.

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Forward-Looking Statements

Certain statements contained herein are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act), which provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made herein are made pursuant to the Act. Forward-looking statements include statements which are predictive in nature; which depend upon or refer to future events or conditions; or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, or variations or negatives thereof or by similar or comparable words or phrases. In addition, any statement concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions that may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company; and economic and market factors in the countries in which the Company does business, among other things. These statements are not guarantees of future performance, and the Company has no specific intentions to update these statements. Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors including, among others: (1) the portable water filtration industry is in a state of rapid technological change, which can render the Company’s products obsolete or unmarketable; (2) any failure by the Company to anticipate or respond to technological developments or changes in industry standards or customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company’s business, operating results and financial condition; (3) a relatively small number of customers account for a large percentage of the Company’s available market; (4) the Company’s cost of sales may be materially affected by increases in the market prices of the raw materials used in the Company’s manufacturing processes; (5) the Company’s water related sales could be materially affected by weather conditions and government regulation; (6) the Company is subject to the risks of conducting business internationally; and (7) the industries in which the Company operates are highly competitive. Additional risks and uncertainties are outlined in the Company’s filings with the Securities and Exchange Commission, including its most recent fiscal 2007 Annual Report on Form 10-KSB.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out by the Company’s President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the quarter ended May 31, 2007.  For the quarter ended May 31, 2007, management has concluded that the Company’s disclosure controls are not effective.  Management has continued the process of formal remediation and hopes to soon conclude that the Company’s disclosure controls are effective.

Changes in Internal Controls

We previously reported in Item 8A- "Controls and Procedures" in our annual report on Form 10-KSB for the year ended February 28, 2007, material weaknesses in internal controls. The Company hired an accountant in July 2006 with the goal of strengthening its disclosure controls and procedures.   This accountant is doing a more precise job of processing sales and production requests than occurred prior to being hired.  This was further improved with approvals by senior management.  We are supplementing this with additional reviews and analysis by senior management and an outside accounting firm.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of May 31, 2007, we know of no legal proceedings pending or threatened or judgments entered against the Company or any of our directors or officers in his or her capacity as such.

ITEM 2. CHANGES IN SECURITIES

During the three-month period ended May 31, 2007, the Company issued an aggregate of 60,900 restricted shares of common stock to one debt holder with an approximate total value of $21,300.

In the issuance, the Company relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree in this issuance; (3) the offeree did not resell the stock but continues to hold it until the present; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS OF A VOTE TO SECURITY HOLDERS

We did not submit any matter to a vote of security holders through solicitation of proxies during the first quarter of the fiscal year covered by this report.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 Section 906 of the Sarbanes-Oxley Act of 2002)

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act OF 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Seychelle Environmental Technologies, Inc.

Date: October 4, 2007	By:	/s/ Carl Palmer
Director, Chief Executive Officer and President

Date: October 4, 2007	By:	/s/ Jim Place
Director and Chief Financial Officer and Chief Operating Officer