Form 10QSB
period 2007-11-13
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2007-11-20
CIK 1056757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended August 31, 2007

( )    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from  _______ to _______

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

State the number of shares outstanding of the Registrant's common stock, as of the latest practicable date, October 1, 2007, was 25,315,844 and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as quoted in the Pink Sheets on October 1, 2007) was approximately $2,110,000.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

References in this document to "us," "we," “Seychelle,” “SYEV,” or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiary.

FORM 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
August 31, 2007

ASSETS
CURRENT ASSETS
Cash	$161,373
Restricted cash	75,000
Trade receivables, net of allowance for doubtful accounts of $1,700	73,682
Inventories, net	423,108
Prepaid expenses	11,529
Asset held for sale	149,111

Total current assets	893,803

PROPERTY AND EQUIPMENT, NET	126,030

INTANGIBLE ASSETS, NET	31,987

OTHER ASSETS	6,742

Total non-current assets	164,759

TOTAL ASSETS	$1,058,562

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(CONTINUED)
August 31, 2007

CURRENT LIABILITIES
Accounts payable	$41,170
Accrued expenses	370,023
Line of credit	80,000
Note payable to financial institution	61,413
Accrued interest due to related parties	265,127
Customer deposits	83,160

Total current liabilities	900,893

NOTES PAYABLE TO RELATED PARTIES	474,175

Total long-term liabilities	474,175

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock $.001 par value - 50,000,000 shares authorized; 25,315,844 issued and outstanding	25,315
Additional paid-in capital	6,169,076
Accumulated deficit	(6,510,897)

Total stockholders' deficit	(316,506)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,058,562

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three-Month Periods Ended August 31,
	2007	2006
SALES
Product sales	$150,375	$210,024
Distribution income	-	9,000
Total sales	150,375	219,024

COST OF SALES	88,130	108,739

Gross profit	62,245	110,285

OPERATING EXPENSES
Selling	7,818	17,761
General and administrative	235,561	170,841
Compensation to executive officers	14,000	56,860

Total expenses	257,379	245,462

LOSS FROM OPERATIONS	(195,134)	(135,177)

OTHER INCOME (EXPENSE)
Interest income	2,903	4,392
Interest expense - related parties	(21,683)	(153,395)
Interest expense – others	(7,259)	(2,015)
Miscellaneous (expense) income	(4,310)	2,413

Total other income (expense)	(30,349)	(148,605)

Net loss	$(225,483)	$(283,782)

BASIC AND DILUTED LOSS
PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES: BASIC AND DILUTED	25,315,844	22,531,918

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(CONTINUED)

	For The Six-Month Period Ended August 31,
	2007	2006

SALES
Product sales	$561,346	$379,899
Distribution income	-	9,000
Total sales	561,346	388,899

COST OF SALES	268,723	220,132

Gross profit	292,623	168,767

OPERATING EXPENSE
Selling	20,933	36,796
General and administrative	440,664	318,287
Compensation to executive officers	31,500	113,720

Total expenses	493,097	468,803

LOSS FROM OPERATIONS	(200,474)	(300,036)

OTHER INCOME (EXPENSES)
Interest income	5,192	9,144
Interest expense - related parties	(43,366)	(307,355)
Interest expense – others	(14,055)	(3,465)
Claim settlement	168,000	-
Miscellaneous (expense) income	(3,962)	1,114

Total other income (expense)	111,809	(300,562)

Net loss	$(88,665)	$(600,598)

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
SHARES: BASIC AND DILUTED	25,265,199	22,617,845

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Six-Month Period Ended August 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2007	2006
Net loss	$(88,665)	$(600,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,081	14,224
Stock-based compensation and interest expense	13,237	410,112
Accrued interest due to related parties	13,366	14,129
Contributed executive services	5,000	5,000
Provision for doubtful accounts	1,700	-

Changes in operating assets and liabilities:
Trade receivables	(2,508)	(19,851)
Inventories	(64,745)	(87,006)
Prepaid expenses and other assets	132,662	(182,035)
Asset held for sale	(11,239)	-
Accounts payable	(1,786)	23,233
Accrued expenses	150,217	48,459
Customer deposits	(201,115)	262,652

Net cash used in operating activities	(35,795)	(111,681)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	75,000	-
Purchase of property and equipment	(12,654)	(14,228)
Down payment on purchase of airplane	-	(10,000)
Increase in patents	(1,901)	(1,150)

Net cash provided by (used in) investing activities	60,445	(25,378)
See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 (CONTINUED)

	For The Six-Month Period Ended August 31,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	11,250
Proceeds from sale of equipment	-	2,500
Proceeds from related party notes payable	175,000	-
Repayment on note payable to financial institution	(75,000)
Repayments on related party notes payable	-	(63,975)

Net cash provided by (used in) financing activities	100,000	(50,225)

INCREASE (DECREASE) IN CASH	124,650	(187,284)
Cash, beginning of period	36,723	635,569

Cash, end of period	$161,373	$448,285

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$44,055	$3,465
Income taxes	$1,600	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Purchase of airplane with debt	$-	$136,413
Stock issued for settlement of debt	$44,088	$131,662
Stock issued for intellectual property	$-	$16,100
Stock issued for services	$1,417	$3,072

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(UNAUDITED)

NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements of Seychelle Environmental Technologies, Inc. (the Company) as of August 31, 2007 and for the three and six-month periods ended August 31, 2007 and August 31, 2006 have been prepared in conformity with the accounting principles described in the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 28, 2007 (the Annual Report) and include all adjustments considered necessary by management for a fair presentation of the interim periods. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Annual Report. Results for the three and six-month periods ended August 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2008.

Basis of Presentation
.
The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced recurring losses from operations and has an accumulated deficit of $6,510,897 as of August 31, 2007. These factors, among others, raise substantial doubt as to the Company’s ability to have the necessary resources to market its new products.

In order to continue as a going concern, the Company needs to develop a reliable source of revenue, and achieve a profitable level of operation. During the fiscal year ended February 28, 2007 and the six-month period ended August 31, 2007, the Company funded its operations primarily through utilization of customer deposits to pay related purchase orders and funds received from a related party (see Note 8). As of August 31, 2007 the Company had $161,373 in unrestricted cash, a backlog of $188,000 in unshipped products and $20,000 of available borrowings under its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. Over the next twelve months, management believes that sufficient working capital may be obtained from a combination of revenues and external financing to meet the Company’s liabilities and commitments as they become payable. However, additional funding may still be required from the TAM Irrevocable Trust (TAM Trust), a related entity, or other shareholders. During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding. As of August 31, 2007, the TAM Trust has advanced the Company $175,000.  This advance was subsequently reduced to approximately $96,900 with the restructuring of the airplane loan in September 2007 (see Note 10).

Stock-Based Compensation

Effective March 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which requires that compensation expense be recognized over the requisite service period based on the fair value of the award at the date of grant. Total stock-based compensation, compensation and interest costs related to stock warrants and restricted stock grants during the three and six-month periods ended August 31, 2007 and 2006, are allocated as follows:

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(UNAUDITED)

	For the three-month period ended August 31,
	2007	2006
General and administrative	$7,327	$1,948
Compensation to executive officers	-	56,860
Interest expense to related parties	-	153,395
Total stock and warrant based compensation expense	$7,327	$212,203

	For the six-month period ended August 31,
	2007	2006
General and administrative	$13,237	$1,948
Compensation to executive officers	-	113,720
Interest expense to related parties	-	307,355
Total stock and warrant based compensation expense	$13,237	$423,023

As of August 31, 2007, unrecognized compensation expense related to the unvested portion of the Company’s stock-based awards and employee stock purchase plan was approximately $49,000, which is expected to be recognized over a period ranging from 2.0 to 3.0 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of equity instruments that have no vesting restrictions and are fully transferable. Valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life, and the expected stock price volatility.  The fair value of restricted common shares granted under during the first six months of fiscal 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

	For the six month period ended August 31,
	2007	2006
Weighted average risk-free interest rate	6.5%	6.5%
Expected life (in years)	2.00 – 3.00	1.58-3.33
Expected stock volatility	360%	235-323%
Dividend yield	None	None

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(UNAUDITED)

Recent Accounting Pronouncements

In February 2007, the Finacial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of SFAS No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the application of the fair value option and its effect on the Company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the impact the adoption of SFAS No. 157 will have on its results of operations and financial condition.

Reclassifications

Certain amounts in the fiscal 2007 condensed consolidated financial statements have been reclassified to conform to the fiscal 2008 presentations. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

NOTE 2:    INVENTORY

The following is a summary of inventory as of August 31, 2007:

Raw materials	$187,840
Work in progress	136,659
Finished goods	342,040
666,539
Less: reserve for obsolete or slow moving inventory	(243,431)

Net inventories	$423,108

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(UNAUDITED)

Finished goods inventory includes material, labor and manufacturing overhead costs.

NOTE 3:    PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of August 31, 2007:

Tooling	$281,359
Equipment	26,099
Vehicles	10,000
Furniture and fixtures	15,775
Computer equipment	15,124
Leasehold improvements	4,710
353,067
Less: accumulated depreciation	(227,037)

$126,030

Total depreciation expense for the six-month periods ended August 31, 2007 and 2006 was approximately $17,600 and $13,600, respectively.

NOTE 4:    INTANGIBLE ASSETS

The following is a summary of intangible assets as of August 31, 2007:

Redi Chlor brand name and trademark	$16,100
Hand pump	8,000
Patents	14,443
38,543
Less: accumulated amortization	(6,556)

$31,987

The estimated future amortization expense is approximately $1,000 per year.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(UNAUDITED)

NOTE 5:    ACCRUED EXPENSES

Accrued expenses consist of the following as of August 31, 2007:

Accrued legal expenses	$131,220
Accrued accounting fees	194,554
Accrued claim settlements	15,300
Accrued commissions	12,849
Accrual for stock purchase (Continental Technologies)	16,100
$370,023

During April 2006, the Company issued 50,000 common shares to the shareholders of Continental Technologies, Inc. (Continental) with an approximate value of $16,100 for the Redi Chlor brand name and trademark (see Note 4).  As the purchase agreement provides the shareholders of Continental the right to sell the common shares back to the Company, at Continental’s sole option for a period of six months after the restriction period at $0.75 per share, the Company recorded a liability for $16,100.  During October 2007, the Company was notified by Continental that it would exercise its right to sell the common shares back to the Company (see Note 10).

NOTE 6:    LINE OF CREDIT

As of August 31, 2007, the Company has a line of credit agreement, totaling $100,000. The line of credit bears interest at the lending institutions’ index rate (9.25% at August 31, 2007) plus two percent and is due June 1, 2008. As of August 31, 2007, the Company has borrowed $80,000 against the line of credit. The line of credit agreement does not include any limitations on borrowings or any restrictive debt covenants.

NOTE 7:    NOTE PAYABLE TO FINANCIAL INSTITUTION

During October 2006, the Company entered into a three-year term loan. The term loan bears interest at 6.5%, payable monthly, with the principal balance not repayable until September 2009.  The term loan is secured by the Company’s airplane and restricted cash.  In August 2007, the Company borrowed $75,000 from the TAM Trust to partially pay down the Company’s term loan (see Note 8). The reduction in the loan released $75,000 in funds being used as additional collateral.  As of August 31, 2007, the outstanding balance on the term loan was $61,413.  Prior to August 31, 2007, the Company committed to a plan to sell the airplane and therefore has classified this as an asset held for sale. As the Company expects to dispose of this asset within the next twelve months and use the proceeds to pay off this term loan, it is classified as a current liability on the accompanying condensed consolidated balance sheet.

In September 2007, the Company refinanced the remaining balance of the term loan (see Note 10).

NOTE 8:    NOTES PAYABLE TO RELATED PARTIES

During March 2007, the Company borrowed $100,000 from the TAM Trust, a related entity, to fund development of its new products.

In August 2007, the Company borrowed an additional $75,000 from the TAM Trust. The borrowed funds were used to partially pay down the Company’s note payable to a financial institution (see Note 7).  The total advances year-to-date of $175,000 was subsequently reduced to approximately $96,900 with the restructuring of the airplane loan (see Note 10).

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2007
(UNAUDITED)

NOTE 9:    CAPITAL STRUCTURE

Common Stock

During the three-month period ended August 31, 2007, the Company issued 61,548 restricted shares of common stock to a debt holder with an approximate total value of $22,800.

During the three-month period ended August 31, 2007, the Company issued 42,500 restricted shares of common stock to employees/consultants for services with an approximate total value of $21,000.

NOTE 10:  CLAIM SETTLEMENT

In May 2007, the Company settled a legal dispute for a total cash payment to the Company in the amount of $168,000.  Neither party admitted liability and all parties released all claims with respect to each other.  The cash payment was recorded as a component of “Other income (expense)” in the accompanying condensed consolidated statement of operations for the six month period ended August 31, 2007.

NOTE 11:    SUBSEQUENT EVENTS

In September 2007, the Company restructured the note payable to a financial institution and released $75,000 of the balance of restricted cash being held as collateral.  The Company utilized the funds from the new loan to repay approximately $78,100 to the TAM Trust.  The balance on the $175,000 advanced by the TAM Trust was reduced to approximately $96,900. The new airplane loan is for $139,500 and bears interest at 7.375%, payable in monthly installments of $1,020, with a portion of the principal being paid with each installment and any remaining unpaid principal balance not repayable until September 2032.

During October 2007, the Company was notified by Continental that it would exercise its right to sell the common shares back to the Company (see Note 5).  The Company will record the repurchase of the common shares during the third quarter of fiscal year ending February 28, 2008.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of the Company and its subsidiary for the three and six-month periods ended August 31, 2007 and 2006. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the fiscal year ended February 28, 2007. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

As of August 31, 2007, the TAM Irrevocable Trust (TAM Trust), one of our principal shareholders, has loaned the Company funds to finance Company operations, with an outstanding balance of $474,175 at 10% simple interest, repayable after March 1, 2011. Accrued interest due to the TAM Trust amounted to $265,127 as of August 31, 2007. The Company believes that despite the increase in sales experienced during the fiscal years ended February 28, 2006 and 2007 and the six-month period ended August 31, 2007, additional funding may still be required from the TAM Trust or other shareholders. During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding. As of August 31, 2007, the TAM Trust has advanced the Company $175,000.  These advances were subsequently reduced to approximately $96,900 with the restructuring of the airplane loan in September 2007.

Organization

Our company is presently comprised of Seychelle Environmental Technologies, Inc., a Nevada corporation, with one subsidiary, Seychelle Water Technologies, Inc., also a Nevada corporation (collectively, the Company or Seychelle). We use the trade name "Seychelle Water Filtration Products, Inc." in our commercial operations.

(b) Business of Seychelle General

Seychelle designs and manufactures unique, state-of-the-art ionic adsorption micron filters that remove up to 99.99% of all pollutants and contaminants found in any fresh water source. Patents or trade secrets cover all proprietary products. Since human bodies are 75% water, our mission is twofold: First, to help educate everyone to the fact that the quality of water they drink is important and second, to make available low-cost, effective filtration products that will meet the need for safe, great tasting, high quality drinking water.

Seychelle has sold over 2 million portable water filtration bottles throughout the world to customers such as individuals, dealers, distributors and to governments, military, agencies and emergency relief organizations such as the U.S. Marine Corps, the International Red Cross, Eco-Challenge, Kenya Wild Life Service, La Cruz Roja de Mexico and the N.Y. Institute for the Blind. In addition, the Company has donated thousands of portable bottles to church groups and missionaries worldwide.

In 2001, the World Bank placed the value of the world water market at close to $400 billion annually. Bottled water, according to Water Facts, has emerged as the second largest commercial beverage category by volume in the U.S. However, Seychelle products compete in a more limited market: the portable filtration product segment.. Enviroscrub Technology estimated the U.S. household water filtration market, in March 2004 to be $500 million in size, growing at 10 percent annually. Additional information pertaining to the size of the portable water filtration market is not reasonably known to us.

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

Seychelle filters have been tested by independent and government laboratories throughout the world and are approved for sale and distribution in the following countries: United States, Mexico, United Kingdom, Korea, Malaysia, Japan, The Peoples Republic of China, Vietnam, New Zealand, Australia, Brazil, Venezuela, Argentina, South Africa, and Pakistan. In the United States, Seychelle filters have been certified by California and Florida approved independent laboratories implementing Environmental Protection Agency, American National Standards Institute, and National Sanitation Foundation protocol, procedures, standards and methodology. Additionally, we offer a test pack for potential customers that include the test results from selected countries. In addition, results from the United States, United Kingdom and South Africa are displayed on our Website: www.seychelle.com. To our knowledge, no other water filtration system can achieve this level of removal of up to 99.99% of all known pollutants and contaminants most commonly found in fresh drinking water supplies in the four major areas of concern. The benefit of such filtration can save lives worldwide as awareness of Seychelle’s product line increases and is used.
.

Principal Portable Products or Services and their Markets

Current Products

Seychelle has a varied line of portable filters for people on the go. They include Flip Top’s and varied military style canteens - regular or with advanced filters (for further bacteria control). Sizes are from 18 ounce to 30 ounce, and provide up to 100 gallons of pure drinking water from any fresh water source, running or stagnant (such as rivers, lakes, ponds, streams and puddles).

The current portable products include: Flip-Top bottle, Canteen, Pure Water Pump, Bottoms-Up bottles, Emergency bottle, In-Line filter, Pure Water Bag, Pump N’ Pure, Pure Water Straw, Emergency Survival Pack, Water Pitcher and Replacement Filters.

New Products

We have re-engineered the Flip Top bottle to eliminate parts, reduce costs, provide a more streamlined look, and add a disinfectant capability. Additionally, the In-Line Filter is being changed to provide greater filter media, and meet field conditions that require a longer, narrower design.  The new Emergency Survival Pack meets the essential needs, including food, for one person to survive for three days during any kind of a disaster.

We signed an exclusive license agreement with Gary Hess (the License Agreement), doing business as Aqua Gear USA on June 6, 2002 for a product known as the "Hand Held Pump Technology." We licensed all proprietary rights associated with this technology. We pay a 2% royalty on our gross sales for the technology during the term of the License Agreement. The License Agreement was for an initial term of five years was renewed with four successive five-year renewals remaining. This offers us an additional proprietary product in the portable filtration industry. We believe that this License Agreement compliments our current product line. As of the date of this filing, this technology, which was completed in 2005, has resulted in a product called Pump N’ Pure which allows the user to draw filtered water from virtually any container or location. The Company continues to believe that the product will be viable in developing countries, as an emergency preparedness product, and for families where cost is a prime consideration. The Company commenced marketing the Hand Held Pump as part of its Aqua Gear product line in the U.S. sporting goods industry in fiscal 2008. As of the date of this filing, approximately $18,000 in royalties has been paid to date under this License Agreement.

During July 2006 the Company signed a second exclusive license agreement (the Second Agreement) with Gary Hess, doing business as Aqua Gear USA. We will pay a 2% royalty on net sales for this technology up to $120,000 and 1% thereafter.  This agreement included the issuing of 100,000 warrants to Gary Hess that is being amortized over three years.  The Second Agreement shall continue indefinitely unless terminated due to a default or breach of the agreement. This affords the Company additional patent protection (patent # 6,136,188) and ownership of the trademark Aqua Gear. Products affected include all Aqua Gear trademarked filter bottles sold in the product line.

During April 2006, the Company issued 50,000 shares of common stock to the shareholders of Continental Technologies, Inc. (Continental) with an approximate value of $16,100 for the Redi Chlor brand name, trademark and the use of the EPA Registration Number 55304-4-7126. As of the date of this filing, the Company has commenced selling the Redi Chlor brand name water chlorine tablets to consumers, dealers, distributors and manufacturers. Each tablet disinfects five gallons of source water. Under the agreement, the Company further agreed to remit to Continental a 10% commission on net sales, as defined, of the existing product and 10% on any product sold by Continental for us to their existing or new customers at our original equipment manufacturer (OEM) prices. The agreement is of the life of Seychelle. Through August 31, 2007, $2,250 has been paid in royalties.

During July 2007, the Company received approval from the U.S Food and Drug Administration to import certain of the Company’s emergency preparedness products. As of the date of this filing, the Company has sold approximately 400 units to its customers.

Manufacturing

The Company has determined that we will be able to produce some of our product components in China at a lower cost than in the U.S. while maintaining equivalent quality standards. Our proprietary filter will continue to be manufactured in the U.S. The final assembly of our products is completed at our facility in San Juan Capistrano, California.

On September 1, 2005, we signed an exclusive agreement with Huanghua Seychelle Plastic Co., Ltd to manufacture component parts.

Sales Channels

Sales channels to be pursued will include: Retail, Military, Government, ,Non-Governmental Agencies (NGO)’s, Foundations, Multi-Level Marketing, International, OEM and Joint Ventures.

During August 2006, the Company signed an Agreement, in the U.S., with Food For Health, Inc. a manufacturer and marketer of nutritional food and vitamin products based in Orem, Utah, to sell certain water filtration products under the Aqua Gear brand name to a variety of their customers, including big-box stores in the U.S. and Canada. To date, Food For Health, Inc. has ordered 100,000 bottles. During the three and six-month periods ended August 31, 2007, total sales to Food for Health approximated $NIL and $157,000 respectively. As of August 31, 2007, Food For Health, Inc. has approximately 23,000 bottles on back order, with an estimated sales value of approximately $167,000.

On April 1, 2007, the exclusivity clause in the Food For Health Distribution Agreement expired.

In June, 2007, the Company entered into a Joint Venture Agreement with H2O Age (www.H2O Age.com) to represent its portable water filtration products to certain customers in several specific distribution channels, retail, multi-national corporations, foundations, sports, governmental agencies and the military.

To date, H2O Age, using their direct contacts and advisors, has presented Seychelles’ products to over 70 potential customers. Based upon this activity, we have several potential large orders pending as follows; a major retailer taking in our Emergency Survival Pack and 30oz portable bottle; a major airline considering the product for all of their in-flight and ground personnel to replace bottled water; several major foundations interested in portable filtration bottles for developing countries in Africa; and several state agencies interested in portable bottles for disaster preparedness as well as for police, fire, medical and National Guard use.

We anticipate that orders from these contacts and others, reflective of H2O Ages’ activity in the marketplace, will begin during the last two quarters of the current fiscal year

We will also continue to promote our products and technologies to retailers, foundations, NGO’s and non-profit organizations such as the Red Cross, the U.S. and international militaries, missionaries, charitable and fund-raising groups and other philanthropic organizations.

Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

Our summary historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three and six-months ended August 31, 2007 and 2006 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three-month period ended August 31, 2007 compared to the corresponding period in 2006

Selected Financial Data	2007	2006	Year over year change	%

Sales	$150,375	$219,024	$(68,649)	(31)
Cost of sales	$88,130	$108,739	$(20,609)	(19)
Gross profit	$62,245	$110,285	$(48,040)	(44)
Gross profit percentage	41%	50%	(9)%	-
General and administrative expenses	$235,561	$170,841	$64,720	38
Compensation to executive officers	$14,000	$56,860	$(42,860)	(75)
Interest expense to related parties	$21,683	$153,395	$(131,712)	(86)
Net loss	$(225,483)	$(283,782)	$58,299	(21)

Sales. The decrease in sales is attributable to a decrease in sales to Wellness Enterprises during the quarter.  Sales to Wellness Enterprises during the three-month period ended August 31, 2007 approximated $1,000 compared to $91,000 in sales for the three-month period ended August 31, 2006.  This substantial decrease in sales to Wellness Enterprises was partially offset by increased sales with six other customers.  Approximately 10,500 bottles were sold during the three-month period ended August 31, 2007 at an average price of $7.81 per bottle compared to the previous year in which approximately 20,500 bottles were sold at an average price of $7.00.  In addition to the increase in the average sales price per bottle during the three-months ended August 31, 2007, the Company  expanded its products mix to include sales of emergency survival packs in the amount of approximately $21,900, replacement filters of $15,100, chlorine tablets of $15,000, canteens of $4,300, water pitchers of $4,200 and straws of $2,400.  The increase in average sales price per bottle is primarily due to the Company’s reduction in sales to Wellness Enterprises during the three-month period ended August 31, 2007 as such sales were at reduced prices due to volume discounts. This trend in increased sales in the product mix of non-bottle products is expected to continue.

Cost of sales and gross profit percentage. The decrease in cost of sales is primarily due to decreased sales.  As a percentage of sales, the gross profit percentage decreased from 50% to 41% due to the Company writing off approximately $40,000 in raw material components which are no longer being utilized in the production process,  an increase in freight costs of 5.52% and an  increase is freight charges due to a higher quantity of product shipped from China as well as additional charges for the exporting company that Seychelle now pays.  These increases were offset by a reduction in raw material costs.  Overall, the average cost per bottle decreased from $3.44 to $2.79.  This trend in increased sales in the product mix of non-bottle products is expected to continue.

General and administrative expenses. The increase in general and administrative expenses was primarily due to an increase in accounting fees of $77,500, which was partially offset by a decrease in legal fees of $14,000.

Compensation to executive officers.  The decrease in compensation to executive officers for the three-month period ended August 31, 2007, compared to the three-month period ended August 31, 2006, is due to the end of the vesting period (December 1, 2006) for all grants of Company stock and warrants issued to Messrs. Parsons and Place.  This decrease in compensation was partially offset by the Company paying a monthly stipend, commencing October 2006 of $2,500 to Messrs. Parsons and Place.  The stipend to Messer. Place was reduced to $750 during July 2007 (total stipends paid during the three-month period ended August 31, 2007 were $11,500).

Interest expense to related parties. The decrease in interest expense for the three-month period ended August 31, 2007, compared to the three-month period ended August 31, 2006, is due to the end of the vesting period (December 1, 2006) for all grants of common stock and warrants issued to the TAM Trust.  This decrease is partially offset by the Company commencing to pay a monthly monitoring fee of $5,000 to Pacific Financial, a related party, and to the increase in interest to the TAM Trust due to the $100,000 additional advance during March 2007.

Net loss. Net loss for the three-month period ended August 31, 2007 of $225,483 compared to a net loss of $283,782 for the three-month period ended August 31, 2006.  This was primarily due to interest expense to related parties decreasing to a larger extent ($131,712) for shares of common stock issued to the TAM Trust (in the three-month period ended August 31, 2006) than the general and administrative increased by ($64,720) for the three-moonth period ended August 31, 2007.

Six-month period ended August 31, 2007 compared to the corresponding period in 2006
Selected Financial Data	2007	2006	Year over year change	%

Sales	$561,346	$388,899	$172,447	44
Cost of sales	$268,723	$220,132	$48,591	22
Gross profit	$292,623	$168,767	$123,856	73
Gross profit percentage	52%	43%	9%	-
General and administrative expenses	$440,664	$318,287	$122,377	38
Compensation to executive officers	$31,500	$113,720	$82,220	72
Interest expense to related parties	$43,366	$307,355	$(263,989)	(86)
Net loss	$(88,665)	$(600,598)	$511,933	(85)
Net cash used in operating activities	$(35,795)	$(111,681)	$75,886	68
Net cash provided (used in) investing activities	$60,445	$(25,378)	$85,823	338
Net cash provided (used in) financing activities	$100,000	$(50,225)	$150,225	299

Sales. Sales increased primarily due to sales to Food for Health, Wellness Enterprises, and Advanced Filtration during the six-month period ended August 31, 2007 in comparison to the previous fiscal year’s first six months.   The number of bottles sold increased from 34,121 to 64,733, while the average price per bottle decreased from $7.24 to $6.82. Sales of bottles totaled approximately $467,000, while sales of other products during the six-month period ended August 30, 2007 totaled approximately $70,000, including the new emergency survival pack, replacement filters and canteens. Going forward, we anticipate continued increases in the sales of non-bottle products. There were no similar sales of non-bottle products during the six-month period ended August 31, 2006.

Cost of sales and gross profit.  The increase in cost of sales is primarily due to increased sales.  As a percentage of sales, the gross profit percentage increased from 43% to 52% due to a change in the pricing of bottles combined with a change in production costs.   As previously noted, the average sales price per bottle decreased while  the average cost per bottle decreased from $3.42 to $2.68 for the six-month periods. The decrease in production costs was primarily due to a decrease in raw material costs.

General and administrative expenses. The increase in general and administrative expenses is due to the following: (1) accounting expenses increased by approximately $119,800 (2) wages and salaries increased $15,400 due to an internal accountant being hired full time in June 2006 (3) depreciation increased by $4,000 due to an increase in fixed assets (4) insurance expense increased by $2,900 due to an increase in employee insurance coverage and higher rates for workman’s compensation insurance (5) outside services increased by $13,600 which is primarily due to stock-based compensation to consultants and monthly services provided by a computer company (6) rent increased by $3,700 due to an increase in CAM expenses and  (7) miscellaneous office expenses decreased by $18,800.

Compensation to executive officers. The decrease in compensation to executive officers for the six-month period ended August 31, 2007, compared to the six-month period ended August 31, 2006, is due to the end of the vesting period (December 1, 2006) for all grants of Company stock and warrants issued to Messrs. Parsons and Place.  This decrease in compensation was partially offset by the Company paying a monthly stipend, commencing October 2006 of $2,500 to Messrs. Parsons and Place.  The stipend to Messer. Place was reduced to $750 during July 2007 (total stipends paid during the six-month period ended August 31, 2007 were $31,500).

Interest expense to related parties.  The decrease in interest expense for the six-month period ended August 31, 2007, compared to the six-month period ended August 31, 2006, is due to the end of the vesting period (December 1, 2006) for all grants of common stock and warrants issued to the TAM Trust.  This decrease is partially offset by the Company commencing to pay a monthly monitoring fee of $5,000 to Pacific Financial, a related party, and to the increase in interest to the TAM Trust due to the $100,000 additional advance.

Net loss.  There was a net loss of $88,665 for the six-month period ended August 31, 2007 compared to a net loss of $600,598 for the six-month period ended August 31, 2006.  The loss was significantly higher in the previous year primarily attributable to approximately $307,400 in financing costs with the TAM Trust and approximately $113,700 in amortization of officer compensation.  The decrease in net loss for the six-month period ended August 31, 2007, was additionally reduced due to the increase of approximately $123,600 in gross profit from sales and the receipt of $168,000 in  May 2007 when we settled a legal dispute in which either party admitted liability. All parties released all claims with respect to each other.   These items were partially offset by an increase of approximately $122.400 in general and administrative expenses.

Liquidity and Capital Resources

Net cash used in operating activities. During the six-month period ended August 31, 2007, the Company funded its operations primarily through the utilization of customer deposits to purchase raw material and other production costs and proceeds received from the TAM Trust while in the prior fiscal year, the Company primarily funded its operations by the sale of restricted common stock.  During the six-month period ended August 31, 2007, the net loss of approximately $88,700 was offset by approximately $52,300 non-cash expenditures.  These non-cash expenses relate primarily to approximately $13,400 in financing costs, the amortization of approximately $13,200 in stock-based compensation and depreciation and amortization of approximately $18,100.

Net cash used in investing activities. The 2007 increase in cash provided by investing activities was primarily due to the release of $75,000 of restricted cash used as collateral for the airplane.  This increase in cash was partially offset by the Company incurring approximately $12,700 in capital expenditures to prepare for its new products.

Net cash provided by financing activities. The 2007 increase in cash provided by financing activities was due to the additional advance of $100,000 by the TAM Trust.

Our principal sources of liquidity have historically been funds generated from operating activities and borrowings from the TAM Trust, one of our principal shareholders. As of August 31, 2007, the TAM Trust has loaned the Company $464,175 at 10% simple interest, repayable after March 1, 2011.  The Company believes that despite the increase in sales experienced during the fiscal years ended February 28, 2006 and 2007 and the six-month period ended August 31, 2007, additional funding may still be required from the TAM Trust or other shareholders. During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding. As of  August 31, 2007, the TAM Trust has advanced the Company $175,000.  This amount was subsequently reduced to approximately $96,900 with the restructuring of the airplane loan in September 2007.

As of August 31, 2007, the Company had $161,373 in cash and $20,000 available borrowing under its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. The Company believes it has liquidity and committed funds to meet its operating needs through the balance of fiscal 2008.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In accordance with the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was carried out by the Company’s President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the quarter ended August 31, 2007. For the quarter ended August 31, 2007, management has concluded that the Company’s disclosure controls are still not effective. Management has continued the process of formal remediation and hopes to soon conclude that the Company’s disclosure controls are effective.

Changes in Internal Controls

We previously reported in Item 8A- "Controls and Procedures" in our annual report on Form 10-KSB for the year ended February 28, 2007, and on Form 10-QSB for the fiscal quarter ended May 31, 2007 material weaknesses in internal controls. The Company’s accountant, hired last year, is doing a more precise job of processing sales and production requests than that what occurred prior to being hired. This was further enhanced with approvals by senior management. We are supplementing this with additional reviews and analysis by senior management and an outside accounting firm.  During the quarter ending August 31, 2007, we refined the review process by further strengthening our disclosure controls and procedures for financial data to ensure accuracy.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As of August 31, 2007, we know of no legal proceedings pending or threatened or judgments entered against the Company or any of our directors or officers in his or her capacity as such.

ITEM 2.   CHANGES IN SECURITIES

During the three-month period ended August 31, 2007, the Company issued an aggregate of 61,548 restricted shares of common stock to one debt holder with an approximate total value of $$22,773 and 42,500 restricted shares to employees/consultants with an approximate total value of $17,000.  A summary of such issuances follows:

	Common Stock
Issued to	Shares	Estimated price per share
Carrie Garcia	10,000	$0.40
Alexis Mayden	10,000	$0.40
Joaquin Sierra	10,000	$0.40
Arturo Villafuerte	10,000	$0.40
Grace Wiles	2,500	$0.40

During the three-month period ended August 31, 2007, the Company issued an aggregate of 61,548 restricted shares of common stock to one debt holder with an approximate total value of $22,773.

	Common Stock
Issued to	Shares	Estimated price per share
Wong Johnson & Associates	61,548	$0.37

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

There have been no further issuances of securities through the date of this filing.

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

Seychelle Environmental Technologies, Inc.

Date: November 20, 2007	By:	/s/ Carl Palmer
Director, Chief Executive Officer and President

Date: November 20, 2007	By:	/s/ Jim Place
Director and Chief Financial Officer and Chief Operating Officer