Form 10QSB/A
period 2007-08-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2007-11-27
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
FORM 10-QSB/A

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ending August 31, 2007

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

FORM 10-QSB/A
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

NOTE 10:  CLAIM SETTLEMENT

In May 2007, the Company settled a legal dispute for a total cash payment to the Company in the amount of $168,000.  This was a matter involving the potential infringement of proprietary rights of the Company. No litigation was involved and the settlement was informally negotiated. Neither party admitted liability and all parties released all claims with respect to each other.  The cash payment was recorded as a component of “Other income (expense)” in the accompanying condensed consolidated statement of operations for the six month period ended August 31, 2007 because the payment did not involve the current sales of the Company’s products and was not considered a normal cost of operating our business.

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

.
Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Forward-Looking Statements

Certain statements contained herein are “forward-looking” statements.  Forward-looking statements include statements which are predictive in nature; which depend upon or refer to future events or conditions; or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, or variations or negatives thereof or by similar or comparable words or phrases. In addition, any statement concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions that may be provided by management are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company; and economic and market factors in the countries in which the Company does business, among other things. These statements are not guarantees of future performance, and the Company has no specific intentions to update these statements. Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors including, among others:

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In accordance with the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was carried out by the Company’s President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the quarter ended August 31, 2007. For the quarter ended August 31, 2007, management has concluded that the Company’s disclosure controls are still not effective.   The Company still does not employ the proper compliment of accounting resources.  Substantial third party assistance is needed to comply with the quarterly reporting requirements of being a publicly traded company and numerous revisions to our quarterly reports on Form 10-QSB have been required historically.  Additionally, the Company wrote off approximately $40,000 in raw material components in the second quarter, which were no longer being utilized in the production process The Company has recently contracted with a third party consultant that specializes in Sarbanes Oxley 404 compliance  to formally review and upgrade its disclosure controls and procedures. With the help of this consultant, the Company  is commited to be in compliance by the end of February 28, 2008 and believes that it will able to soon conclude that the Company’s disclosure controls are effective.

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

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act OF 1934, the Registrant has duly caused this Amendment Number 1 on Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Seychelle Environmental Technologies, Inc.

Date: November 27, 2007	By:	/s/ Carl Palmer
Director, Chief Executive Officer and President

Date: November 27, 2007	By:	/s/ Jim Place
Director and Chief Financial Officer and Chief Operating Officer