Form 10QSB
period 2007-11-30
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2008-01-14
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ending November 30, 2007

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

Check whether the registrant filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [ X ]

State the number of shares outstanding of the Registrant's common stock, as of November 30, 2007 was 25,490,342 and the aggregate market value of shares held by non-affiliates  of the registrant as of the latest practicable date, January 9, 2008 (based upon the closing bid price of such shares as quoted in the Pink Sheets was approximately $3,100,000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

References in this document to "us," "we," “Seychelle,” “SYEV,” or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiary.

FORM 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technology, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS	November 30,2007
CURRENT ASSETS	(unaudited)
Cash	$174,447
Trade receivables, net of allowance for doubtful accounts of $1,700	53,319
Inventories, net	413,419
Prepaid expenses	24,334
Asset held for sale	149,111

Total current assets	814,630

PROPERTY AND EQUIPMENT, NET	115,106

INTANGIBLE ASSETS, NET	27,796

OTHER ASSETS	7,438

Total non-current assets	150,340

TOTAL ASSETS	$964,970

CURRENT LIABILITIES
Accounts payable	$15,758
Accrued expenses	348,167
Line of credit	80,000
Note payable to financial institution	139,205
Accrued interest due to related parties	274,199
Customer deposits	82,040

Total current liabilities	939,369

Note payable to related party	396,088

Total long-term liabilities	396,088

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock $.001 par value - 50,000,000 shares authorized; 25,490,342 issued and outstanding	25,490
Additional paid-in capital	6,222,640
Accumulated deficit	(6,618,617)

Total stockholders' deficit	(370,487)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$964,970

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three-Month Periods Ended November 30,
	2007	2006

SALES	$178,023	$295,313

COST OF SALES	64,454	116,999

Gross profit	113,569	178,314

OPERATING EXPENSES
Selling	26,654	45,161
General and administrative	167,824	153,521
Compensation to executive officers	8,125	13,208

Total expenses	202,603	211,890

INCOME (LOSS) FROM OPERATIONS	(89,034)	(33,576)

OTHER INCOME (EXPENSE)
Interest income	2,102	4,022
Interest expense related parties	(21,573)	(284,430)
Interest expense – others	(5,565)
Miscellaneous expense	(239)	(2,714)

Total other income (expense)	(25,275)	(283,122)

NET INCOME (LOSS)	$(114,309)	$(316,698)

BASIC AND DILUTED EARNING (LOSS) PER SHARE	(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES: BASIC AND DILUTED	25,435,804	22,810,836

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(CONTINUED)

	For The Nine-Month Periods Ended November 30,
	2007	2006

SALES	$725,656	$684,212

COST OF SALES	344,929	337,132

Gross profit	380,727	347,080

OPERATING EXPENSES
Selling	51,377	81,957
General and administrative	578,328	473,408
Compensation to executive officers	39,625	126,928

Total expenses	669,330	682,293

LOSS FROM OPERATIONS	(288,603)	(335,213)

OTHER INCOME (EXPENSE)
Interest income	7,293	13,166
Interest expense – related parties	(65,747)	(595,250)
Interest expense – others	(18,812)
Claim settlement	168,000	-
Miscellaneous expense	(4,202)	-

Total other income (expense)	86,532	(582,084)

NET LOSS	$(202,071)	$(917,297)

BASIC AND DILUTED LOSS PER SHARE	(0.00)	(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES: BASIC AND DILUTED	25,288,757	22,642,826

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Nine-Month Periods Ended November 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2007	2006
Net loss	$(202,071)	$(917,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,655	25,158
Stock-based compensation and interest expense	16,070	573,918
Accrued interest due to related parties	22,438	75,763
Contributed executive services	34,670	7,500
Provision for doubtful accounts	1,700	-

Changes in operating assets and liabilities:
Trade receivables	17,855	(47,173)
Inventories	(55,056)	(206,732)
Prepaid expenses and other assets	119,161	(327,593)
Asset held for sale	(11,239)	-
Accounts payable	(27,198)	8,808
Accrued expenses	155,283	131,937
Customer deposits	(202,235)	586,612

Income tax payable		(2,800)

Net cash used in operating activities	(97,967)	(91,899)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	150,000	-
Purchase of property and equipment	(13,147)	(63,209)
Down payment on purchase of airplane	-	(10,000)
Increase in intangible assets	(867)	(2,400)
Insurance proceeds from damaged equipment		2500
Net cash provided by (used in) investing activities	135,986	(73,109)

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)

	For The Nine-Month Period Ended November 30,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	12,750
Proceeds from sale of equipment	-
Proceeds from note payable to financial institution	139,500
Payment of note payable to financial institution	(136,708)
Proceeds from (repayment of) related party notes payable	96,913	(63,975)

Net cash provided by (used in) financing activities	99,705	(51,225)

INCREASE (DECREASE) IN CASH	137,724	(216,233)
Cash, beginning of period	36,723	635,569

Cash, end of period	$174,447	$419,336

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$84,559	$-
Income taxes	$1,600	$-

SUPPLEMENTAL DISCLOSURES OF
NON-CASH INVESTING AND FINANCING ACTIVITIES

Purchase of airplane with debt	$-	$136,413
Stock issued for settlement of debt	$71,057	$165,068
Stock issued for intellectual property	$-	$16,100
Stock issued for services	$1,417	$3,072

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(UNAUDITED)

NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying condensed consolidated unaudited financial statements of Seychelle Environmental Technologies, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended February 28, 2007, and notes thereto included in the Company’s Annual Report on Form 10-KSB, filed with the SEC on August 23, 2007. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of November 30, 2007, and its results of operations for the periods presented. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Presentation
.
The Company has experienced recurring losses from operations and has an accumulated deficit of $6,618,617 as of November 30, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to continue to finance its activities and ultimately generate positive cash flows from operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

In order to continue as a going concern, the Company needs to develop a reliable source of revenue, and achieve a profitable level of operation. During the fiscal year ended February 28, 2007 and the nine-month period ended November 30, 2007, the Company funded its operations primarily through utilization of customer deposits to pay related purchase orders and funds received from a related party (see Note 8). As of November 30, 2007 the Company had released all of its restricted cash and held $174,447 in cash. It had a backlog of $188,000 in unshipped products and $20,000 of available borrowings under its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. Over the next twelve months, management believes that sufficient working capital may be obtained from a combination of revenues and external financing to meet the Company’s liabilities and commitments as they become payable. However, additional funding may still be required from the TAM Irrevocable Trust (TAM Trust), a related entity, or other shareholders. During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding. As of November 30, 2007, $153,100 remained available under this commitment.  As of November 30, 2007, the TAM Trust has extended $670,287 in financing borrowings plus accrued interest to the Company.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(UNAUDITED)

Stock-Based Compensation

As of November 30, 2007, unrecognized compensation expense related to the unvested portion of the Company’s stock-based awards and employee stock purchase plan was approximately $42,000, which is expected to be recognized over a period of 1.5 years.

Effective March 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment", which requires that compensation expense be recognized over the requisite service period based on the fair value of the award at the date of grant. Total stock-based compensation, compensation and interest costs related to stock warrants and restricted stock grants during the three and nine-month periods ended November 30, 2007 and 2006, are allocated as follows:

	For the three-month period ended November 30,
	2007	2006
General and administrative	$6,785	$1,948
Compensation to executive officers	-	61,580
Interest expense to related parties	-	155,410
Total stock and warrant based compensation expense	$6,785	$218,938

	For the nine-month period ended November 30,
	2007	2006
General and administrative	$20,022	$3,896
Compensation to executive officers	-	180,847
Interest expense to related parties	-	466,230
Total stock and warrant based compensation expense	$20,022	$650,973

There were no stock options or warrants issued in the quarter ended November 30, 2007.

The Black-Scholes option valuation model was developed for use in estimating the fair value of equity instruments that have no vesting restrictions and are fully transferable. Valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life, and the expected stock price volatility.  The fair value of restricted common shares granted under during the first nine months of fiscal 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(UNAUDITED)

	For the nine month period ended November 30,
	2007	2006
Weighted average risk-free interest rate	6.5%	6.5%
Expected life (in years)	2.00 – 3.00	1.58-3.33
Expected stock volatility	360%	235-323%
Dividend yield	None	None

Recent Accounting Pronouncements

In December, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Non-Controlling Interests in Consolidated Financial Statements.” SFAS No. 160 changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Seychelle is evaluating the impact the adoption of SFAS No. 160 will have on its results of operations and financial condition, however it is not currently believed that it will have any material effect.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of SFAS No. 115”, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the application of the fair value option and its effect on the Company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the impact the adoption of SFAS No. 157 will have on its results of operations and financial condition.

In June, 2006, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF No. 06-3 clarifies certain disclosure requirements related to how a company reports the sales taxes it collects from customers and remits to governmental authorities. The Company adopted EITF No. 06-3 effective March 1, 2007. Adoption of this pronouncement had no impact on any recorded amounts.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(UNAUDITED)

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition  The Company adopted the provisions of FIN 48 on March 1, 2007. The implementation of FIN 48 did not have a material impact on the Company’s financial statements.

Reclassifications

Certain amounts in the fiscal 2007 condensed consolidated financial statements have been reclassified to conform to the fiscal 2008 presentations. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

NOTE 2:    INVENTORY

The following is a summary of inventory as of November 30, 2007:

Raw materials	$131,665
Work in progress	237,227
Finished goods	278,761
647,653
Less: reserve for obsolete or slow moving inventory	(234,234)

Net inventories	$413,419

 Finished goods inventory includes material, labor and manufacturing overhead costs.

NOTE 3:    PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of November 30, 2007:

Tooling	$280,884
Equipment	26,299
Vehicles	10,000
Furniture and fixtures	15,775
Computer equipment	15,124
Leasehold improvements	4,710
352,792
Less: accumulated depreciation	(237,686)

$115,106

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(UNAUDITED)

Total depreciation expense for the nine-month periods ended November 30, 2007 and 2006 was approximately $32,600 and $24,300, respectively.

NOTE 4:    INTANGIBLE ASSETS

The following is a summary of intangible assets as of November 30, 2007:

Redi Chlor brand name and trademark	$16,100
Hand pump	8,000
Patents	14,702
38,802
Less: accumulated amortization	(11,006)

$27,796

The estimated future amortization expense is approximately $1,000 per year.

NOTE 5:    ACCRUED EXPENSES

Accrued expenses consist of the following as of November 30, 2007:

Accrued legal expenses	$127,413
Accrued accounting and consulting fees	180,404
Accrued commissions	12,849
Accrual for stock purchase (Continental Technologies)	27,500
$348,166

During April 2006, the Company issued 50,000 common shares to the shareholders of Continental Technologies, Inc. (Continental) with an approximate value of $16,100 for the Redi Chlor brand name and trademark (see Note 4).  As the purchase agreement provides the shareholders of Continental the right to sell the common shares back to the Company, at Continental’s sole option for a period of six months after the restriction period at $0.75 per share, the Company recorded a liability for $16,100.  During October 2007, the Company was notified by Continental that it would exercise its right to sell the common shares back to the Company. The Company has made a payment of $10,000 to Continental towards repurchase of shares and has accrued an additional $21,400 for repurchase of shares due to the $16,100 being accrued in a prior period.

NOTE 6:    LINE OF CREDIT

As of November 30, 2007, the Company has a line of credit agreement, totaling $100,000. The line of credit bears interest at the lending institutions’ index rate (9.25% at November 30, 2007) plus two percent and is due June 1, 2008. As of November 30, 2007, the Company has borrowed $80,000 against the line of credit. The line of credit agreement does not include any limitations on borrowings or any restrictive debt covenants.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(UNAUDITED)

NOTE 7:    NOTE PAYABLE TO FINANCIAL INSTITUTION

In September 2007, the Company obtained $139,500 in new financing, at substantially different terms, from a second financial institution.  These funds were used to repay $61,413 balance of the original note, and to repay $78,087 of note payable to TAM Trust. The new financing is collaterized by the Company’s airplane and does not restrict use of the Company’s cash. It bears interest at fixed rate at 7.375% and is fully amortizing in 25 years without any prepayment penalty.  The note payable matures on September 5, 2032.

Prior to November 30, 2007, the Company committed to a plan to sell the airplane and therefore has classified this as an asset held for sale. As the Company expects to dispose of this asset within the next twelve months and use the proceeds to pay off this term loan, it is classified as a current liability on the accompanying condensed consolidated balance sheet.

Prior to September 2007, the Company had a three-year term loan bearing interest at 6.5%, payable monthly, with the principal balance not due until September 2009.  This term loan was secured by the Company’s airplane and restricted cash.

NOTE 8:    NOTES PAYABLE TO RELATED PARTIES

During March 2007, the Company borrowed $100,000 from the TAM Trust, a related entity, to fund development of its new products.

In August 2007, the Company borrowed an additional $75,000 from the TAM Trust. The borrowed funds were used to partially pay down the Company’s then outstanding three-year term loan to a financial institution (see Note 7).

In September 2007, the Company utilized the funds from the new loan from a financial institution (see Note 7) to repay $78,087 of the note payable to TAM Trust.  The balance on the $175,000 advanced by the TAM Trust was subsequently reduced to approximately $96,900.   As of November 30, 2007, the balance of the note payable to related party consists of borrowings of $396,088 and accrued interest of $274,199.

NOTE 9:    CAPITAL STRUCTURE

Common Stock

During the three months and nine months ended November 30, 2007, the Company issued 133,498, and 255,946 restricted shares of common stock, respectively, to a vendor with an approximate total value of $46,167 and $90,255, respectively, in lieu of payment for services rendered.

During the three months and nine months ended November 30, 2007, the Company issued  41,000 and 83,500 restricted shares of common stock to employees with an approximate total value of $15,170 and $32,170, respectively. The Company has recognized the value of these shares as compensation expense during the period they were issued.

In October 2007, the Company was notified by Continental that it would exercise its right to sell the 50,000 common shares previously issued to them back to the Company (see Note 5).  The Company has recorded an additional $21,400 of accrued obligations for payment to Continental for buying back it shares at $0.75 per share.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(UNAUDITED)

NOTE 10:  CLAIM SETTLEMENT

In May 2007, the Company settled a legal dispute for a total cash payment to the Company in the amount of $168,000.  This was a matter involving the potential infringement of proprietary rights of the Company. No litigation was involved and the settlement was informally negotiated. Neither party admitted liability and all parties released all claims with respect to each other.  The cash payment was recorded as a component of “Other income (expense)” in the accompanying condensed consolidated statement of operations for the nine month period ended November 30, 2007 because the payment did not involve the current sales of the Company’s products and was not considered a normal cost of operating our business.

NOTE 11:    SUBSEQUENT EVENTS

In December 2007, the Board of Directors extended the expiration period for certain Officers and the Tam Irrevocable Trust of warrants issued on March 29, 2005 and on July 27, 2005 from December 1, 2008 to December 1, 2010.  These warrants are redeemable in an equal number of shares of restricted common stock, and are valued at $0.225 per share.

In December 2007, the Board of Directors granted warrants to two officers for expanded management services performed on behalf of the Company.  For services rendered during the past year, one officer received 250,000 warrants and the second officer received 100,000 warrants redeemable into restricted shares of the Company’s common stock at a purchase price of $.19 per share, which was also the Company’s market price per share on the date of the grant.

In December 2007, the Board of Directors granted 250,000 warrants to the TAM Trust for interest that are redeemable into restricted shares of the Company’s common stock at a purchase price of $.19 per share, which was the Company’s market price per share on the date of the grant.

These transactions did not impact the results for the third quarter of fiscal 2008.  The Company is currently analyzing the impact of these transaction on future periods.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of the Company and its subsidiary for the three and nine-month periods ended November 30, 2007 and 2006. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the fiscal year ended February 28, 2007. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

Risk Factors Related to Our Business

THE OWNERSHIP AND INVESTMENT IN OUR SECURITIES INVOLVES SUBSTANTIAL RISKS. OUR COMMON SHARES SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THESE RISKS RELATING TO OUR COMPANY.

Lack of Successful Operating History . Our Company was formed on January 23, 1998 and acquired the operations of a company that had been in existence since 1995. Since beginning operations, we initially sold water filtration products to a number of customers then during March 2001 entered into a sales marketing agreement with Nikken Global, Inc. and Kenko World, two affiliated multi-level marketing companies (collectively “Nikken”). This agreement allowed Nikken, the exclusive rights to distribute our products and technology for a period of ten years, commencing March 1, 2001. During the period of the agreement, the Company continued to promote its products and technologies to non-profit organizations, such as the Red Cross, the U.S. and international militaries, missionaries, charitable and fund-raising groups and other philanthropic organizations, which do not sell to distributors or resell to customers. During the fiscal year ending February 28, 2002, the Company decided to terminate its agreement with Nikken. The Company has continued to expand its product lines, since the Nikken business ended, but have not generated enough revenue to support operations. This has required us to seek both investor capital and financing to buy the time required by new management to reverse the downward trend. Recent sales activity for the fiscal year ended February 28, 2007 and the nine-month period ended November 30, 2007 has expanded suggesting a positive change in direction with the new management. Still, we have limited financial results upon which you may judge our potential. The Company is not engaged in enough consistent business activity over a sustained period of time to be said to have a successful operating history. We have experienced in the past and may experience in the future under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business. These include:

-
operating as a public entity, incurring non-cost of sales expenses such as accounting, auditing, financial reporting and compliance, legal and maintaining full compliance of a regulated reporting status, including continuing Sarbanes-Oxley requirements.

-	unplanned delays and expenses related to research, development and testing of our new products
-	production and marketing problems that may be encountered in connection with our existing products and technologies,
-	competition from larger and more established companies, and
-	under-capitalization to challenge the lack of market acceptance of our new products and technologies.

Limited Profitability. To date, we have incurred significant losses.  For the year ended February 28, 2006, our revenue was $751,844 versus $341,106 for the prior fiscal year ended February 28, 2005. This increase was due primarily to sales with three customers. Net losses for the year ended February 28, 2006 of $932,456 were greater than in the prior year ended February 28, 2005 of $250,423 due to $274K in accounting and legal fees to assist in the audit and preparation of the Form 10 and other SEC filings, $272K in financing costs with the TAM Trust, the primary lender, the amortization of $201K in officer stock compensation who received no salaries, the Company’s inventory reserve adjustment of $79K for the countertop product and an impairment charge of $104K for the discontinuance of the Enviro(3)Care technology were the primary reasons for the result. Going forward, the Company has a policy of not projecting sales and profits due to:

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

Delays in the Development of New Products . We have a limited product line, and the development of some of our technologies has taken longer than anticipated and could be additionally delayed. Therefore, there can be no assurance of timely completion and introduction of improved products on a cost-effective basis, or that such products, if introduced, will achieve market acceptance such that, in combination with existing products, they will sustain us or allow us to achieve profitable operations.

Dependence Upon Technology. We are operating in a business that requires extensive and continuing research, development and testing efforts. There can be no assurance that new products will not render our products obsolete or non-competitive at some time in the future.

Protection of Technology. A successful challenge to the ownership of our technology could materially damage our business prospects. We rely principally on trade secrets as well as trade secret laws, two patents, two trademarks, copyrights, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have two U.S. patents issued and a license on two patents. Any issued patent may be challenged and invalidated. Patents may not be issued from any of our future applications. Any claims allowed from existing or future pending patents may not be of sufficient scope or strength to provide significant protection for our products. Patents may not be issued in all countries where our products can be sold so as to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our patents or the patents that we license.

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

Dependence on One or a Few Customers.  As of November 30, 2007, two customers (Food for Health and Wellness Enterprises) individually account for greater than 10 percent of total sales. In addition two other customers (Healthy Directions and Advanced Filtration) individually account for approximately 5% of total sales.  Management believes that if the targeted revenues are not achieved within their current marketing and distribution agreements, the revenues can be replaced through the sale of filters and related products to other direct marketing companies. However, there can be no assurance that this will occur which could result in an adverse effect on the Company’s financial condition or results of operations in the future.

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

As of November 30, 2007, the TAM Irrevocable Trust (TAM Trust), one of our principal shareholders, has loaned the Company funds to finance Company operations, with an outstanding balance of $396,088 at 10% simple interest, repayable after March 1, 2011. Accrued interest due to the TAM Trust amounted to $274,199 as of November 30, 2007. The Company believes that despite the increase in sales experienced during the fiscal years ended February 28, 2006 and 2007 and the nine-month period ended November 30, 2007, additional funding may still be required from the TAM Trust or other shareholders. During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding. As of September, 2007, the TAM Trust has advanced the Company $175,000 which was subsequently reduced to approximately $96,900 with the restructuring of the airplane loan in September 2007.

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

We signed an exclusive license agreement with Gary Hess (the License Agreement), doing business as Aqua Gear USA on June 6, 2002 for a product known as the "Hand Held Pump Technology." We licensed all proprietary rights associated with this technology. We pay a 2% royalty on our gross sales for the technology during the term of the License Agreement. The License Agreement was for an initial term of five years and was renewed with four successive five-year renewals remaining. This offers us an additional proprietary product in the portable filtration industry. We believe that this License Agreement compliments our current product line. As of the date of this filing, this technology, which was completed in 2005, has resulted in a product called Pump N’ Pure which allows the user to draw filtered water from virtually any container or location. The Company continues to believe that the product will be viable in developing countries, as an emergency preparedness product, and for families where cost is a prime consideration. The Company commenced marketing the Hand Held Pump as part of its Aqua Gear product line in the U.S. sporting goods industry in fiscal 2008. As of the date of this filing, approximately $18,000 in royalties has been paid to date under this License Agreement.

During July 2006, the Company signed a second exclusive license agreement (the Second Agreement) with Gary Hess, doing business as Aqua Gear USA. We will pay a 2% royalty on net sales for this technology up to $120,000 and 1% thereafter.  This agreement included the issuing of 100,000 warrants to Gary Hess that is being amortized over three years.  The Second Agreement shall continue indefinitely unless terminated due to a default or breach of the agreement. This affords the Company additional patent protection (patent # 6,136,188) and ownership of the trademark Aqua Gear. Products affected include all Aqua Gear trademarked filter bottles sold in the product line.

During April 2006, the Company issued 50,000 shares of common stock to the shareholders of Continental Technologies, Inc. (Continental) with an approximate value of $16,100 for the Redi Chlor brand name, trademark and the use of the EPA Registration Number 55304-4-7126. As of the date of this filing, the Company has commenced selling the Redi Chlor brand name water chlorine tablets to consumers, dealers, distributors and manufacturers. Each tablet disinfects five gallons of source water. Under the agreement, the Company further agreed to remit to Continental a 10% commission on net sales, as defined, of the existing product and 10% on any product sold by Continental for us to their existing or new customers at our original equipment manufacturer (OEM) prices. The agreement is of the life of Seychelle. Through November 30, 2007, $2,533 has been paid in royalties.
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

Sales Channels

Sales channels to be pursued will include: Retail, Military, Government, Non-Governmental Agencies (NGO)’s, Foundations, Multi-Level Marketing, International, OEM and Joint Ventures.

During August 2006, the Company signed an Agreement, in the U.S., with Food For Health, Inc. a manufacturer and marketer of nutritional food and vitamin products based in Orem, Utah, to sell certain water filtration products under the Aqua Gear brand name to a variety of their customers, including big-box stores in the U.S. and Canada. To date, Food For Health, Inc. has ordered 100,000 bottles. During the three and nine-month periods ended November 30, 2007, total sales to Food for Health approximated $NIL and $157,000 respectively. As of November 30, 2007, Food For Health, Inc. has approximately 23,000 bottles on back order, with an estimated sales value of approximately $167,000.

On April 1, 2007, the exclusivity clause in the Food For Health Distribution Agreement expired.

In June, 2007, the Company entered into a Joint Venture Agreement with H2O Age (www.H2OAge.com) to represent its portable water filtration products to certain customers in several specific distribution channels, retail, multi-national corporations, foundations, sports, governmental agencies and the military.

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

We anticipate that orders from these contacts and others, reflective of H2O Ages’ activity in the marketplace, will begin during the last quarter of the current fiscal year

We will also continue to promote our products and technologies to retailers, foundations, NGO’s and non-profit organizations such as the Red Cross, the U.S. and international militaries, missionaries, charitable and fund-raising groups and other philanthropic organizations.

Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

Our summary historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three and nine-months ended November 30, 2007 and 2006 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three-month period ended November 30, 2007 compared to the corresponding period in 2006

Selected Financial Data	2007	2006	%	Year over year change	%

Sales	$178,023	$295,313		$(117,290)	(40)
Cost of sales	$64,454	$116,999		$(52,545)	(45)
Gross profit	$113,569	$178,314		$(64,745)	(36)
Gross profit percentage	64%	60%		4%
Selling expenses	26,654	45,161		(18,507)	(41)
General and administrative expenses	$167,824	$153,521		$14,303	9
Compensation to executive officers	$8,125	$13,208		$(5,083)	(38)
Interest expense to related parties	$21,573	$284,430		$(262,857)	(92)
Net income (loss)	$(114,308)	$(316,698)		$202,390	64

Sales. The decrease in sales is attributable primarily to a decrease in sales to Food For Health during the quarter.  There were no sales to Food For Health during the three-month period ended November 30, 2007 compared to $103,000 in sales for the three-month period ended November 30, 2006.    Approximately 14,300 bottles were sold during the three-month period ended November 30, 2007 compared to the previous year in which approximately 29,400 bottles were sold.  The price per bottle remained the same. The Company continued to sell its newly expanded products mix which includes sales of emergency survival packs in the amount of approximately $23,100, replacement filters of $36,000, chlorine tablets of $3,500, canteens of $900, and water pitchers of $16,000.   This trend in increased sales in the product mix of non-bottle products is expected to continue.

Cost of sales and gross profit percentage. The decrease in cost of sales is primarily due to decreased sales as well as lower raw material and production costs.  During the three months ended November 30, 2007 the average cost of production of bottles without allocated overhead decreased 17% as compared to the same period in prior year. As a percentage of sales, the gross profit margin during the three months ended November 30, 2007 increased to 64% from 60% for the three months ended November 30, 2006.

Selling expenses. Selling expenses consist primarily of commissions paid to salespeople. The decrease in 2007 versus 2006 is a direct result of the decrease in sales.

General and administrative expenses. The increase in general and administrative expenses was primarily due to an increase in administrative expenses and higher insurance premiums partially offset by decrease in advertising and legal expenses.

Compensation to executive officers.  The decrease in compensation to executive officers for the three-month period ended November 30, 2007, compared to the three-month period ended November 30, 2006, is due to the end of the vesting period (December 1, 2006) for all grants of Company stock and warrants issued to Messrs. Parsons and Place.  This decrease in compensation was partially offset by the Company paying a monthly stipend, commencing October 2006 of $2,500 to Messrs. Parsons and Place. The stipend to Mr. Place was reduced to $750 in July 2007 and subsequently reduced to $375 in November 2007. The stipend to Mr. Parson was reduced to $1,250 in November 2007. Total stipends paid during the three-month period ended November 30, 2007 were $8,125.

Interest expense to related parties. The decrease in interest expense for the three-month period ended November 30, 2007, compared to the three-month period ended November 30, 2006, is due to the end of the vesting period (December 1, 2006) for all grants of common stock and warrants issued to the TAM Trust.  This decrease is partially offset by the Company commencing to pay a monthly monitoring fee of $5,000 for September and October and $2,500 beginning in November to Pacific Financial, a related party, and to the increase in interest to the TAM Trust due to higher amount of outstanding notes payable.

Net Income (loss). Net Loss for the three-month period ended November 30, 2007 of $114,308 compared to a net loss of $316,698 for the three-month period ended November 30, 2006.  This was primarily due to lower interest expense partially offset by gross profit from sales and higher general and administrative expenses.

Nine-month period ended November 30, 2007 compared to the corresponding period in 2006
Selected Financial Data	2007	2006	%	Year over year change	%

Sales	$725,656	$684,212		$41,444	6
Cost of sales	$344,929	$337,132		$7,797	2
Gross profit	$380,726	$347,080		$33,646	10
Gross profit percentage	52%	51%		1%	-
Selling expenses	$51,377	$81,957		(30,580)	(37)
General and administrative expenses	$578,328	$473,408		$104,920	22
Compensation to executive officers	$39,625	$126,924		$(87,299)	(69)
Interest expense to related parties	$65,747	$595,250		$(529,503)	(89)
Net loss	$(202,071)	$(917,297)		$715,226	78
Net cash used in operating activities	$(97,968)	$(91,899)		$(6,068)	7
Net cash provided (used in) investing activities	$135,986	$(73,109)		$209,095	286
Net cash provided (used in) financing activities	$99,705	$(51,225)		$150,930	295

Sales. Sales increased primarily due to sales to Advanced Filtration during the nine-month period ended November 30, 2007 in comparison to the previous fiscal year’s first nine months.   The number of bottles sold increased from 66,437 to 79,848. The average price per bottle decreased by less than 1%. Sales of bottles totaled approximately $531,800 while sales of other non-bottle products during the nine-month period ended November 30, 2007 totaled approximately $193,900, including the new emergency survival pack, replacement filters and canteens. Going forward, we anticipate continued increases in the sales of non-bottle products. There were no similar sales of non-bottle products during the nine-month period ended November 30, 2006.

Cost of sales and gross profit.  The increase in cost of sales during nine months ended November 30, 2007 is primarily due to increase in loss allowance for slow moving inventory partially offset by reduction in production cost.  As a percentage of sales, the gross profit margin slightly increased from 51% to 52%.   As previously noted, the average sales price per bottle decreased slightly while the average cost per bottle decreased by 41% for the nine-month periods. The decrease in production costs was primarily due to a decrease in raw material and production costs. We expect a continued decrease in production costs as we increase sales quantities and the related production runs.

Selling expenses. The decrease in selling expenses in the nine months ended November 30, 2007 was primarily due to a decrease in advertising expense of $42,000 and a decrease in testing expense of $3,000 versus the prior year nine month period.

General and administrative expenses. The increase in general and administrative expenses is due to the following: (1) accounting expenses increased by approximately $113,000 (2) wages and salaries increased $18,000 due to an internal accountant being hired full time in June 2006 (3) depreciation increased by $8,300 due to an increase in fixed assets (4) insurance expense increased by $14,000 due to an increase in employee insurance coverage, a new airplane insurance policy, and higher rates for workman’s compensation insurance (5) outside services increased by $27,000 which is primarily due to stock-based compensation to consultants and monthly services provided by a computer company and (6) rent increased by $7,000 due to an increase in CAM expenses. The increase was partially offset by $42,000 decrease in advertising expense, and a decrease of $37,000 in legal expenses.

Compensation to executive officers. The decrease in compensation to executive officers for the nine-month period ended November 30, 2007, compared to the nine-month period ended November 30, 2006, is due to the end of the vesting period (December 1, 2006) for all grants of Company stock and warrants issued to Messrs. Parsons and Place.  This decrease in compensation was partially offset by the Company paying a monthly stipend, commencing October 2006 of $2,500 to Messrs. Parsons and Place. The stipend to Mr. Place was reduced to $750 in July 2007 and subsequently reduced to $375 in November 2007. The stipend to Mr. Parson was reduced to $1,250 in November 2007. Total stipends paid during the nine-month period ended November 30, 2007 were $34,625.

Interest expense to related parties.  The decrease in interest expense for the nine-month period ended November 30, 2007, compared to the nine-month period ended November 30, 2006, is due to the end of the vesting period (December 1, 2006) for all grants of common stock and warrants issued to the TAM Trust.  This decrease is partially offset by the Company commencing to pay a monthly monitoring fee of $5,000 through October 2007 and $2,500 beginning in November 2007 to Pacific Financial, a related party, and to the increase in interest to the TAM Trust due to the $100,000 additional advance in March 2007 and the $75,000 advance in August 2007.

Net loss.  There was a net loss of $202,071 for the nine-month period ended November 30, 2007 compared to a net loss of $917,297 for the nine-month period ended November 30, 2006.  The loss was significantly higher in the previous year primarily attributable to approximately $307,400 in financing costs with the TAM Trust and approximately $113,700 in amortization of officer compensation.  The decrease in net loss for the nine-month period ended November 30, 2007, was additionally reduced due to the increase of approximately $33,600 in gross profit from sales and the receipt of $168,000 in  May 2007 when we settled a legal dispute in which either party admitted liability. All parties released all claims with respect to each other.   Furthermore, interest expense to related parties and compensation of officers were approximately $529,000 and $87,000 lower during the nine months ended November 30, 2007 compared to the same period in prior year. These items were partially offset by an increase of approximately $105,000 in general and administrative expenses.

Liquidity and Capital Resources

Net cash used in operating activities.During the nine-month period ended November 30, 2007, the Company funded its operations primarily through the release of its restricted cash, and proceeds from financing through the TAM Trust while in the prior fiscal year, the Company primarily funded its operations by utilization of customer deposits to purchase raw material and other production cost.  During the nine-month period ended November 30, 2007, the net loss of approximately $202,000 was offset by approximately $107,500 non-cash expenditures.  These non-cash expenses relate primarily to approximately $16,000 in stock-based compensation, and depreciation and amortization of approximately $32,700. During the nine-month period ended November 30, 2007, approximately $3,400 was used for changes in operating assets and liabilities.

Net cash used in investing activities. During the nine-month period ended November 30, 2007, the increase in cash provided by investing activities was primarily due to the release of $150,000 of restricted cash used as collateral for the airplane.  This increase in cash was partially offset by the Company incurring approximately $14,000 in capital expenditures to prepare for its new products.

Net cash provided by financing activities. The increase in cash provided by financing activities during the nine-month period ended November 30, 2007 was due to the increased borrowing from the TAM Trust and a financial institution.

Our principal sources of liquidity have historically been funds generated from operating activities and borrowings from the TAM Trust, one of our principal shareholders. As of November 30, 2007, the TAM Trust has loaned the Company $396,088 under two financing arrangements structured as notes payable and a credit facility. The notes bear interest at 10% simple rate, and are repayable after March 1, 2011.  The Company believes that despite the increase in sales experienced during the fiscal years ended February 28, 2006 and 2007 and the nine-month period ended November 30, 2007, additional funding may still be required from the TAM Trust or other shareholders. During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding. Prior to September 2007, the TAM Trust has advanced the Company $175,000, which was subsequently reduced to approximately $96,900 with the restructuring of the airplane loan in September 2007, leaving $153,100 available from the TAM Trust if needed during fiscal year 2008.

As of November 30, 2007, the Company had $174,447 in cash and $20,000 available borrowing under its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. The Company believes it has liquidity and committed funds to meet its operating needs through the balance of fiscal 2008.

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

The Company believes that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its most recent fiscal 2007 Annual Report on Form 10-KSB have the greatest potential impact on its consolidated financial statements, so it considers these to be its critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates the Company uses in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for inventory reserves, impairment of long-lived assets and intangible assets, accounting for transactions which potentially could be settled in a company’s own stock and stock-based compensation. These policies require that the Company make estimates in the preparation of its consolidated financial statements as of a given date.
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

(3)	the Company’s cost of sales may be materially affected by increases in the market prices of the raw materials used in the Company’s manufacturing processes;

(4)	the Company’s water related product sales could be materially affected by weather conditions and government regulations;

(5)	the Company is subject to the risks of conducting business internationally; and

(6)
the industries in which the Company operates are highly competitive. Additional risks and uncertainties are outlined in the Company’s filings with the Securities and Exchange Commission, including its most recent fiscal 2007 Annual Report on Form 10-KSB.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In accordance with the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was carried out by the Company’s President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the quarter ended November 30, 2007. For the quarter ended November 30, 2007, management has concluded that the Company’s disclosure controls are still not effective.   The Company still does not employ the proper compliment of accounting resources.  Substantial third party assistance is needed to comply with the quarterly reporting requirements of being a publicly traded company and numerous revisions to our quarterly reports on Form 10-QSB have been required historically.   Additionally, the Company preliminarily overestimated the net realizable value of its inventory in the third quarter.  The Company has recently contracted with a third party consultant that specializes in Sarbanes Oxley 404 compliance to formally review and upgrade its disclosure controls and procedures. With the help of this consultant, the Company is committed to be in compliance by the end of February 28, 2008 and believes that it will able to soon conclude that the Company’s disclosure controls are effective.

Changes in Internal Controls

We previously reported in Item 8A - "Controls and Procedures" in our annual report on Form 10-KSB for the year ended February 28, 2007, and on Form 10-QSB for the fiscal quarters ended May 31, 2007 and August 31, 2007, material weaknesses in internal controls.  In the third quarter, the Company engaged the services of a new accounting consultant.  It is expected that this new consultant will help improve the Company's internal control over financial reporting.

PART II
PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As of November 30, 2007, we know of no legal proceedings pending or threatened or judgments entered against the Company or any of our directors or officers in his or her capacity as such.

ITEM 2.   CHANGES IN SECURITIES

During the three-month period ended November 30, 2007, the Company issued 41,000 restricted shares to employees/consultants with an approximate total value of $15,170.  A summary of such issuances follows:

	Common Stock
Issued to	Shares	Estimated price per share
Carrie Garcia	10,000	$0.37
Alexis Mayden	10,000	$0.37
Joaquin Sierra	10,000	$0.37
Arturo Villafuerte	10,000	$0.37
Grace Wiles	1,000	$0.37

During the three-month period ended November 30, 2007, the Company issued an aggregate of 133,498 restricted shares of common stock to one debt holder with an approximate total value of $46,167.

	Common Stock
Issued to	Shares	Estimated price per share
Wong Johnson & Associates	133,498	$0.35

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

Seychelle Environmental Technologies, Inc.

Date: January 14, 2008	By:	/s/ Carl Palmer
Director, Chief Executive Officer and President

Date: January 14, 2008	By:	/s/ Jim Place
Director and Chief Financial Officer and Chief Operating Officer