Form 10KSB
period 2008-02-29
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2008-05-29
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-KSB

( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [ ] No:  [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) : Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year were $858,769.  The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 29, 2008 was approximately $5,800,000 ..  The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, February 29, 2008, was 25,613,670.

References in this document to "us," "we," “Seychelle,” “SYEV,” or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiary.

TABLE OF CONTENTS

Item	Description	Page

Part I

Item 1.	Description of the Business	3

	Risk Factors Related to Our Business	7

Item 2.	Description of Property	11

Item 3.	Legal Proceedings	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters	10

Item 6.	Management's Discussion and Analysis or Plan of Operation	11

Item 7.	Financial Statements	19

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	43

Item8A.	Controls and Procedures	43

Item 8B.	Other Information	44

Part III

Item 9.	Directors and Executive Officers of the Registrant	44

Item 9b	Other Information	46

Item 10.	Executive Compensation	46

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	49

Item 12.	Certain Relationships and Related Transactions	50

Part IV

Item 13.	Exhibits	51

Item 14.	Principal Accountant Fees and Services	52

	Signatures	54

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

Organization

Our Company is presently comprised of Seychelle Environmental Technologies, Inc., a Nevada corporation, with one wholly-owned subsidiary, Seychelle Water Technologies, Inc., also a Nevada corporation (collectively, the Company or Seychelle). We use the trade name "Seychelle Water Filtration Products, Inc." in our commercial operations.

(b) Business of Seychelle

General

Seychelle designs and manufactures unique, state-of-the-art ionic adsorption micron filters that remove up to 99.99% of all pollutants and contaminants found in any fresh water source. Patents or trade secrets cover all proprietary products. Since human bodies are approximately 75% water, our mission is twofold: First, to help educate everyone to the fact that the quality of water they drink is important and second, to make available low-cost, effective filtration products that will meet the need for safe, great tasting, high quality drinking water.

As of February 29, 2008, Seychelle has sold over 2 million portable water filtration bottles throughout the world to customers such as individuals, dealers, distributors and to governments, military, agencies and emergency relief organizations such as the U.S. Marine Corps, the International Red Cross, Eco-Challenge, Kenya Wild Life Service, La Cruz Roja de Mexico and the N.Y. Institute for the Blind. In addition, the Company has donated thousands of portable bottles to church groups and missionaries worldwide.

In 2001, the World Bank placed the value of the world water market at close to $400 billion annually. Bottled water, according to Water Facts, has emerged as the second largest commercial beverage category by volume in the U.S. However, Seychelle products compete in a more limited market: the portable filtration product segment.  Enviroscrub Technology estimated the U.S. household water filtration market, in March 2004 to be $500 million in size, growing at 10 percent annually. Additional information pertaining to the size of the portable water filtration market is not reasonably known to us.

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

We signed an exclusive license agreement with Gary Hess (the License Agreement), doing business as Aqua Gear USA on June 6, 2002 for a product known as the "Hand Held Pump Technology." We licensed all proprietary rights associated with this technology. We pay a 2% royalty on our gross sales for the technology during the term of the License Agreement. The License Agreement was for an initial term of five years and was renewed with four successive five-year renewals remaining. This offers us an additional proprietary product in the portable filtration industry. We believe that this License Agreement compliments our current product line. As of the date of this document, this technology, which was completed in 2005, has resulted in a product called Pump N’ Pure which allows the user to draw filtered water from virtually any container or location. The Company continues to believe that the product will be viable in developing countries, as an emergency preparedness product, and for families where cost is a prime consideration. The Company commenced marketing the Hand Held Pump as part of its Aqua Gear product line in the U.S. sporting goods industry in fiscal 2008.

During July 2006, the Company signed a second exclusive license agreement (the Second Agreement) with Gary Hess, doing business as Aqua Gear USA. We will pay a 2% royalty on net sales for this technology up to $120,000 and 1% thereafter.  This agreement included the issuing of 100,000 warrants to Gary Hess that is being amortized over three years.  The Second Agreement shall continue indefinitely unless terminated due to a default or breach of the agreement. This affords the Company additional patent protection (patent # 6,136,188) and ownership of the trademark Aqua Gear. Products affected include all Aqua Gear trademarked filter bottles sold in the product line.  As of the date of this document, approximately $18,300 in royalties has been paid under these license agreements.

During April 2006, the Company issued 50,000 shares of common stock to the shareholders of Continental Technologies, Inc. (Continental) with an approximate value of $16,100 for the Redi Chlor brand name, trademark and the use of the EPA Registration Number 55304-4-7126. As of the date of this document, the Company has commenced selling the Redi Chlor brand name water chlorine tablets to consumers, dealers, distributors and manufacturers. Each tablet disinfects five gallons of source water. Under the agreement, the Company further agreed to remit to Continental a 10% commission on net sales, as defined, of the existing product and 10% on any product sold by Continental for us to their existing or new customers at our original equipment manufacturer (OEM) prices. The agreement is through the life of Seychelle. Through February 29, 2008, $2,683 has been paid in royalties.

During July 2007, the Company received approval from the U.S Food and Drug Administration to import certain of the Company’s emergency preparedness products. As of the date of this document, the Company has sold approximately 721 units to its customers.

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

Sales Channels

Sales channels to be pursued will include: Retail, Military, Government, Non-Governmental Agencies (NGO)’s, Foundations, Missionaries, Multi-Level Marketing, International, OEM and Joint Ventures. At present, we are talking to five multi-level marketing companies with over one million distributors worldwide who currently do not have a water product in their line. Seychelle, with over sixty years of combined multi-level and direct sales marketing experience is well positioned to help any of these companies make a meaningful impact within their sales organizations.
.
Several other distributors continue to represent the Company’s portable water filtration products to customers in specific distribution channels; including: retail, multi-national corporations, foundations, sports, governmental agencies, and the military (both US and International). We have one large foundation that is currently lab testing our filter’s performance. They have shown great interest and feel that our product meets their foundation’s needs for providing safe drinking water to the humanitarian channels they serve.

Another water filter marketing company has contacted us to private label products for them. They have many contacts within the retail and governmental channels and we are in discussions with them on a distribution rights agreement.

Further, we have sold some varied products to a large distributor who, among other things, sells aggressively in over 200 consumer shows annually with a large sales organization. They are expert in event sales, and feel that our water bottles would be ideal for them and we are in discussions concerning a private label.

Raw Materials

Seychelle’s filters include the finest powdered water-activated coconut and three other media as components in the porous plastic ionic filter. The media itself, the formulation process, and manufacturing methodology are governed by trade secrets. To date, there is an adequate availability of material for all of our products. We do not expect this situation to change in the near future.

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

Seychelle is an emerging company with negligible share of the world’s pure water market. Our products sell in a niche category of the market - portable filtration bottles that use ionic adsorption micron filtration technology, which remove many organic and inorganic contaminants that simple activated carbon filters cannot. Most activated carbon filters on the market remove Chlorine, sediment and dirt thus improving taste and odor, as well as a handful of other contaminants such as Lead, Mercury, Zinc and Copper. This would include leading brands such as Brita, PUR, General Electric and Culligan, who collectively dominate the market. In the portable segment of the market, there are hundreds of small companies selling a variety of specialized filters with no one company having a majority share and no industry data available. We believe that our current share of this market is negligible.

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

Currently, the majority of our sales are to customers in the U.S.  However, with distribution agreements for the Peoples Republic of China, Hong Kong, Japan, Singapore, Taiwan and India, overseas sales could increase in the future as these countries have a greater need for safe drinking water. As of February 29, 2008, two customers (Food For Health, 18% and Wellness Enterprises, 26%) each account for greater than 10% of our total sales.

Backlog

As of February 29, 2008, Food For Health, Inc. has approximately 21,000 bottles on back order, with an estimated sales value of approximately $129,000.  Additionally, as of February 29, 2008, the Company had open purchase orders from Giles Butler for 3,500 bottles, with an estimated sales value of $32,700.

Employees

As of February 29, 2008, we had a President and two (2) executive employees managing the Company with three (3) administrative employees supporting that effort.  In production, operations and warehousing we had one (1) full-time employee and two (2) independent contractors working to fill all sales orders.

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

As these patents expire in 8 and 9 years, respectively, the Company cannot at this time estimate the financial impact of the expiration of these patents.

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

Research and Development

We have spent approximately $1,900 in research and development activities during the fiscal year ended February 29, 2008.  As of the time of this filing, virtually all research, development and testing are being performed by Carl Palmer, the Company’s CEO, as part of his day-to-day duties.

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

Lack of Successful Operating History. Our Company was formed on January 23, 1998 and acquired the operations of a company that had been in existence since 1996. Since beginning operations, we initially sold water filtration products to a number of customers, then during March 2001 entered into a sales marketing agreement with Nikken Global, Inc. and Kenko World, two affiliated multi-level marketing companies (collectively “Nikken”). This agreement allowed Nikken the exclusive rights to distribute our products and technology for a period of ten years, commencing March 1, 2001. During the period of the agreement, the Company continued to promote its products and technologies to non-profit organizations, such as the Red Cross, the U.S. and international militaries, missionaries, charitable and fund-raising groups and other philanthropic organizations, which do not sell to distributors or resell to customers. During the fiscal year ending February 28, 2002, the Company decided to terminate its agreement with Nikken. The Company has continued to expand its product lines, since the Nikken business ended, but have not generated enough revenue to support operations. This has required us to seek both investor capital and financing to buy the time required by new management to reverse the downward trend. Recent sales activity for the fiscal year ended February 29, 2008 has decreased over the past year. Still, we have limited financial results upon which you may judge our potential. The Company is not engaged in enough consistent business activity over a sustained period of time to be said to have a successful operating history. We have experienced in the past and may experience in the future under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business. These include:

-
operating as a public entity, incurring non-cost of sales expenses such as accounting, auditing, financial reporting and compliance, legal and costs to maintain full compliance with rules governing regulated reporting status, including continuing Sarbanes-Oxley requirements,

-	unplanned delays and expenses related to research, development and testing of our new products
-	production and marketing problems that may be encountered in connection with our existing products and technologies,
-	competition from larger and more established companies, and
-	under-capitalization to challenge the lack of market acceptance of our new products and technologies.

Lack of Profitability. To date, we have incurred significant losses.  For the year ended February 29, 2008, our revenue was $858,769 versus $952,646 for the prior fiscal year ended February 28, 2007. This decrease was due primarily to sales with two customers. Net losses for the year ended February 29, 2008 of $263,462 were smaller than in the prior year ended February 28, 2007 of $1,464,298 due to a reduction in cost of goods in the fiscal year ended February 29, 2008 and a interest expense decreasing in the prior year compared to the fiscal year ended February 29, 2008 due to financing costs with TAM Trust, The Company has a policy of not projecting sales and profits due to:

-                  lack of consistent sales to maintain profitability.
-                  significant legal and professional fees associated with regulated business activities and the SEC,
-                  reporting requirements, including continuing Sarbanes-Oxley requirements,

As a result of our history of operations, it is not possible for us to predict when, if ever, we may achieve profitability. If we continue to be unprofitable, we may eventually go out of business. As a result, investors may lose some or all of their investment.

Inherently Risky-Competition. Because we are a Company with a no history of profitability, our operations will be extremely competitive and subject to numerous risks. The water filtration business is highly competitive with many companies having access to the same market. Substantially all of them have greater financial resources and longer operating histories than we have and can be expected to compete within the business in which we engage and intend to engage. There can be no assurance that we will have the necessary resources to be competitive. Therefore, investors should consider an investment in us to be an extremely risky venture.

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

Dependence on One or a Few Customers.  For the year ended February 29, 2008, two customers (Food for Health and Wellness Enterprises) individually accounted for greater than 10 percent of total sales. In addition two other customers (Healthy Directions and Advanced Filtration) individually account for approximately 5% of total sales.  Management believes that if the targeted revenues are not achieved within their current marketing and distribution agreements, the revenues can be replaced through the sale of filters and related products to other direct marketing companies. However, there can be no assurance that this will occur which could result in an adverse effect on the Company’s financial condition or results of operations in the future.

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

We Face Risks Associated With Currency Exchange Rate Fluctuations.  Although we currently transact business primarily in U.S. dollars, a large portion of our revenues and related cost of goods sold may be determined in foreign currencies if we continue to expand our international operations.  Conducting business in currencies other than U.S. dollars subject the Company to fluctuations in currency exchange rates that could have a negative impact on our reported operating results.  Fluctuations in the value of the U.S. dollar relative to other currencies may impact our revenue, cost of goods sold and operating gross margin and result in foreign currency translation gains and losses.  Historically, we have not engaged in exchange rate hedging activities.

Changes to Financial Accounting or Other Standards May Affect Our Operating Results and Cause Us To Change Our Business Practices.     We prepare our consolidated financial statements to conform to generally accepted accounting principles, or GAAP, in the United States.  These accounting principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the Securities and Exchange Commission, the Public Company Accounting Oversight Board and various other bodies.  A change in those policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced.

For example, the Company has used stock warrants, restricted stock, and other equity incentives as a fundamental component of our executive compensation packages.  The Company believes that stock warrants and other equity incentives directly motivate our executives to maximize long-term stockholder value and, through the use of vesting, encourage executives to remain with the Company.   In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123(R), which requires that grants of equity incentives be recognized on the income statement based upon their fair values.  In addition, regulations implemented by the NASDAQ National Market generally require stockholder approval for all equity incentives.  We may, as a result of these changes, incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, operating results and financial condition.

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

If We Continue to Fail in Maintaining Effective Internal Control Over Financial Reporting, The Price of Our Common Stock May be Adversely Affected.  We Have Determined That Our Internal Control Over Financial Reporting Have Material Weaknesses and Conditions That Need to Be Addressed, The Disclosure of Which May Have an Adverse Impact on the Price of Our Common Stock.  We are required to establish and maintain appropriate internal control over financial reporting.  Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosure regarding our business, financial condition or results of operations.  In addition, our future assessments of internal control over financial reporting may identify additional weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.  Any actual of perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal control over financial reporting or disclosure of our independent registered public accounting firm’s attestation report, when applicable, on management’s assessment of our internal control over financial reporting may have an adverse impact of our common stock.

Standards for Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are Uncertain, and If We Fail to Comply in a Timely Manner, Our Business Could Be Harmed and Our Stock Price Could Decline.  Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accounting firm.  Currently, we believe these two requirements apply to our annual reports for fiscal 2008 and 2009, respectively.  The standards that must be met for the management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.  We have incurred, and expect to incur, significant expenses and to devote resources to Section 404 compliance during the remainder of fiscal year 2009 and on an ongoing basis.  It is difficult for us to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting.  As a result, we may not be able to complete the assessment and remediation process on a timely basis.  In addition, the attestation process by our independent registered public accounting firm is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm.  In the event that our Chief Executive Officer, Chief Financial Officer, or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react of how the market prices of our shares will be affected, however, we believe that there is a risk that investor confidence and share value may be negatively impacted.

Maintaining and Improving Our Financial Controls and The Requirements Of Being a Public Company May Strain Our Resources, Divert Managements Attention and Affect Our Ability to Attract and Retain Qualified Members For Our Board of Directors.  As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002.  The requirements of these rules and regulations increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems, and resources.  The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting.  Fulfilling this requirement can be difficult to achieve and maintain.

We have a substantial effort ahead of us to remediate our control deficiencies and material weaknesses we have identified during the fiscal year 2008.  As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition.  These efforts will also involve substantial accounting related costs.

ITEM 2.   Description of Property.

As of February 29, 2008, our business office was located at 33012 Calle Perfecto, San Juan Capistrano, CA 92675. Our telephone number at this address is 949-234-1999. We pay a total of approximately $8,300 in rent per month for approximately 7,200 square feet of office, operations and warehousing. We have a lease with an unaffiliated third party, which was renewed in  January 2008 will expire in August 2009.

We own two patents and numerous trade secrets, see Proprietary Information and Technology above, and other proprietary information related to our business operations. We recently filed for two trademarks: Seychelle which has been used in commerce since 1997 and Aqua Gear, which had been previously abandoned by Aqua Gear USA, to capitalize on the license agreement we secured from them.

ITEM 3.   Legal Proceedings.

As of the date of this document, we know of no legal proceedings pending or threatened or judgments entered against the Company or any of our directors or officers in his or her capacity as such.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of security holders through solicitation of proxies during the fourth quarter of our fiscal year.

PART II

ITEM 5.    Market for Common Equity and Related Stockholder Matters.

(a)    Principal Market or Markets

Our Common Stock began trading in 1997 on the NASDAQ’s “Electronic Bulletin Board" OTCBB.  Since the consummation of the Exchange Agreement between our Company and SWT, market makers and other dealers have provided bid and ask quotations of our Common Stock under the symbol "SYEV." We de-listed from the OTCBB in 2002 and were traded on the "Pink Sheets" from December 2002 to March 11, 2008 when we were re-listed on the OTCBB. The table below represents the range of high and low bid quotations of our Common Stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions. For the fiscal year ended February 29, 2008, the common stock was at a High bid price of $.51 and a Low bid price of $.19.

Fiscal Year 2008	High Bid	Low Bid

Quarter Ended:
First Quarter May 2007	$.42	$.26

Second Quarter August 2007	$.42	$.29

Third Quarter November 2007	$.51	$.20

Fourth Quarter February 2008	$.40	$.19

Fiscal Year 2007	High Bid	Low Bid

Quarter Ended:
First Quarter May 2006	$.81	$.43

Second Quarter August 2006	$.59	$.40

Third Quarter November 2006	$.70	$.30

Fourth Quarter February 2007	$.51	$.40

(b)    Approximate Number of Holders of Common Stock

As of February 29, 2008, there were approximately 367 shareholders of record of our common stock.

(c)    Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. Seychelle paid no dividends on the common stock during the periods reported herein nor do we anticipate paying such dividends in the foreseeable future.

ITEM 6.     Management's Discussion and Analysis or Plan of Operation

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended February 28, 2007 and February 29, 2008.  The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-KSB.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management’s application of accounting policies.

Critical accounting policies for us include our accounting for inventory reserves, intangible assets, and share based payment arrangements.

Inventory Reserves

At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence.  This evaluation includes an analysis of sales levels by product type.  Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory.  This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, and the period over which cash flows will occur. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory.  The Company’s reserve for excess and obsolete inventory amounted to $193,645 as of February 29, 2008.

Intangible Assets

Intangible assets for us are patents, trademarks and other rights. Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, requires that goodwill and other intangible assets be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of an operating unit. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of intangibles to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or intangible impairment.

Share Based Payment

SFAS No. 123(R), Share Based Payment, requires companies to estimate the fair value of share based payments on the date of grant. For stock grants, the Company uses the closing price on the date of grant. For warrants, we use the Black Scholes option pricing model. In order to estimate the fair value of the warrants, certain assumptions are made regarding future events. Such assumptions include the estimated future volatility of the Company’s stock price, the expected lives of the awards and the expected forfeiture rate. Changes in these estimates would change the estimated fair value of the awards and the corresponding accounting for the rewards.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Results of Operations

Our summary historical financial data is presented in the following table to aid you in your analysis.  You should read this data in conjunction with this section entitled Management Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report.  The selected consolidated statements of operations data for the fiscal years ended February 28, 2007 and February 29, 2008 are derived from our consolidated financial statements included elsewhere in this report

Fiscal year ended February 29, 2008 compared to the corresponding period in fiscal 2007.

Selected Financial Data

	Years Ended
	February 29,	February 28,		Percentage
	2008	2007	Difference	Change

Sales	$858,769	$952,646	(93,877)	-10%
Cost of sales	491,066	851,970	(360,904)	-42%
Gross profit	367,703	100,676	267,027	265%
Gross profit percentage	43%	11%
Selling and marketing expenses	33,645	101,338	(67,693)	-67%
General and administrative expenses	719,517	847,785	(128,268)	-15%
Loss from operations	(385,459)	(848,447)	462,988	-55%
Interest expense	(55,851)	(632,056)	576,205	-91%
Interest income	7,887	16,205	(8,318)	-51%
Other income	169,961	-	169,961	NA
Net loss	(263,462)	(1,464,298)	1,200,836	-82%

Net cash used in operating activities	(271,785)	(361,621)	89,836	-25%
Net cash provided by (used in) investing activities	135,967	(216,000)	351,967	-163%
Net cash provided by (used in) financing activities	118,946	(21,225)	140,171	-660%

Sales. The decrease in sales is primarily attributable to a reduction in sales to a key customer. Sales to this customer decreased by $285,000 between 2007 and 2008 which was partially attributable to the elimination of distribution income in the fiscal year ended February 29, 2008. Approximately $110,000 of sales in the fiscal year ended February 28, 2007 was distribution income.  This decrease was partially offset by an increase in sales to another key customer of $111,000 over the same period. Overall, the number of bottles sold with or without replacement filters decreased by approximately 21% (from 108,000 bottles during 2007 to 85,000 bottles during 2008) while the average sales price per bottle increased by 15%.   The increase in the blended average sales price is due to volume discounts provided in 2007 to the key customer who did not purchase as much product in 2008. Sales increased in the year ended February 28, 2007 due to a new distribution agreement. This revenue did not recur in the year ended February 29, 2008. As a result of this decrease in sales which was isolated to the distribution agreement, we do not expect continued reductions in revenue. Management is actively pursuing additional sales opportunities and we expect sales in the year ending February 28, 2009 to be comparable to or higher than the level in the year ended February 28, 2008.

Cost of sales and gross profit percentage.  The decrease in cost of sales and corresponding increase in gross profit dollars and gross profit percentage is primarily due to the following: (1) the Company’s write off of inactive and obsolete inventory of approximately $215,400 in the fiscal year ended February 28, 2007, which reduced the gross profit percentage by 13% in the prior year; and (2) the change in pricing of bottles without a corresponding change in product costs. Such change increased the gross profit percentage the fiscal year ended February 29, 2008 by 11%. As previously noted, the average sales price for bottles increased. However the actual average cost of producing the bottles decreased by 23% from fiscal year 2007 to fiscal year 2008. The decrease in production costs was primarily due to changes made in the bottle design to reduce the number of components in each product. We expect the gross profit percentage to remain constant going forward.

Selling and marketing expenses.  The decrease in selling expenses is primarily due to a public relations campaign which began during the 2007 fiscal year. This campaign cost approximately $45,000, and most of it was included in 2007. We also increased advertising in 2007 to promote the Company’s new products. The level of advertising was lower in 2008. Sales and marketing costs are expected to remain at approximately the same level in the year ending February 28, 2009 as compared to fiscal 2008.

General and administrative expenses. The decrease in general and administrative expenses was primarily due to the following : (1) There was a decrease in compensation to executive officers which was primarily due to various grants of restricted stock and warrants in prior years. The amortization of the value of these instruments finished during the year ended February 28, 2007. Since we no longer had this amortization, the amount of executive compensation was less during the year ended February 29, 2008. There were new warrants issued to these executives in late December 2007, but these warrants only had approximately two months of amortization in the year ended February 29, 2008. (2) During the fiscal year ended February 28, 2007, the Company recorded an impairment charge of $3,200 due to the expiration of a patent.  During the fiscal year ended February 29, 2008, the Company determined that there were no long lived assets in need of impairment.

These reductions in cost were partially offset by (1) a full-time internal accountant being hired in September 2006 that is still with the Company (2) $11,000 increase in insurance due to coverage increase; (3) significant increase in outside services due to an external company hired to assist with SOX compliance and an external company hired at the end of the prior fiscal year to monitor all Company computers; (4) increase in accounting fees since the Company incurred higher fees to catch up on SEC filings and respond to SEC comment letters; and (5) decrease in legal fees due to no claims in the fiscal year.

Interest expense. The large interest expense for the year ended February 28, 2007 was due to a significant charge for warrants given to the holder of the Company’s notes payable. In the year ended February 29, 2008, the value of warrants given to the note holder was much lower.

Interest income. The reduction in interest income was due to a combination of lower interest rates available on deposits and lower balances being carried at the bank.

Other income. The other income during the year ended February 29, 2008 was a legal settlement. This income is not expected to recur in 2009.

Net loss. The net loss for the fiscal year ended February 29, 2008 was $263,462 or 82% less than 2007 due to a reduction of $568,000 in interest expense, a reduction of $113,000 in consulting expenses, and a reduction of $365,000 in the cost of sales (see above).

Fiscal year ended February 28, 2007 compared to the corresponding period in fiscal 2006.

Selected Financial Data	February 28, 2006	February 28, 2007	Difference	Percentage Change

Sales	$751,844	$952,646	$200,802	27
Cost of sales	$430,134	$851,970	$368,736	86
Gross profit	$321,710	$100,676	$(167,934)	(52)
Gross profit percentage	43%	11%	(27)	-
Selling expenses	$59,459	$101,338	$41,879	70
General and administrative expenses	$583,157	$847,785	$113,936	20
Interest expense	$272,653	$615,851	$348,416	128
Net loss	$932,456	$1,464,298	$(531,842)	(57)
Net cash used in operating activities	$(205,072)	$(361,621)	$(156,549)	(76)
Net cash used in investing activities	$(117,251)	$(216,000)	$(98,749)	(84)
Net cash provided by (used in) financing activities	$934,110	$(21,225)	$(955,335)	(102)

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

Cost of sales and gross profit percentage.  The increase in cost of sales and corresponding decrease in gross profit percentage is primarily due to the following –  (1) the Company’s write off of inactive and obsolete inventory of approximately $215,400, which reduces the gross profit percentage by 13%; and (2) change in pricing of bottles without a corresponding change in product costs reduced the gross profit percentage by 11%. As previously noted, the average sales price for bottles decreased, however, the actual average cost of producing the bottles increased from $2.38 as of February 28, 2006 to $2.65 as of February 28, 2007.   The increase in production costs was primarily due to increased raw material and outside assembly costs.

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

Net loss. Net loss for the fiscal year ended February 28, 2007 of $1,464,298 was greater than in the prior year loss of $932,456 due to approximately $315,000 in accounting and legal fees to assist in the audit and preparation of the Form 10 and other SEC filings, $621,000 in financing costs with TAM Trust, the Company’s primary lender, the amortization of $146,000 in officer stock compensation,  $46,000 in warrants provided to Gary Hess in connection with Aqua Gear products and the Company’s inventory reserve adjustment of $215,000 for the countertop and water pitcher products were the primary reasons for the result

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS

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

The following table summarizes our significant contractual obligations on an undiscounted basis as of February 29, 2008 and the future periods in which such obligations are expected to be settled in cash or converted into the Company’s common stock. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in footnotes, as referenced below:

						Convertible
		Less Than			More Than	to Stock
	Total	1 Year	1- 2 Years	2-3 Years	3 Years	or Warrants

Accounts payable and accrued liabilities	$133,356	$133,356
Customer deposits	66,951	66,951
Accrued interest to related party (1)	221,170					$221,170
Line of credit (2)	80,000	80,000
Note payable to financial institution (3)	138,446	138,446
Bridge note (4)	40,000					40,000
Note payable to related party	396,088				396,088

	1,076,011	418,753	-	-	396,088	261,170
Other contractual commitments (5)	129,369	83,412	43,668	2,289

Total contractual obligations	$1,205,380	$502,165	$43,668	$2,289	$396,088	$261,170

(1) Accrued interest settled with stock purchase warrants in April 2008
(2) Increased to $100,000 in March 2008
(3) Repayable when the Company sells its airplane
(4) Bridge note settled in common stock in March 2008
(5) Office lease commitment expiring August 2009 and office equipment lease

The Company currently estimates monthly cash requirements of $46,000 to cover general and administrative overhead costs.

As of February 29, 2008, the Company has unrestricted cash of approximately $20,000 and a backlog of $162,000 in unshipped orders.  The Company believes that additional funding may still be required in the form of related party notes or other shareholder investment. During March 2008, the Company received an additional $75,000 in related party notes to fund operations.  During April 2008, the TAM Trust committed to providing up to $250,000 in additional funding, if required.

Liquidity and capital resources.

Net cash used in operating activities. During the fiscal year ended February 29, 2008, the Company funded its operations though the utilization of customer deposits to pay for raw material and other production costs. The Company also continues to pay some of its vendors in common stock instead of cash. Additionally, the Company pays its related party interest expense in stock purchase warrants. These activities conserve cash despite the losses incurred during the year. Additionally, the Company has been successful in collecting its accounts receivable timely, which also helps with operating cash flow.

Net cash used in investing activities. The fiscal 2008 increase in cash from investment activities was primarily due to refinancing the airplane, resulting in a release from the requirement to hold $150,000 as restricted cash. Capital expenditures were also lower in fiscal 2008 as compared to fiscal 2007.

Net cash used in financing activities. In 2008, the Company obtained additional financing by restructuring the airplane note and receiving additional loans from a related party. These two activities raised an additional $100,000 of funds.

Our principal sources of liquidity have historically been funds generated from operating activities and borrowings from one of our principal shareholders.  As of February 29, 2008, the shareholder has loaned the Company $396,088 at 10% simple interest, repayable after March 1, 2011.   The Company has also accrued $221,170 for interest costs to the related party as of February 29, 2008.  The Company believes that due to the decrease in sales experienced during the fiscal years ended February 29, 2008, additional funding may still be required from the TAM Trust or other shareholders.  During March 2008, the Company received an additional $75,000 in funds from the TAM Trust to continue the development of its new emergency preparedness products.  During April 2008, the TAM Trust committed to providing up to $250,000 in additional funding, if required.  The Company believes it has liquidity and committed funds to meet its operating needs through fiscal 2008.

Capital expenditures.

We do not expect any significant capital expenditures in fiscal 2009, except for additional molds or tooling to supplement our existing capital equipment, which can be funded out of current cash flow.

Research and development.

We are operating in a business that requires extensive and continuing research, development and testing efforts.  However, there is no separate allocation of salaries for Carl Palmer in research and development.   The in-line filter is being redesigned to make it more applicable to field conditions.

Employees.

We anticipate no additional executive and non-executive hiring.  Any projected increase in the business can be handled through the addition of variable and independent plant contractors and outside consultants.

Causes for any material changes from period to period .

In the fiscal year ended February 29, 2008, sales were $858,769 compared to the same period in the prior year with sales of $952,646. Since sales for the fiscal year ended February 29, 2008 have decreased from the fiscal year ended February 28, 2007, Company management believes that the business is prepared to re-grow with both new and current (international and domestic) customers purchasing product. Our experience is that the general market for the sales of pure water increases during the summer months. Our experience to date has not shown measurable increases due to its very limited retail distribution. As previously noted, gross profit margins have increased due to lower outside assembly labor and raw material costs and higher sales prices and overall product mix. At this time, the Company does not know what the impact of the patents expiration will be, as the expiration will not occur for several years. Finally, there are no off-balance sheet arrangements to skew sales.

Any seasonal aspects

We have not experienced seasonal sales spikes in our sales as a result of our very limited retail distribution.

Off-Balance Sheet Arrangements : none

 ITEM 7.    Financial Statements

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Consolidated Financial Statements
Fiscal Years Ended February 29, 2008 and February 28, 2007

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Seychelle  Environmental Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Seychelle Environmental Technologies, Inc. and subsidiary (the Company) as of February 29, 2008, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the fiscal years ended February 29, 2008 and February 28, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seychelle Environmental Technologies, Inc. and subsidiary as of February 29, 2008, and the results of their operations and their cash flows for the fiscal years ended February 29, 2008 and February 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 8 to the consolidated financial statements, effective March 1, 2007, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standard No. 123(R), Share-Based Payment.

As described in Notes 2 and 9 to the consolidated financial statements, effective March 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109."

/S/WINDES & McCLAUGHRY ACCOUNTANCY CORPORATION
Windes & McClaughry Accountancy Corporation
 Irvine, California

May 29, 2008

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
FEBRUARY 29, 2008

ASSETS

Current assets:
Cash and cash equivalents	$19,851
Accounts receivable, net of allowance for doubtful accounts
of $2,094	20,709
Inventory, net	383,372
Prepaid expenses and other current assets	23,386
Asset held for sale	149,111
Total current assets	596,429

Property and equipment, net	112,095
Intangible assets, net	23,468
Other assets	6,624
Total assets	$738,616

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$133,356
Customer deposits	66,951
Accrued interest due to related party	221,170
Notes payable	258,446
Total current liabilities	679,923

Long-term related party notes payable	396,088
Total liabilities	1,076,011

Commitments and contingencies (Note 10)
Subsequent events (Note 13)

Stockholders' deficit:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding as of February 29, 2008	-
Common stock $0.001 par value, 50,000,000 shares authorized, 25,613,670 issued and outstanding as of February 29, 2008	25,614
Additional paid-in capital	6,322,685
Accumulated deficit	(6,685,694)
Total stockholders' deficit	(337,395)
Total liabilities and stockholders' deficit	$738,616

The accompanying notes are an integral part of these consolidated financial statements

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	February 29,	February 28,
	2008	2007

Product sales	$858,769	$842,646
Distribution income	-	110,000
Total sales	858,769	952,646
Cost of sales	491,066	851,970
Gross profit	367,703	100,676
Selling and marketing expenses	33,645	101,338
General and administrative expenses	719,517	847,785
Loss from operations	(385,459)	(848,447)
Interest expense	(55,851)	(632,056)
Interest income	7,887	16,205
Other income	169,961	-
Loss before income tax expense	(263,462)	(1,464,298)
Income tax expense	-	-
Net loss	$(263,462)	$(1,464,298)

Net loss per share:
Basic and Diluted	$(0.01)	$(0.06)

Weighted average shares outstanding:
Basic and Diluted	25,351,604	25,013,807

The accompanying notes are an integral part of these consolidated financial statements

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at February 28, 2006	24,715,010	$24,715	$5,280,340	$(4,957,934)	$347,121

Contributed executive services			10,000		10,000
Issuance of common stock for cash	53,000	53	12,697		12,750
Issuance of common stock in exchange for debt	258,597	259	165,141		165,400
Issuance of common stock for intellectual property	50,000	50			50
Issuance of common stock for compensation	74,289	74	36,526		36,600
Stock based interest expense for warrants issued			466,230		466,230
Stock based officer compensation for warrants issued			135,982		135,982
Net loss				(1,464,298)	(1,464,298)

Balance at February 28, 2007	25,150,896	25,151	6,106,916	(6,422,232)	(290,165)

Contributed executive services			10,000		10,000
Issuance of common stock for compensation	83,500	84	24,545		24,629
Issuance of common stock as partial payment of accounts payable	389,274	389	125,783		126,172
Warrants issued as payment of accrued interest due to related party			60,509		60,509
Warrants issued for services			32,422		32,422
Buy back of common stock	(10,000)	(10)	(37,490)		(37,500)
Net loss				(263,462)	(263,462)

Balance at February 29, 2008	25,613,670	$25,614	$6,322,685	$(6,685,694)	$(337,395)

The accompanying notes are an integral part of these consolidated financial statements

 SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	February 29,	February 28,
	2008	2007

Operating activities:
Net loss	$(263,462)	$(1,464,298)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	43,188	42,560
Provision for allowance for doubtful accounts	2,094	3,988
Compensation and interest exense in stock and warrants	57,051	602,212
Contributed executive services	10,000	10,000
Stock issued for services	-	36,600
Gain on common stock issued as settlement of payables	(47,276)	-
Impairment of intellectual property	-	3,200
Reserve for obsolete and slow moving inventory	(49,785)	216,053
(Gain) loss on disposal of property and equipment	(3,057)	48,673
Effect of changes in:
Accounts receivable	50,071	(43,260)
Inventories	24,776	(182,774)
Prepaid expenses and other current assets	120,805	(98,920)
Asset held for sale	(11,239)	-
Accounts payable and accrued expenses	(17,545)	126,672
Customer deposits	(217,324)	255,227
Accrued interest due to related party	29,918	82,446
Net cash used in operating activities	(271,785)	(361,621)

Investing activities:
Proceeds from sale of property and equipment	3,500	2,500
(Decrease) increase in restricted cash	150,000	(150,000)
Purchase of property and equipment	(17,567)	(67,483)
Increase in intangible assets	(84)	(1,017)
Decrease in other assets	118	-
Net cash used in investing activities	135,967	(216,000)

Financing activities:
Proceeds from the issuance of notes payable	179,500	30,000
Proceeds from the issuance of notes payable to related parties	96,913	-
Payments of notes payable	(137,467)	(63,975)
Proceeds from the sale of common stock	-	12,750
Payments for buy back of common stock	(20,000)	-
Net cash provided by financing activities	118,946	(21,225)
Net decrease in cash	(16,872)	(598,846)
Cash, beginning of period	36,723	635,569
Cash, end of period	$19,851	$36,723

Supplemental disclosures of cash flow information:
Cash paid for interest	$25,933	$10,987
Cash paid for income taxes	$-	$4,800
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for services	$24,629	$36,600
Common stock issued for settlement of debt and accounts payable	$173,448	$165,388
Warrants issued as payment of accrued interest	$60,509	$-
Purchase of property and equipment with debt	$-	$136,413
Common stock issued for purchase of technology	$-	$16,100

The accompanying notes are an integral part of these consolidated financial statements

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 29, 2008

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

Management’s Plan

As reflected in the accompanying consolidated financial statements, the Company has experienced recurring losses from operations and has an accumulated deficit of $6,685,694 as of February 29, 2008. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and ultimately generate positive cash flows from operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

Management’s plan regarding these matters is to develop a reliable source of revenues, and achieve a profitable level of operation. As of February 29, 2008 the Company had $19,851 in cash, a backlog of $162,000 in unshipped products and $20,000 of available borrowings under its line of credit. Over the next twelve months, management believes that sufficient working capital will be obtained from a combination of revenues and external financing. However, additional funding may still be required from the TAM Irrevocable Trust (TAM Trust), a related entity, or other shareholders. During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding, if required. Available borrowings under this commitment as of February 29, 2008 were approximately $153,000.  In April 2008, the TAM Trust committed to fund up to an addition $250,000 under similar terms as the current amount outstanding.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 29, 2008

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of SET and its wholly owned subsidiary, SWT, (collectively the Company). All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, sales returns, stock based compensation, inventory reserves, valuation allowances for property and equipment and intangible assets, deferred income tax valuation allowances and litigation. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased.  The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits.  The Company has not experienced any losses related to this concentration of risk.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Trade receivables generally are due in 30 days. Credit losses have consistently been within management’s expectations. An allowance for doubtful accounts is recorded when it is probable that all or a portion of trade receivables balance will not be collected.

As of February 29, 2008, the Company had four customers which accounted for 28%, 26%, 19% and 13% of net accounts receivable.  The Company had two customers during the fiscal year ended February 29, 2008 that accounted for 26% and 18% of total sales.  The Company had two customers during the fiscal year ended February 28, 2007 that accounted for 39% and 14% of total sales.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis; and the inventory is comprised of raw materials and finished goods. There was no work in process at February 29, 2008.  Raw materials consist of fittings, caps and other components necessary to assemble the Company’s finished goods.  Finished goods consist of water bottles and other filtration systems that are available for shipment to customers.  Finished goods include the costs of materials, labor and an allocation of overhead.  Total overhead allocated to inventory as of February 29, 2008 amounted to $134,555.

At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence.  This evaluation includes an analysis of sales levels by product type.  Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory.  Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory.  The Company’s reserve for excess and obsolete inventory amounted to $193,645 as of February 29, 2008.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 29, 2008

Asset Held For Sale

As of February 29, 2008, the Company’s asset held for sale consisted of an airplane, which is stated at the lower of its carrying value or estimated fair value less cost to sell.  The Company determined that the airplane is no longer necessary in performing sales activities and has committed to sell it.  The airplane was purchased during August 2006.  The Company expects to dispose of this asset within the next twelve months and does not expect any material loss on the disposition.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets.  The estimated useful lives used in determining depreciation are three to five years for tooling, five years for computers and vehicles, and five to seven years for furniture and equipment. Management evaluates useful lives regularly in order to determine recoverability taking into consideration current technological conditions.

Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed, and any resulting gain or loss is recorded. Fully depreciated assets are not removed from the accounts until physical disposition.

Intangible Assets

Intangible assets include patents and purchased product rights and technology costs. All patents and purchased product rights and technology costs are capitalized and amortized over the expected economic life of five years using the straight-line method.  The Company assesses whether there has been a permanent impairment of the value of intangible assets by considering factors such as expected future product revenues, anticipated product demand and prospects and other economic factors.

Long-Lived Assets

In accordance with FASB Statement No. 144 (Statement 144), Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Customer Deposits

Customer deposits represent advance payments received for products and are recognized as revenue in accordance with the Company’s revenue recognition policy.

Fair Value of Financial Instruments

For certain financial instruments, including accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities. In the case of the notes payable, the interest rate on the notes approximates the market rate of interest for similar borrowings. Consequently the carrying value of the notes payable also approximates the fair value. It is not practicable to estimate the fair value of the related party notes payable due to the relationship of the counterparty.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 29, 2008

Operating Segments

The Company operates in one operating segment.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, title has passed, the price to the buyer is fixed or determinable and collectability is reasonably assured.  These criteria are typically met when the product is shipped. Revenue is not recognized at the time of shipment if these criteria are not met.

Certain of the Company’s sales include a right for the customer to return the product if they are not satisfied.  The Company has an unconditional return policy for the first 90 days.  Customers may return the product for a full refund, or they may receive a replacement at no charge. The same policy applies to any product sold from the period 91 days after purchase to one year, for any defects in materials or workmanship.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, the Company makes periodic assessments of return activity and if necessary records a reserve for product returns.

During the year ended February 28, 2007, the Company functioned as a broker between a customer and a vendor. Since the Company has no risk of inventory ownership, the Company recorded its distribution income at the net amount received in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.  There was no distribution income recorded during the fiscal year ended February 29, 2008.

Cost of Sales

Cost of sales is comprised primarily of the cost of purchased product, as well as labor, inbound freight costs and other material costs required to complete products. Overhead costs such as rent, depreciation, purchasing and inspection costs are allocated between production and administrative costs. The costs allocated to production are capitalized into inventory and recognized as cost of sales as the related products are sold.

Shipping and Handling

All amounts billed to customers relating to shipping and handling are reported as a component of product sales. Costs incurred by the Company for shipping and handling, including transportation costs paid to third party shippers, are reported as a component of cost of sales.

Sales Tax

The Company collects sales tax in various jurisdictions. Upon collection from customers, it records the amount as a payable to the related jurisdiction. On a periodic basis, it files a sales tax return with the jurisdictions and remits the amount indicated on the return. Any difference between what it collected and what it remits to the taxing authorities is recorded on a net basis into operations.

Advertising Expenses

Advertising expenses are expensed as incurred.  Total advertising expenses amounted to $12,161 and $44,072 for the fiscal years ended February 29, 2008 and February 28, 2007, respectively, and are included in selling and marketing expenses in the accompanying consolidated statements of operations.

Research and Development

Research and development costs are expensed as incurred and amounted to $1,940 and $7,105 for the fiscal years ended February 29, 2008 and February 28, 2007, respectively. These costs are included in general and administrative expenses in the accompanying consolidated statements of operations.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 29, 2008

Share Based Payment

On March 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share Based Payment, (SFAS No. 123(R)) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains services in share based payment transactions. SFAS No. 123(R) requires entities to measure the cost of services received in exchange for an award of equity instruments, including stock options and warrants, based on the grant date fair value of the award and to recognize it as compensation expense over the period required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) superseded the Company’s previous accounting under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees.

The Company adopted SFAS No. 123(R) on March 1, 2006 using the modified prospective transition method. Consequently, the Company’s consolidated financial statements as of and for the fiscal years ended February 29, 2008 and February 28, 2007 reflect the impact of SFAS No. 123(R).

In accordance with SFAS No. 123(R), the fair value of share based awards is calculated using the Black Scholes option-pricing model. This model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. As such, the values derived from using that model can differ significantly from other methods of valuing the Company’s share based payment arrangements. The Black Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  These factors could change in the future, affecting the determination of share based payment expense in future periods.

The weighted average fair value of stock based compensation is based on the single option valuation approach.  The Company applied an estimated forfeiture rate of 0% for officer grants, as the vesting periods are substantially complete.  As of February 29, 2008, there were no warrants granted to non-officers of the Company and therefore, no forfeiture rate was utilized.  The estimated fair value of share based compensation awards is amortized using the straight line method over the vesting period of the warrants or restricted common shares, as such method is consistent with the officer's contractual obligation.  The Company’s fair value calculations for share based compensation awards for the fiscal years ended February 29, 2008 and February 28, 2007 were based on the following assumptions.

	Years Ended
	February 29,	February 28,
	2008	2007

Expected life in years	2	1.25 - 3.75
Stock price volatility	167%	235 - 323%
Risk free interest rate	2.3 - 3.1%	3.5%
Expected dividends	None	None
Forfeiture rate	0%	0%

The assumptions used in the Black Scholes models referred to above are based upon the following data: (1) The expected life of the warrant is estimated by considering the contractual term of the warrant, the vesting period of the warrant, the officer’s expected exercise behavior and the officer’s post-vesting turnover rate, if any. (2) The expected stock price volatility of the underlying shares over the expected term of the warrants is based upon historical share price data. (3) The risk free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying warrants. (4) Expected dividends are based on historical dividend data and expected future dividend activity. (5) The expected forfeiture rate is based on historical forfeiture activity and assumptions regarding future forfeitures based on the composition of current grantees.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 29, 2008

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) as of March 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses.

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of outstanding common shares (restricted and free trading) during the periods presented. Basic loss per share and diluted loss per share are the same amount because the impact of additional common shares that might have been issued under the Company’s outstanding and exercisable warrants would be anti-dilutive.

There were 6,215,642 and 6,209,539 potentially dilutive shares that were excluded from the shares used to calculate diluted loss per share for the years ended February 29, 2008 and February 28, 2007, respectively, as their inclusion would reduce the net loss per share.

Concentrations

The Company has an agreement for a third party to manufacture the Company’s component parts in China. As of February 29, 2008 and February 28, 2007, the Company had prepaid inventory in China of approximately $2,000 and $137,000, respectively. For the fiscal years ended February 29, 2008 and February 28, 2007, this vendor accounted for approximately 77% and 47%, respectively, of total raw material purchases.

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.  Specifically, we have reclassified $48,443 of direct labor costs from general and administrative to cost of sales. We have also grossed-up our deferred tax assets to better reflect the actual deferred tax assets at February 28, 2007. These reclassifications have no impact on the previously reported financial condition, net loss or cash flows.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 160, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 29, 2008

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 29, 2008

NOTE 3:   INVENTORY

The Company’s inventory consisted of the following at February 29, 2008:

Raw materials	$210,417
Finished goods	366,600
577,017
Reserve for obsolete and slow moving inventory	(193,645)
$383,372

NOTE 4:   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at February 29, 2008:

Tooling	$285,242
Equipment	26,654
Vehicles	10,000
Furniture and fixtures	15,775
Computer equipment	15,124
Leasehold equipment	4,710
357,505
Less: accumulated depreciation
and amortization	(245,410)

$112,095

Fixed assets outside the United States included $88,739 in tooling costs located in China at February 29, 2008. Depreciation expense for the fiscal years ended February 29, 2008 and 2007 was $43,229 and $41,552, respectively.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 29, 2008

NOTE 5:    INTANGIBLE ASSETS

The following is a summary of intangible assets at February 29, 2008:

Redi Chlor brandname and trademark	$16,100
Hand pump	8,000
Patents	12,727
36,827
Less: accumulated amortization	(13,359)

$23,468

During the fiscal year ended February 29, 2007, the Company wrote off its "bottoms up" patent as the patent had expired and recorded an impairment loss of approximately $3,200.  Amortization expense related to intangibles was $7,160 and $1,008 during the years ended February 29, 2008 and February 28, 2007, respectively.

The patents expire in nine to ten years, however they and the other intangible assets are amortized over their estimated useful economic lives of five years. Amortization expense for the next five years and thereafter is estimated as follows.

Year Ending
February 28,

2009	$7,366
2010	5,606
2011	5,145
2012	5,145
2013	206

Total	$23,468

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 29, 2008

NOTE 6:    NOTES PAYBLE

Notes payable outstanding as of February 29, 2008 consisted of the following:

Line of credit with a bank with a maximum borrowing of $100,000 extending through June 2008. The line of credit is collateralized by all business assets. Any principal amounts outstanding accrue interest at the bank's index rate (6.25% as of February 29, 2008) plus 2% per annum. Total available borrowings as of February 29, 2008 amounted to $20,000. This line of credit is due in June 2008. The line of credit does not contain any restrictive financial covenants and the Company intends to renew the line of credit for another year when it becomes due.	$80,000

Note payable due to a financial institution, collateralized by the Company's airplane, with interest at 7.375% per annum and due in monthly payments through September 2032. As the Company expects to dispose of the airplane within the next twelve months and use the proceeds to pay off the balance of the note payable, the amounts have been classified as a current liability on the accompanying consolidated balance sheet.	138,446

Bridge note payable received from an individual in February 2008, due within six months after issuance and earning no interest. The outstanding amount has been converted to common stock subsequent to February 29, 2008 (see Note 13).	40,000

$258,446

All of the above notes payable are recorded as current liabilities as of February 29, 2008.

NOTE 7:   RELATED PARTY NOTES PAYABLE AND ACCRUED INTEREST

At February 29, 2008, the Company had outstanding notes payable from the Company’s primary investor (the TAM Trust) totaling $396,088. These notes bear interest at 10% per annum.  The advances are not repayable until after March 1, 2011 and the repayment of is subordinate to the Company’s line of credit and note payable to a financial institution (see Note 6).

As of February 29, 2008, accrued interest on the related party notes payable amounted to $221,170, which is included in accrued interest due to related party on the accompanying consolidated balance sheet.

On December 19, 2007, the Company granted 250,000 warrants to purchase the Company’s common stock at an exercise price of $0.19 per share as partial payment of accrued interest.  On January 24, 2008, the Company granted an additional 107,221 warrants to purchase the Company’s common stock at an exercise price of $0.29 per share as payment of accrued interest. The total value of the warrants amounted to $60,509 using the Black Scholes option pricing model, which has been recorded as a reduction of the accrued interest due to related party.

During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding, if required, to help fund the operations of the Company.  Through February 29, 2008, approximately $153,000 of the original $250,000 was still available to the Company (see Note 13).

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 29, 2008

NOTE 8:   EQUITY TRANSACTIONS

Restricted Stock Grants

On June 27, 2007, the Company granted 42,500 restricted shares of common stock to employees as payment for services over the next 24 months.  The shares vest and will be distributed in equal installments over the two-year service period ended June 2009.  As of the grant date, the market value of the shares granted amounted to $17,000.  The Company is amortizing the fair market value of the shares as compensation expense over the two-year vesting period.  Total compensation expense relating to these shares recorded for the year ended February 29, 2008 amounted to $5,667.

On October 23, 2007, the Company granted 41,000 restricted shares of common stock to employees as a bonus.  As of the grant date, the market value of the shares granted amounted to $15,170.  The shares vested immediately and the fair market value of the shares was recorded as compensation expense during the year ended February 29, 2008.

During the year ended February 29, 2008, the Company recognized compensation expense of $3,792 relating to restricted shares of common stock granted to employees during the year ended February 28, 2007.  These restricted shares were all fully vested and expensed as of February 29, 2008.

During the year ended February, 29, 2008, the Company granted 389,274 restricted shares of common stock to a vendor as payment of accounts payable.  The total value of the services provided amounted to $173,448.  The market value of the shares granted amounted to $126,173.  The gain on the shares issued as payment for services amounted to $47,276 was recorded as a reduction of general and administrative expenses in the consolidated statement of operations for the year ended February 29, 2008.

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

A summary of restricted stock grant activity is as follows.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 29, 2008

		Weighted-
		Average
	Restricted	Grant Date
	Shares	Fair Value

Outstanding at March 1, 2006	915,187	$0.24
Granted	-	-
Forfeited	-	-
Vested	(915,187)	0.24
Outstanding at February 28, 2007	-	-
Granted	472,774	0.33
Forfeited	-	-
Vested	(444,441)	0.33
Outstanding at February 29, 2008	28,333	0.40

As of February 29, 2008, the Company had a total of 28,333 unvested restricted shares outstanding, which vest through June 2009.  The total unrecognized compensation expense as of February 29, 2008 to be recognized over this period amounted to $11,333.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 29, 2008

On July 25, 2006, the Company granted a consultant 100,000 warrants to purchase restricted shares of the Company’s common stock at an exercise price of $0.40 per share for services rendered.  The warrants become fully vested August 1, 2008 and expire August 1, 2010.  The grant date fair value of the warrants was $39,320 using the Black Scholes option pricing model. The warrants resulted in expenses of $6,326 during the fiscal year end February 28, 2007 and $21,818 during the fiscal year ended February 29, 2008.

On December 19, 2007, the Company granted two of its officers an aggregate total of 350,000 warrants to purchase restricted common stock of the Company at an exercise price of $0.19 per share for management services provided.  These warrants become fully vested on December 1, 2008 and expire December 1, 2010.  The grant date fair value of the warrants was $51,250 using the Black Scholes option valuation model. The warrants resulted in compensation expense of $10,604 during the fiscal year ended February 29, 2008.

On December 19, 2007 and January 24, 2008, the Company granted an aggregate total of 357,221 warrants to purchase restricted common stock of the Company as payment of accrued interest (see Note 7).  These warrants become fully vested on December 1, 2008 and expire December 1, 2010.

As of February 29, 2008, total unrecognized compensation expenses related to unvested stock warrants was approximately $41,000, which is expected to be recognized as an expense over the period ending December 2008.

A summary of warrant activity for the fiscal years ended February 29, 2008 and February 28, 2007 are as follows.

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price

Outstanding at March 1, 2006	6,000,000	$0.23
Granted	100,000	0.40
Exercised	-	-
Forfeited	-	-
Outstanding at February 28, 2007	6,100,000	0.23
Granted	707,221	0.21
Exercised	-	-
Forfeited	-	-
Outstanding at February 29, 2008	6,807,221	0.23

Vested or expected to vest at February 29, 2008	6,807,221	0.23

Exercisable at February 29, 2008	6,000,000	0.23

The following table summarizes significant ranges of outstanding warrants as of February 29, 2008:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise		Remaining	Exercise	Number	Exercise
	Number	Life (Years)	Price	Outstanding	Price

$0.19	600,000	2.76	$0.19	-	$0.19
0.23	6,000,000	0.75	0.23	6,000,000	0.23
0.29	107,221	2.76	0.29	-	0.29
0.40	100,000	2.42	0.40	-	0.40
	6,807,221		$0.23	6,000,000	$0.23

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 29, 2008

Contributed Executive Services

As the President of the Company has decided not to accept his salary until the Company has become profitable, the Company recorded $10,000, the contractual value of these services, as additional paid in capital in the accompanying consolidated statements of changes in stockholders’ deficit for the fiscal years ended February 29, 2008 and February 28, 2007, respectively.

NOTE 9:   INCOME TAXES

The components of the provision for income taxes for the fiscal years ended February 29, 2008 and February 28, 2007 are as follows:

	Years Ended
	February 29,	February 28,
	2008	2007
Deferred
Federal	$77,045	$136,173
State	21,975	456,335
	99,020	592,508
Change in Valuation Allowance	(99,020)	(592,508)

Provision	$-	$-

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	Years Ended
	February 29,	February 28,
	2008	2007

Federal statutory rate	-34.00%	-34.00%
State taxes - net of federal benefit	-5.61%	-5.80%
Meals and entertainment	0.62%	0.40%
Contributed Services	0.66%	0.23%
Penalties	0.03%	0.00%
Change in valuation allowance	38.31%	39.17%

	0.00%	0.00%

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 29, 2008

Significant components of deferred tax assets and (liabilities) are as follows:

	February 29,	February 28,
	2008	2007

Net operating loss	$1,745,026	$1,605,861
Interest to related parties	94,749	107,854
Inventory reserve	82,958	104,286
Fixed assets and intangibles	116,019	140,617
Tax credits	16,348	16,348
Accrued expenses	1,769	-
Warrant amortization	473,608	449,168
Other	148	-

Total deferred tax assets	2,530,625	2,424,134

Deferred tax liabilities - State taxes	(130,613)	(123,142)

Net deferred tax asset	2,400,012	2,300,992
Valuation Allowance	(2,400,012)	(2,300,992)

Net	$-	$-

At February 29, 2008, the Company has net operating loss carry forwards for income tax reporting purposes of approximately $4,490,000 and $2,480,000 available to offset future federal and California taxable income, respectively. Based on current tax law, the Company’s federal and state net operating loss carry forwards will begin to expire in the year ending February 28, 2013 and 2011, respectively.

At February 29, 2008, the Company had available tax credit carry forwards comprised of federal and state research credits of approximately $10,000 and $6,200, respectively. The federal research credit carry forwards will begin to expire in the year ending February 28, 2013 and the state research credit will be carried forwarded until exhausted.

We periodically evaluate the likelihood of the realization of deferred tax assets, and adjust the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. We consider many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry forward periods available to it for tax reporting purposes, and other relevant factors.

At February 29, 2008, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was not more likely that its deferred tax assets would not be realized and has recorded a $2.5 million valuation allowance associated with its deferred tax assets.

On March 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income taxes (FIN 48).  FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 29, 2008

Upon adoption of FIN 48, there was no impact to the Company's consolidated financial statements.  In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance.  The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.  The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its statements of operations.  Accrued interest on uncertain tax positions is not significant.  There are no penalties accrued as of February 28, 2008.  The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2004 – 2006
California	2003 - 2006

As the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

NOTE 10:    COMMITMENTS AND CONTINGENCIES

The Company leases an office and production facility under an operating lease that expires in August 2009.  The Company also leases office equipment under an operating lease that expires in September 2010.  Total rent expense amounted to $104,076 and $96,081 for the fiscal years ended February 29, 2008 and February 28, 2007, respectively.

Future minimum base lease payments are as follows:

Year Ending
February 28,

2009	$83,412
2010	43,668
2011	2,289
Total	$129,369

Legal Proceedings

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

In May 2007, the Company settled a legal dispute which resulted in the Company receiving a total cash payment of $168,000.  This was a matter involving the potential infringement of proprietary rights of the Company.  No litigation was involved and the settlement was informally negotiated. Neither party admitted liability and all parties released all claims with respect to each other.  The cash payment was recorded as other income in the accompanying consolidated statement of operations for the year ended February 29, 2008.

Significant Agreements

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 29, 2008

In June 2002 the Company entered into a license agreement for a product known as the “Hand Held Pump Technology.”  The Company licensed all proprietary rights associated with this technology.  The Company will pay a 2% royalty on its gross sales for the technology during the term of the license agreement. The license agreement is for an initial term of five years, with five successive five-year renewals.  This technology has resulted in a product called Pump N’ Pure which allows the user to draw filtered water from virtually any container or location.  The Company has commenced marketing the Hand Held Pump as part of its Aqua Gear product line to the United States sporting goods industry.

During July 2006, the Company signed a second exclusive license agreement for a patent and ownership of the trademark Aqua Gear. The Company will pay a 2% royalty on net sales for this technology up to $120,000 and 1% thereafter.  The license agreement shall continue indefinitely unless terminated due to a default or breach of the agreement. Products affected include all Aqua Gear trademarked filter bottles and flip up bottles sold in the product line.  As of the date of this document, approximately $18,300 in royalties has been paid under these license agreements.

During April 2006, the Company issued 50,000 common shares with an approximate value of $16,100 for the Redi Chlor brand name, trademark and the use of the EPA Registration Number 55304-4-7126. During the fiscal year ended February 28, 2007, the Company commenced selling the Redi Chlor brand name water chlorine tablets to consumers, dealers, distributors and manufacturers. In connection with this agreement, the Company is also obligated to remit a 10% commission on net sales, as defined, of the existing product, or any new products sold directly by the Company, and 10% on any product sold by the counterparty on behalf of Seychelle.  The agreement is for the life of the Company.  Through February 29, 2008, the Company has paid $2,683 in royalties under this agreement.

NOTE 11:   RELATED PARTY TRANSACTIONS

The Company has certain notes payable and accrued interest payable to a related party (see Note 7 and 13).

During October 2006, and continuing through December 2007, the Company paid a monthly monitoring fee of $5,000 to a related party.  Total fees paid to the related party aggregates $50,000 and $37,000 during the years ended February 29, 2008 and February 28, 2007, respectively, and are included as a component of general and administrative expenses on the consolidated statements of operations.

During October 2006, the Company commenced paying a monthly stipend of $2,500 to J. Place and D. Parsons, executive officers of the Company, through December 2007.  The Company has recorded compensation expense for these services in the accompanying consolidated statements of operations.

The Company has an employment agreement with the company President (see Note 10).

NOTE 12:   GEOGRAPHIC AREAS

The Company sells its products throughout the United States and internationally. Geographic information for the fiscal years ended February 29, 2008 and February 28, 2007 is as follows:

	2008	2007
Water filtration products sold to
external customers (1) in:
The United States	$800,277	$870,772
China	5,021	36,564
Asia, except China	27,495	35,917
United Kingdom	12,808	3,109
Other countries	13,168	6,284

Total	$858,769	$952,646
           _____________________

  (1)    Sales to external customers are based on the country of residence of the customer.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 29, 2008

Long lived assets at February 29, 2008 are in the following geographic areas:

	United
	States	China	Total

Property and equipment, net	$49,624	$62,471	$112,095
Intangible assets	23,468		23,468
Other assets	6,624		6,624
	$79,716	$62,471	$142,187

NOTE 13:    SUBSEQUENT EVENTS

In March 2008, the Company borrowed an additional $20,000 from its available line of credit (Note 6).  After the additional borrowing, the Company has no remaining available borrowings under the line of credit.

In March 2008, the Company borrowed an additional $75,000 from a related party (the TAM Trust), under similar terms as the Company’s current outstanding notes payable (Note 7).  In April 2008, the TAM Trust committed to funding up to an additional $250,000 under similar terms as the current amounts outstanding.

In March 2008, the Company issued 133,333 shares of restricted common stock as repayment of a bridge note payable outstanding in the amount of $40,000 (Note 6).

In March 2008, the Company issued 15,000 shares of common stock as payment of accrued interest to related party.

In April 2008, the Company issued 1,000,000 warrants with an exercise price of $0.33 in payment of accrued interest. The total grant date fair value of the warrants was $227,000 which was calculated using the Black Scholes option pricing model.

In April 2008, the Company issued 700,000 warrants to two executives with an exercise price of $0.33 for payment of expanded management services. The total grant date fair value of the warrants was $159,000 which was calculated using the Black Scholes option pricing model and will be amortized over the two year service period for which the warrants were granted.

ITEM 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 8A.   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of February 29, 2008.  Accordingly, we concluded that our disclosure controls and procedures were not effective as of February 29, 2008.

Our internal control over financial reporting (ICFR) are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.            provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
iii.           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded, as of February 29, 2008, we did not maintain effective control over the financial reporting process because of the following:

1.            A shortage of qualified information technology and financial reporting personnel due to limited financial resources and number of locations created an adjustment to our consolidated financial statements for fiscal 2008, which was not detected initially by management.
2.            The Company did not maintain effective controls to ensure there is timely analysis and review of accounting records, spreadsheets, and supporting data.  This control deficiency did not result in audit adjustments to the fiscal 2008 interim or annual consolidated financial statements.  However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected by employees in the normal course of their assigned functions.   Accordingly, management has determined that this control deficiency constitutes a material weakness.
3.            The Company did not effectively monitor access, maintain effective controls over change management and operational controls related to certain financial application data and operating systems.  These control deficiencies did not result in audit adjustments to the fiscal 2008 interim or annual consolidated financial statements. However, these control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected  by employees in the normal course of their assigned functions.  Accordingly, management has determined that these control deficiencies constitutes a material weakness.
4.            The Company does not maintain a sufficient level of IT personnel to execute general computing controls over our information technology structure, which include the implementation and assessment of information technology policies and procedures. This control deficiency did not result in an audit adjustment to the fiscal 2008 interim or annual consolidated financial statements, but could result in a material misstatement of significant accounts or disclosures, which would not be prevented or detected by employees in the normal course of their assigned functions.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Management has determined that these control deficiencies constituted material weaknesses in our internal control over financial reporting as of February 29, 2008. A material weakness is a control deficiency, or combination of control deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Remediation of Material Weakness

As discussed in Management’s Annual Report on Internal Control over Financial Reporting, as of February 29, 2008, there were material weaknesses in our internal control over financial reporting. To the extent reasonably possible in our current financial condition, we have authorized the addition of additional information technology and financial consultants to ensure that there are sufficient resources within the department to prepare our interim and annual consolidated financial statements and disclosures in accordance with accounting principles generally accepted in the United States of America.  We are taking steps to create more compensating controls in the financial statement close process to ensure that there is adequate review and approval by management.

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of February 29, 2008. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that our internal control over financial reporting will prevent or detect all errors.  We intend to continue to evaluate and strengthen our ICFR systems. These efforts require significant time and resources.  If we are unable to establish adequate ICFR systems, we may encounter difficulties in the audit or review of our consolidated financial statements by our independent registered public accounting firm which in turn may have a material adverse effect on our ability to prepare consolidated financial statements in accordance with U. S. GAAP and to comply with our SEC reporting obligations.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.   Other Information

Not Applicable

PART III

ITEM 9.   Directors, Executive Officers, Promoters, Control Persons; Corporate Governance; Compliance with Section 16 (a) of the Exchange Act

Our Directors and Executive Officers, their ages and positions held in the Company as of February 29, 2008 are as follows:

NAME	AGE	POSITION HELD

Carl Palmer	73	President, Chief Executive Officer and Director
Richard Parsons	73	Executive Vice President, Secretary and Director
James Place	69	Chief Operating Officer, Chief Financial Officer, Treasurer

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

James Place. Mr. Place has been Treasurer, COO and a Director of our Company since November 2004. In March 2005, he assumed additional responsibilities for manufacturing, operations and became the Chief Financial Officer (CFO). In November 2004, he joined the Company as Chief Operating Officer.   He has over 30 years experience in food, beverages and bottled water. While at Arrowhead, he took the liter, still and sparkling water business from $10 million to $75 million in 5 years. Mr. Place also had extensive marketing, new product development and operating experience with Fortune 100 companies such as Carnation, Kerr Glass and Hunt-Wesson. Mr. Place was Vice President and General Manager of the Grocery Products Division at Arrowhead from 1981 to 1988, a Vice President of Sales/Marketing - New Products at Kerr Glass from 1988 to 1990, Manager, New Products at Carnation from 1979 to 1981 and Sales/Marketing Manager at Hunt-Wesson Foods from 1970 to 1976.

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

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company during the fiscal year ended February 29, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with. Messrs. Place and Parsons and the TAM Trust did not timely file certain  Form 4 reports but have all filed Forms 5 with respect to their securities transactions.

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

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)(9)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Carl Palmer President & CEO Director	2008 2007 2006	$10,000(2) $10,000(2) $10,000(2)	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	0 0 0	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00
Richard Parsons (1) Executive VP Director	2008 2007 2006	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $ 0.00	(3)(5) (3)(5) (3)(5)(7)	(4)(6) (4)(6) (4)(6)	$0.00 $0.00 $0.00	$23,883(8) $12,500(8) $0.00
James Place (1) COO Director	2008 2007 2006	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$ 0.00 $ 0.00 $ 0.00	(3) (3) (3)	(4) (4)(6) (4)(6)	$0.00 $0.00 $0.00	$14,160(8) $12,500(8) $0.00

___________________

(1)	Elected to Board of Directors during November 2004.

(2)
Effective December 1, 2001, the Company entered into an employment agreement with the President of the Company.  The President of the Company has decided not to accept his salary until the Company becomes profitable.

(3)
During November 2004, Messrs. Parsons and Place were granted 240,000 shares of restricted common stock, which vest over two years beginning December 1, 2004.  The estimated fair market value of the stock as of November 30, 2004 was $225,600. The Company amortized the estimated fair market value of the unearned compensation over the two-year vesting period.  On March 1, 2006, the Company adopted SFAS No. 123(R), which required the Company to revalue the non-vested portion of this grant.  As of March 1, 2006, the unearned compensation relating to this grant was decreased by approximately $50,500.   The Company has recorded compensation expense of approximately $4,000 and $75,200 for the fiscal years ended February 29, 2007 and 2006, respectively.

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

(8)
During October 2006, the Company commenced paying a monthly stipend of $2,500 to J. Place and D. Parsons through December 2007.  The Company recorded compensation expense of $38,043 and $25,000 for the fiscal year ended February 29, 2008 and February 28, 2007, respectively.

(9)
Restricted Stock (RS)– Awards of restricted stock are valued by multiplying the number of shares granted by the closing price on the date of grant, minus any consideration paid by the named executives.  Holders of restricted stock have voting and dividend rights with respect to their restricted shares.  To date, the Company has not declared or paid any dividends.

Restricted Stock – Year End Holdings and Value.  At February 29, 2008, the named executive officers held the total number of shares of restricted stock indicated in the following chart.  The year-end value of the total number of restricted shares, as indicated below, is based on the closing price of the Company’s stock on February 29, 2008 ($0.41).

Name	Grant date	Type	Vesting Schedule	Restricted Shares Awarded	Grant Date Price	Grant Date Value	Total Restricted Shares at February 29, 2008	Year End Value
Richard Parsons	11/30/2004	RS	33.3% on 12/1/04; 33.3% on 12/01/05; 33.3% on 12/1/06	240,000	$0.03	$112,800	240,000	$ 46,248

Richard Parsons	03/29/2005	RS	33.3% on 12/1/04; 33.3% on 12/01/05; 33.3% on 12/1/06	316,312	$0.03	$ 79,100	316,312	$129,688

James Place	11/30/2004	RS	33.3% on 12/1/04; 33.3% on 12/01/05; 33.3% on 12/1/06	240,000	$0.03	$112,800	240,000	$ 46,248

OPTION/SAR GRANTS IN LAST FISCAL YEAR. The Company granted no options during the fiscal years ended February 29, 2008 and 2007. The Company had no options outstanding as of the fiscal year ended February 29, 2008.

AGGREGATED OPTIONS/SARS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES. There were no outstanding options as of the fiscal year ended February 29, 2008.

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

DIRECTOR COMPENSATION. The Company did not pay any compensation to any of its directors in fiscal 2008,2007, or 2006.

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

Warrant exercises in last fiscal year

The following table provides information concerning stock warrants exercised during the fiscal year 2008 and exercisable and unexercisable stock warrants held by the executive officers named in the Summary Compensation Table:

[Missing Graphic Reference]

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of February 29, 2008, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. As of February 29, 2008 there were total of 25,613,670,  common shares were issued and outstanding and 6,807,221, warrants for a total of 32,417,891 shares.

NAME AND ADDRESS	AMOUNT AND NATURE OF		PERCENT OF
OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP (1)(2)(4)		CLASS

The TAM Irrevocable Trust	13,082,799	(3)	40.36%
4012 S. Rainbow #K111
Las Vegas, NV 80103-2012

Carl Palmer	-0-		-0-
251 Jeanell Dr., Ste 3
Carson City, NV 89703

Richard Parsons	1,601,312		4.94%
251 Jeanell Dr., Ste 3
Carson City, NV 89703

James Place	1,055,000		3.25%
251 Jeanell Dr., Ste 3
Carson City, NV 89703

All officers and directors as a Group (three persons)	2,656,312		8.19%
_______________

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

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

During November 2004, the Company entered into employment agreements with Messrs. Parsons and Place to provide management services for the Company as Executive Vice President and Chief Operating Officer, respectfully. As consideration for services to be rendered, the Messrs. Parsons and Place received 480,000 restricted shares of the Company’s common stock. The common shares were distributed in equal installments commencing on December 1, 2004, 2005 and 2006. ..

As the February 29, 2008 and 2007, the Company had received advances of $396,088 and $299,175 from the TAM Trust in which Cari Beck, is the trustee as well as a daughter of Carl Palmer an officer and Board member. These advances bear interest at 10%. As of February 29, 2008, $299,175 of these advances is not repayable until after March 1, 2011. During the fiscal year  ended February 28, 2007, the Company decided to pay down approximately $64,000 in notes payable from excess cash.

As of February 29, 2008 and February 28, 2007, accrued interest on these advances was approximately $221,170 and $251,800, respectively, and is included in accrued interest due to related party in the accompanying consolidated balance sheet.

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

PART IV

ITEM 13.   Exhibits List

(a) Exhibits

Exhibit No.	Description
2A*	Plan of Exchange between Seychelle Environmental Technologies, Inc. and Seychelle Water Technologies, Inc. dated January 30, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3A*	Articles of Incorporation dated January 23, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3B*	Articles of Merger of Royal Net, Inc. into Seychelle Environmental Technologies, Inc as filed with Form 10-SB 12 G on February 8, 2000.

3C*	Amendment to Articles of Incorporation re: Series "A" Preferred Stock as of January 31, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3D*	Amendment to Articles of Incorporation re: Series "AA" Preferred Stock as of June 5, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3E*	Amendment to Articles of Incorporation re: Series "AAA" Preferred Stock as of February 18, 1999 as filed with Form 10-SB 12 G on February 8, 2000.

3F*	Bylaws as filed with Form 10-SB 12 G on February 8, 2000.

10A*	Purchase Agreement with Aqua Vision as filed with Form 10-SB 12 G on February 8, 2000.

10B*	Amended Purchase Agreement with Aqua Vision as filed with Form 10-SB 12 G on February 8, 2000.

10C*	2000 Stock Compensation Plan I, dated July 1, 2000 as filed with Registration Statement on Form S-8 on August 31, 2000.

10D*	2002 Stock Compensation Plan I, dated February 12, 2002 as filed with Registration Statement on Form S-8 on February 27, 2002.

10E*	Purchase Agreement with Aqua Gear as filed with Annual Report on Form 10-KSB on June 14, 2002.

10F*	Employment Contract with Carl Palmer as filed with Annual Report on Form 10-KSB on June 14, 2002.

10G*	Management Consulting Contract with Richard Parsons

10H*	Management Consulting Contract with James Place

10I*	Joint Venture Agreement with Huanghua Plastic Co. Ltd. dated September 1, 2005

10J*	ABMS Health Care Pvt. Ltd. Distribution Rights Agreement dated April 1, 2006

10K*	Confident, Inc. Exclusive Distribution Rights Agreement dated January 1, 2006

10L*	Continental Technologies. Inc., Purchase Agreement dated April 26, 2006

10M*	Promissory Note to TAM Irrevocable Trust dated May 1, 2001

10N*	Promissory Note to TAM Irrevocable Trust dated February 28, 2002

10O*	Promissory Note to TAM Irrevocable Trust dated February 28, 2003

10P*	Promissory Note to TAM Irrevocable Trust dated November 1, 2003

10Q*	Promissory Note to TAM Irrevocable Trust dated February 28, 2004

10R*	Food For Health Purchase Agreement

10S*	Food For Health Distribution Agreement

10T*	Seychelle Environmental Technologies, Inc. License Agreement with Mr. Gary Hess

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes Oxley Acto of 2002)

31.1**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

23.1**	Auditor’s Consent

99*	Code of Ethics for Chief Executive Officer and Senior Financial Officers

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

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	February 29, 2008	February 28, 2007

Audit fees	$86,837	$72,464
Audit related fees	2,632	$23,161
Tax fees	-0-	-0-
All other fees	-0-	-0-

The audit fees in fiscal 2007 include $72,464 of fees billed by Windes & McClaughry related to the audit of our consolidated  financial statements for the fiscal year ended February 28, 2007 and to the review of  our quarterly financial statements.  Audit related fees include $23,161 of fees billed by Windes & McClaughry for accounting services related to the review of other SEC filings.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May 29, 2008	By:	/s/ Carl Palmer
Carl Palmer Chief Executive Officer

Date: May 29, 2008	By:	/s/ Jim Place
Jim Place Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl Palmer
Carl Palmer, Director	May 29, 2008

/s/ Jim Place
Jim Place, Director	May 29, 2008

/s/ Richard Parsons
Richard Parsons, Director	May 29, 2008