Form 10-Q
period 2008-05-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2008-07-10
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ending May 31, 2008

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
Yes [ X ]    No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [ X ]

State the number of shares outstanding of the Registrant's common stock, as of July 1, 2008 was 25,757,003 and the aggregate market value of the voting stock of the Registrant held by non-affiliates as of July 1, 2008 was approximately $1,400,000,

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

References in this document to "us," "we," “Seychelle,” “SYEV,” or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiary.

FORM 10-QSB

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technology, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
May 31, 2008
(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$106,726
Accounts receivable, net of allowance for doubtful accounts
of $4,816	31,485
Inventory, net	335,752
Prepaid expenses and other current assets	238,490
Asset held for sale	149,111
Total current assets	861,564

Property and equipment, net	105,975
Intangible assets, net	21,946
Other assets	6,624
Total assets	$996,109

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$83,162
Customer deposits	75,585
Accrued interest due to related party	222,649
Notes payable	237,904
Total current liabilities	619,300

Long-term related party notes payable	471,088
Total liabilities	1,090,388

Commitments and contingencies (Note 10)
Subsequent events (Note 13)

Stockholders' deficit:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding as of May 31, 2008	-
Common stock $0.001 par value, 50,000,000 shares authorized, 25,757,003 issued and outstanding as of May 31, 2008	25,757
Additional paid-in capital	6,689,189
Accumulated deficit	(6,809,225)
Total stockholders' deficit	(94,279)
Total liabilities and stockholders' deficit	$996,109

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	May 31,	May 31,
	2008	2007

Revenues	$229,222	$410,971
Cost of sales	129,134	180,593
Gross profit	100,088	230,378
Selling and marketing expenses	6,808	13,115
General and administrative expenses	127,411	205,103
Compensation to executive officers	91,205	17,500
Total expenses	225,424	235,718
Loss from operations	(125,336)	(5,340)
Other Income(Expense)
Claim settlement	14,000	168,000
Interest expense	(12,205)	(28,480)
Miscellaneous expense(income)	-	(3,153)
Interest income	10	2,289
Total other income(expense)	1,805	138,656
Income (loss) before income tax expense	(123,531)	133,316
Provision for income taxes	-	-
Net Income (Loss)	$(123,531)	$133,316

BASIC INCOME (LOSS) PER SHARE	$(0.00)	$0.01
FULLY DILUTED INCOME PER SHARE	$-	$0.00

BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,810,373	25,160,064
FULLY DILUTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,810,373	27,511,415

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	May 31,	May 31,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(123,531)	$133,316
Adjustments to reconcile net loss to net cash
used in operating activities:
Contributed executive services	135,677	2,500
Common stock issued for services	-	5,910
Depreciation and amortization	12,299	8,863
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	9,866	3,794
(Increase) decrease in accounts receivable	(10,776)	(9,836)
(Increase) decrease in inventory	47,620	53,148
(Increase) decrease in asset held for sale	-	(11,239)
Increase (decrease) in accrued interest payable	7,479	6,683
Increase (decrease) in customer deposits	8,634	(205,856)
Increase (decrease) in accounts payable and accrued expenses	(50,194)	49,073
Net Cash Provided by Operating Activities	37,074	36,356
INVESTING ACTIVITIES:
Purchase of property and equipment	(4,332)	(5,645)
Payment for patents	(325)	(1,150)
Net Cash Used in Financing Activities	(4,657)	(6,795)
FINANCING ACTIVITIES:
Proceeds from related party notes payable	75,000	100,000
Repayment of notes payable	(20,542)	-
Net Cash Provided by Financing Activities	54,458	100,000
NET INCREASE (DECREASE) IN CASH	86,875	129,561
CASH AT BEGINNING OF PERIOD	19,851	36,723
CASH AT END OF PERIOD	$106,726	$166,284

Supplemental disclosures of cash flow information:
Common stock issued for debt	$6,000	$21,315
Common stock issued for services	$224,970	$5,910
Cash Paid for:
Interest	$2,775	$6,797
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s February 29, 2008 audited financial statements.  The results of operations for the periods ended May 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 2:   GOING CONCERN

The Company has experienced recurring losses from operations and has an accumulated deficit of $6,809,226 as of May 31, 2008. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

In order to continue as a going concern, the Company needs to develop a reliable source of revenue, and achieve a profitable level of operation. During the fiscal year ended February 29, 2008 and the three-month period ended May 31, 2008, the Company funded its operations primarily through utilization of customer sales to pay related purchase orders and funds received from a related party (see Note 3).  As of May 31, 2008 the Company held $106,726 in cash. It had a backlog of $35,500 in unshipped products and $328,087 available to borrow from a related party.  Over the next twelve months, management believes that sufficient working capital may be obtained from a combination of revenues and external financing to meet the Company’s liabilities and commitments as they become payable. However, additional funding may still be required from the TAM Irrevocable Trust (TAM Trust), a related entity, or other shareholders. During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding. As of May 31, 2008, $78,087 remained available under this commitment.  During April 2008, the TAM Trust committed to providing up to $250,000 in additional funding if necessary.  As of May 31, 2008, the TAM Trust has extended $693,737 in financing borrowings plus accrued interest to the Company.

NOTE 3:    SIGNIFICANT EVENTS

In March 2008, the Company borrowed an additional $20,000 from its available line of credit (Note 6).  After the additional borrowing, the Company has no remaining available borrowings under the line of credit.

In March 2008, the Company borrowed an additional $75,000 from a related party (the TAM Trust), under similar terms as the Company’s current outstanding notes payable.  In April 2008, the TAM Trust committed to funding up to an additional $250,000 under similar terms as the current amounts outstanding.

In March 2008, the Company issued 133,333 shares of restricted common stock as repayment of a bridge note payable outstanding in the amount of $40,000 (Note 6).

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:    SIGNIFICANT EVENTS

In March 2008, the Company issued 15,000 shares of common stock as payment of accrued interest to related party.

In April 2008, the Company issued 1,000,000 warrants with an exercise price of $0.33 in payment of accrued interest. The total grant date fair value of the warrants was $227,000 which was calculated using the Black Scholes option pricing model.

In April 2008, the Company issued 700,000 warrants to two executives with an exercise price of $0.33 for payment of expanded management services. The total grant date fair value of the warrants was $159,000 which was calculated using the Black Scholes option pricing model and will be amortized over the two year exercisable period for which the warrants were granted.

NOTE 4:    BASIC INCOME (LOSS) PER SHARE

The computation of basic and diluted income (loss) per common share is based on the weighted average number of shares outstanding during each period.

	May 31,
	2008	2007

NET INCOME (LOSS)	$(123,531)	$133,316

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.00)	$0.01

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	25,810,373	25,160,064

The computation of loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  Common stock equivalents, consisting of 19,160,037 in warrants were considered but were not included in the computation of loss per share at May 31, 2008, because they would have been anti-dilutive.

 NOTE 5:   COMMON STOCK PURCHASE WARRANTS

Warrants
The Company has determined the estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: expected term of 1year, a risk free interest rate of 2.37%, a dividend yield of 0% and volatility of 139% in 2008. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $46,787 for the three months ended May 31, 2008.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.

A summary of warrant activity for the three months ended May 31, 2008 and the year ended February 28, 2008 are as follows.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:   COMMON STOCK PURCHASE WARRANTS (Continued)

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price

Outstanding at March 1, 2007	6,100,000	$0.23
Granted	707,221	0.40
Exercised	-	-
Forfeited	-	-
Outstanding at February 28, 2008	6,807,221	0.23
Granted	1,700,000	0.33
Exercised	-	-
Forfeited	-	-
Outstanding at May 31, 2008	8,507,221	0.25

Vested or expected to vest at May 31, 2008	8,507,221	0.25

Exercisable at May 31, 2008	7,700,000	0.25

The following table summarizes significant ranges of outstanding warrants as of May 31, 2008:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise	Number	Exercise
Exercise	Number	Life (Years)	Price	Outstanding	Price

$0.19	600,000	2.51	$0.19	-	$0.19
0.23	6,000,000	0.50	0.23	6,000,000	0.23
0.29	107,221	2.51	0.29	-	0.29
0.40	100,000	2.17	0.40	-	0.40
0.33	1,700,000	2.76	0.33	1,700,000	0.33
	8,507,221		$0.25	7,700,000	$0.25

NOTE 6:    LINE OF CREDIT

As of May 31, 2008, the Company has a line of credit agreement, totaling $100,000. The line of credit bears interest at the lending institutions’ index rate (6.00% at November 30, 2007) plus two percent and is due June 1, 2008. As of May 31, 2008, the Company has borrowed $100,000 against the line of credit. The line of credit agreement does not include any limitations on borrowings or any restrictive debt covenants and the Company intends to renew the line of credit for another year when it becomes due.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:    INVENTORY

The Company’s inventory consisted of the following at May 31, 2008:

Raw materials	$182,880
Work in Progress	6,442
Finished goods	328,821
518,143
Reserve for obsolete and slow moving inventory	(182,391)
$335,752

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of the Company and its subsidiary for the three month period ended May 31, 2008 and 2007. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the fiscal year ended February 29, 2008. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

Lack of Profitability. To date, we have incurred significant losses.  For the quarter ended May 31, 2008, our revenue was $229,222 versus $410,971 for the comparative quarter ended May 31, 2007. This decrease was due primarily to sales with two customers (Wellness and Food For Health) as detailed in the Results of Operations section below.  Net losses for the quarter ended May 31, 2008 of $123,531 were significantly lower than net income in the comparative quarter ended May 31, 2007 of $133,316 as a result of a one-time, non-reoccurring legal settlement in the quarter ended May 31, 2007.  We have a policy of not projecting sales and profits due to:

-	lack of consistent sales to maintain profitability,
-	significant legal and professional fees associated with regulated business activities and the SEC,
-	reporting requirements, including continuing Sarbanes-Oxley requirements.

As a result of our history of operations, it is not possible for us to predict when, if ever, we may achieve profitability. If we continue to be unprofitable, we may eventually go out of business. As a result, investors may lose some or all of their investment.

Inherently Risky-Competition. Because we are a Company with no history of profitability, our operations will be extremely competitive and subject to numerous risks. The water filtration business is highly competitive with many companies having access to the same market. Substantially all of them have greater financial resources and longer operating histories than we have and can be expected to compete within the business in which we engage and intend to engage. There can be no assurance that we will have the necessary resources to be competitive. Therefore, investors should consider an investment in us to be an extremely risky venture.

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

Dependence on One or a Few Customers.  For the quarter ended May 31, 2008, two customers (Emergency Essentials and Giles Butler) individually accounted for greater than 10 percent of total sales. In addition three other customers (Healthy Directions, K-Ceuticals and Advanced Filtration) individually account for approximately 5% of total sales.  Management believes that if the targeted revenues are not achieved within their current marketing and distribution agreements, the revenues can be replaced through the sale of filters and related products to other direct marketing companies. However, there can be no assurance that this will occur which could result in an adverse effect on the Company’s financial condition or results of operations in the future.

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

Description of the Business.

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

Our principal business address is 33012 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

Results of Operations

Our summary historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three months ended May 31, 2008 and 2007 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three-month period ended May 31, 2008 compared to the corresponding period in 2007

Selected Financial Data	2007	2008	Year over year change	%

Sales	$410,971	$229,222	$(181,749)	(44)
Cost of sales	$180,593	$129,134	$(51,459)	(29)
Gross profit	$230,378	$100,088	$(130,290)	(57)
Gross profit percentage	56%	44%	(12)%
Selling expenses	13,115	6,808	(6,307)	(48)
General and administrative expenses	$205,103	$127,411	$(77,692)	(38)
Compensation to executive officers	$17,500	$91,205	$73,705	421
Interest expense to related parties	$21,683	$8,660	$(13,023)	(60)
Net income (loss)	$133,616	$(123,531)	$(257,147)	(192)

Sales. The decrease in sales is primarily due to decreases in sales to two of our main customers. We had approximately $157,000 in sales of 18 ounce bottles and related accessories to Food for Health in the three month period ended May 31, 2007 compared to $ 2,250 in sales in the three month period ended May 31, 2008..  This decrease in sales was further decreased by normal fluctuation of sales with a significant distributor.  Sales to Wellness Enterprises decreased from approximately $176,000 in 2007 to $100 in 2008.  An increase in additional sales took place in the quarter ended 2008 due to a discounted price on a bottle remaining from an abandoned sale.  Overall, the number of bottles sold with or without filters decreased by approximately 51% (59,200 bottles during 2007 to 28,900 in 2008).  The average sales price per bottle decreased by 26% from approximately $6.45 during 2007 to $4.79 during 2008.

Cost of sales and gross profit percentage. The decrease in cost of sales is primarily due to decreased sales as well as lower raw material cost.  The average sales price per bottle decreased; however, the actual average cost per bottle decreased 32% from $2.56 as of May 31, 2007 to $1.75 as of May 31, 2008.  This decrease is cost is primarily due to a majority of the sales during the three month period ended May 31, 2008 being sales of the remaining bottles from a failed sale that were completed and in inventory for over twelve months.  As a percentage of sales, the gross profit margin during the three months ended May 31, 2008 decreased to 44% from 56% for the three months ended May 31, 2007.

Selling expenses. Selling expenses consist primarily of commissions paid to salespeople. The decrease in 2008 versus 2007 is a direct result of the decrease in sales with an increase in the amount of sales related to commissions.

General and administrative expenses. The decrease in general and administrative expenses was primarily due to a decrease in accounting fees of over $55,000 followed by a decrease in legal fees of approximately $6,000.  The additional decrease was due to a decrease in allocated general and administrative expense.

Compensation to executive officers.  The increase in compensation to executive officers for the three-month period ended May 31, 2008, compared to the three-month period ended May 31, 2007, is due to an additional 700,000 warrants being issued to two executive officers in April 2008.  The warrants issued in April 2008 have a nine-month vesting period which valued $74,000 in the period.  There was an additional value of $16,700 recognized due to warrants issued in December 2007 which will also vest in December  This difference in compensation was partially offset by the Company paying a monthly stipend, commencing October 2006 of $2,500 to Messrs. Parsons and Place. The stipend to Mr. Place was reduced to $750 in July 2007 and subsequently reduced to $375 in November 2007. The stipend to Mr. Parson was reduced to $1,250 in November 2007. Total stipends paid during the three-month period ended May 31, 2007 were $15,000 while no stipends were paid during the three month period ended May 31, 2008.

Interest expense to related parties. The decrease in interest expense for the three-month period ended May 31, 2008, compared to the three-month period ended May 31, 2007, is due to the Company commencing to pay a monthly monitoring fee of $2,500 in the three month period ended May 31, 2007.

Net Income (loss). Net Loss for the three-month period ended May 31, 2008 was $123,531 compared to a net income of $133,616 for the three-month period ended May 31, 2007.  This was primarily due to a legal settlement being received in the prior year and additional warrants being issued in the three month period ended May 31, 2008 which were booked as expense.

Liquidity and Capital Resources

Net cash used in operating activities. During the three-month period ended May 31, 2008, the Company funded its operations primarily through proceeds from financing through the TAM Trust while in the prior fiscal year, the Company primarily funded its operations by utilization of customer deposits to purchase raw materials and other production costs.  During the three-month period ended May 31, 2008, the net loss of approximately $123,500 was offset by approximately $150,000 non-cash expenditures.  These non-cash expenses relate primarily to approximately $135,000 in contributed executive services, and depreciation and amortization of approximately $16,000.

Net cash used in investing activities. During the three-month period ended May 31, 2008, the decrease in cash provided by investing activities was primarily due to the reduction of patents fees in the period and a reduction in property and equipment purchased.

Net cash provided by financing activities. The decrease in cash provided by financing activities during the three-month period ended May 31, 2007 was due to the decreased borrowing from the TAM Trust and a repayment of notes payable of approximately $22,000.

Our principal sources of liquidity have historically been funds generated from operating activities and borrowings from the TAM Trust, one of our principal shareholders. As of November 30, 2007, the TAM Trust has loaned the Company $396,088 under two financing arrangements structured as notes payable and a credit facility. The notes bear interest at 10% simple rate, and are repayable after March 1, 2011.  The Company believes that despite the increase in sales experienced during the fiscal years ended February 28, 2006 and 2007 and the nine-month period ended November 30, 2007, additional funding may still be required from the TAM Trust or other shareholders. During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding. Prior to September 2007, the TAM Trust has advanced the Company $175,000, which was subsequently reduced to approximately $96,900 with the restructuring of the airplane loan in September 2007, leaving $78,087 available from the TAM Trust if needed during fiscal year 2009. plus an additional $250,000 committed for in April 2008 by the TAM Trust.

As of May 31, 2008, the Company had $106,726 in cash and $-0- available borrowing under its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. The Company believes it has liquidity and committed funds to meet its operating needs through the balance of fiscal 2008.

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

The Company believes that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its most recent fiscal 2008 Annual Report on Form 10-KSB have the greatest potential impact on its consolidated financial statements, so it considers these to be its critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates the Company uses in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for inventory reserves, impairment of long-lived assets and intangible assets, accounting for transactions which potentially could be settled in a company’s own stock and stock-based compensation. These policies require that the Company make estimates in the preparation of its consolidated financial statements as of a given date.

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

(5)	the Company is subject to the risks of conducting business internationally; and

(6)
the industries in which the Company operates are highly competitive. Additional risks and uncertainties are outlined in the Company’s filings with the Securities and Exchange Commission, including its most recent fiscal 2008 Annual Report on Form 10-KSB.

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2008, our disclosure controls and procedures are not effective. During the quarter ended May 31, 2008 we initiated the process to engage a firm to design and implement a system of internal controls based upon the work recently completed for the Company in this area.  The internal control system has not been in place for a sufficient period of time for our Chief Executive Officer and Chief Financial Officer to evaluate it’s effectiveness. Accordingly, we will consider our controls and procedures inadequate until such an evaluation is completed.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As of May 31, 2008, we know of no legal proceedings pending or threatened or judgments entered against the Company or any of our directors or officers in his capacity as such.

ITEM 2.   CHANGES IN SECURITIES

During the three-month period ended May 31, 2008, the Company issued 183,333 restricted shares to individuals as payment for notes payable with an approximate total value of $55,000.  The Company also issued 15,000 restricted shares to the TAM Trust as payment for accrued interest with an approximate value of $6,000.

In April 2008, 55,000 shares of common stock were returned to the treasury.

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

(b) Reports on Form 8-K

Changes in Registrant's Certifying Accountant filed June 3, 2008

(a)  Previous Independent Registered Public Accounting Firm

(i) On May 30, 2008, our Board of Directors voted to dismiss our independent registered public accounting firm, Windes & McClaughry Accountancy Corporation and  to replace them with Moore & Associates, CHTD, of Las Vegas, Nevada.  As of that date, Moore & Associates, CHTD formally accepted us as a client for the fiscal 2009 audit. Windes & McClaughry Accountancy Corporation has rendered opinions on our consolidated financial statements for the past two years.

(ii) The reports from Windes & McClaughry Accountancy Corporation for the year ended February 29, 2008 was modified to indicate:

1)  Effective March 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123R, Share-Based Payment; and

2) Effective March 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and interpretation of FASB Statement No. 109.

(iii)  The dismissal of Windes & McClaughry Accountancy Corporation was approved by our Board of Directors.

(iv)  During the years ended February 28, 2007, February 29, 2008 and through May 30, 2008, there were no disagreements between us and Windes & McClaughry Accountancy Corporation with respect to our accounting principles or practices, financial statement disclosure or audit scope or procedure, which, if not resolved to the satisfaction of Windes & McClaughry Accountancy Corporation, would have caused them to make reference to the subject matter of the disagreement in connection with their report. Further, the reports of Windes & McClaughry Accountancy Corporation for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles, except as noted above.

(v)  During the years ended February 28, 2007, February 29, 2008 and through May 30, 2008, other than as described below, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K other than the following material weaknesses:

1.            The Company has a  shortage of qualified information technology and financial reporting personnel due to limited financial resources and number of locations created an adjustment to our consolidated financial statements for fiscal 2008, which was not detected initially by management.

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

The Company furnished Windes & McClaughry Accountancy Corporation with a copy of this Report on Form 8-K prior to filing with the U.S. Securities and Exchange Commission (SEC).  The Company also requested that Windes & McClaughry Accountancy Corporation furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements.  A copy of the letter furnished by Windes & McClaughry Accountancy Corporation in response to that request dated June 3, 2008 is filed as Exhibit 16.1 to this Report on Form 8-K.

We have authorized Windes & McClaughry Accountancy Corporation to respond fully to inquiries of Moore & Associates, CHTD concerning our financial statements.

(b)    New Independent Registered Public Accounting Firm

We engaged Moore & Associates, CHTD as our new independent registered public accounting firm as of May 30, 2008.  During the two most recent fiscal years and through May 30, 2008, the Company has not consulted with Moore & Associates, CHTD regarding any of the following:

(1)
The application of accounting principles to a specific transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and neither a written report nor oral advice was provided to the Company by Moore & Associates, CHTD  that Moore & Associates, CHTD concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue;

(2)	Any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K; or

(3)	Any matter that was a reportable event, as that item is defined in Item 304(a)(1)(v) of Regulation S-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act OF 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Seychelle Environmental Technologies, Inc.

Date: July 10, 2008	By:	/s/ Carl Palmer
Director, Chief Executive Officer and President

Date: July 10, 2008	By:	/s/ Jim Place
Director and Chief Financial Officer and Chief Operating Officer