Form 10-Q
period 2008-08-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2008-10-08
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ending August 31, 2008

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

The number of shares outstanding of the Registrant's common stock, as of August 31, 2008 was 25,757,003. Moreover, the aggregate market value of the voting stock of the Registrant held by non-affiliates as of October 7, 2008 was approximately $6,100,000.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

References in this document to "us," "we," “Seychelle,” “SYEV,” or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiary.

FORM 10-QSB

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technology, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2008	February 29, 2008
ASSETS	(unaudited)	(unaudited)

Current assets:
Cash and cash equivalents	$91,995	19,851
Accounts receivable, net of allowance for doubtful accounts of $5,650	78,042	20,709
Inventory, net	364,604	383,372
Prepaid expenses and other current assets	229,230	23,386
Asset held for sale	-	149,111
Total current assets	763,871	596,429
Property and equipment, net	99,773	112,095
Intangible assets, net	20,089	23,468
Other assets	6,624	6,624
Total assets	$890,357	738,616

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$128,677	133,356
Customer deposits	105,398	66,951
Accrued interest due to related party	230,128	221,170
Notes payable	100,000	258,446
Total current liabilities	564,203	679,923
Long-term related party notes payable	471,088	396,088
Total liabilities	1,035,291	1,076,011
Commitments and contingencies (Note 10)

Stockholders' deficit:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding as of February 29, 2008	-
Common stock $0.001 par value, 50,000,000 shares authorized, 25,757,003 and 25,613,670 shares issued and outstanding, respectively	25,757	25,614
Additional paid-in capital	6,785,018	6,322,685
Accumulated deficit	(6,955,709)	(6,685,694)
Total stockholders' deficit	(144,934)	(337,395)
Total liabilities and stockholders' deficit	$890,357	738,616

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Six Months
	Ended
	August 31,	August 31,
	2008	2007

Revenues	$477,083	$561,346
Cost of sales	237,605	268,723
Gross profit	239,478	292,623
Operating expenses:
Selling and marketing expenses	14,225	20,933
General and administrative expenses	294,947	440,664
Compensation to executive officers	182,625	31,500
Total operating expenses	491,798	493,097
Loss from operations	(252,319)	(200,474)
Other Income(Expense)
Interest income	56	5,192
Interest expense-related parties	(73,738)	(43,366)
Interest expense-other	(6,269)	(14,055)
Claim Settlement	-	168,000
Miscellaneous expense(income)	62,256	(3,962)
Total other income(expense)	(17,695)	111,809
Loss before income tax expense	(270,014)	(88,665)
Provision for income taxes	-	-
Net loss	$(270,014)	$(88,665)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)
FULLY DILUTED INCOME PER SHARE	$-	$-

BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,293,818	25,265199

FULLY DILUTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,293,818	25,265,199

See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months
	Ended
	August 31,	August 31,
	2008	2007

Revenues	$247,862	$150,375
Cost of sales	108,481	88,130
Gross profit	139,380	62,245
Operating expenses
Selling and marketing expenses	7,417	7,818
General and administrative expenses	167,568	235,561
Compensation to executive officers	91,420	14,000
Total operating expenses	266,406	257,379
Loss from operations	(127,025)	(195,134)
Other Income(Expense)
Interest income	47	2,903
Interest expense-related parties	(65,078)	(21,683)
Interest expense-other	(2,723)	(7,259)
Miscellaneous expense(income)	48,256	(4,310)
Total other income(expense)	(19,499)	(30,349)
Loss before income tax expense	(146,524)	(225,483)
Provision for income taxes	-	-
Net loss	$(146,524)	$(225,483)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)
FULLY DILUTED INCOME PER SHARE	$(0.01)	$(0.01)

BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,757,003	25,315,844

FULLY DILUTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,757,003	27,315,844

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	August 31,	August 31,
	2008	2007

OPERATING ACTIVITIES:
Net (loss)	$(270,015)	$(88,665)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	15,702	18,081
Stock-based compensation and interest expense	462,333	13,237
Accrued interest due to related parties	-	13,366
Contributed executive services	-	5,000
Provision for doubtful accounts	-	1,700

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(57,334)	(2,508)
(Increase) decrease in inventory	18,768	(64,745)
(Increase) decrease in prepaid expenses and other assets	(205,844)	132,662
(Increase) decrease in asset held for sale	149,111	(11,239)
Increase (decrease) in accounts payable and accrued expenses	(4,679)	148,431
Increase (decrease) in accrued interest payable	8,958	-
Increase (decrease) in customer deposits	38,447	(201,115)
Net Cash Used in Operating Activities	155,447	(35,795)

INVESTING ACTIVITIES:
Release of restricted cash		75,000
Purchase in property and equipment	-	(12,654)
Payment for patents		(1,901)
Net Cash Used in Financing Activities		60,445

FINANCING ACTIVITIES:
Proceeds from related party notes payable	75,000	175,000
Repayment of notes payable	(158,446)	(75,000)
Net Cash Provided by Financing Activities	(83,446)	100,000

NET INCREASE (DECREASE) IN CASH	72,144	124,650

CASH AT BEGINNING OF PERIOD	19,851	36,723

CASH AT END OF PERIOD	$91,995	$161,373

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for settlement of debt	$-	$44,088
Stock issued for services	$462,333	$13,237

Supplemental disclosures of cash flow information:
Cash Paid for:
	$	$44,055
	$-	$1,600

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s February 29, 2008 audited financial statements.  The results of operations for the periods ended August 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 2:   GOING CONCERN

The Company has experienced recurring losses from operations and has an accumulated deficit of $6,955,709 as of August 31, 2008. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

In order to continue as a going concern, the Company needs to develop a reliable source of revenue, and achieve a profitable level of operation. During the fiscal year ended February 29, 2008 and the six months ended August 31, 2008, the Company funded its operations primarily through utilization of customer sales to pay related purchase orders and funds received from a related party (see Note 3).  As of August 31, 2008 the Company held $91,995 in cash. It had a backlog of $213,400 in unshipped products and $328,087 available to borrow from a related party.  Over the next twelve months, management believes that sufficient working capital may be obtained from a combination of revenues and external financing to meet the Company’s liabilities and commitments as they become payable. However, additional funding may still be required from the TAM Irrevocable Trust (TAM Trust), a related entity, or other shareholders. During April 2007, the TAM Trust committed to providing up to $250,000 in additional funding. As of August 31, 2008, $78,087 remained available under this commitment.  During June 2008, the TAM Trust committed to providing up to $250,000 in additional funding if necessary.  As of August 31, 2008, the TAM Trust has extended $701,217 in financing borrowings plus accrued interest to the Company.

NOTE 3:    SIGNIFICANT EVENTS

In September 2008, an agreement was signed with EcoUsable, Inc. which includes an order for over $1,000,000 in revenue to be fulfilled by December 2009.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:    BASIC INCOME (LOSS) PER SHARE

The computation of basic and diluted income (loss) per common share is based on the weighted average number of shares outstanding during each period.

	August 31,
	2008	2007

NET INCOME (LOSS)	$(270,014)	$(88,665)

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.01)	$0.00

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	25,757,003	25,315,844

The computation of loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  Common stock equivalents, consisting of 19,190,037 in warrants were considered but were not included in the computation of loss per share at August 31, 2008, because they would have been anti-dilutive.

 NOTE 5:   COMMON STOCK PURCHASE WARRANTS

Warrants
The Company has determined the estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: expected term of 1year, a risk free interest rate of 2.37%, a dividend yield of 0% and volatility of 139% in 2008. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $91,776 for the three months ended August 31, 2008.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:   COMMON STOCK PURCHASE WARRANTS (Continued)

A summary of warrant activity for the six months ended August 31, 2008 and the year ended February 28, 2008 are as follows.
		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price

Outstanding at March 1, 2007	6,100,000	$0.23
Granted	707,221	0.40
Exercised	-	-
Forfeited	-	-
Outstanding at February 28, 2008	6,807,221	0.23
Granted	1,730,000	0.33
Exercised	-	-
Forfeited	-	-
Outstanding at August 31, 2008	8,537,221	0.25

Vested or expected to vest at August 31, 2008	8,537,221	0.25

Exercisable at August 31, 2008	7,700,000	0.25

The following table summarizes significant ranges of outstanding warrants as of August 31, 2008:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Outstanding	Price

$0.19	600,000	2.76	$0.19	-	$0.19
0.23	6,000,000	0.75	0.23	6,000,000	0.23
0.29	107,221	2.76	0.29	-	0.29
0.40	100,000	2.42	0.40	-	0.40
0.33	1,700,000	2.76	0.33	1,700,000	0.33
0.16	30,000	2.42	0.16
	8,537,221		$0.25	7,700,000	$0.25

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:    LINE OF CREDIT

As of August 31, 2008, the Company has a line of credit agreement, totaling $100,000. The line of credit bears interest at the lending institutions’ index rate (6.00% at November 30, 2007) plus two percent and is due June 1, 2009. As of August 31, 2008, the Company has borrowed $100,000 against the line of credit. The line of credit agreement does not include any limitations on borrowings or any restrictive debt covenants and the Company intends to renew the line of credit for another year when it becomes due.

NOTE 7:    INVENTORY

The Company’s inventory consisted of the following at August 31, 2008:

Raw materials	$183,315
Work in Progress	701
Finished goods	346,174
530,190
Reserve for obsolete and slow moving inventory	(165,586)
$364,604

NOTE 8: CONTINGENT LIABILITY

The company defaulted on a loan in July 2008 which held the company’s airplane as collateral.  A contingent liability exists due to this default.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of the Company and its subsidiary for the three and six-month period ended August 31, 2008 and 2007. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the fiscal year ended February 29, 2008. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

Lack of Profitability. To date, we have incurred significant losses.  For the quarter ended August 31, 2008, our revenue was $247,862 versus $150,375 for the comparative quarter ended August 31, 2007. This increase was due primarily to sales with two customers (Wellness and Healthy Directions) as detailed in the Results of Operations section below.  Net losses for the quarter ended August 31, 2008 of $146,524 were significantly lower than net income in the comparative quarter ended August 31, 2007 of $225,483 as a result of an increase in sales in the quarter ended August 31, 2008.  We have a policy of not projecting sales and profits due to:

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

Dependence on One or a Few Customers.  For the quarter ended August 31, 2008, two customers (Healthy Directions and Wellness) individually accounted for greater than 10 percent of total sales. In addition two other customers (K-Ceuticals and Food for Health) individually account for approximately 5% of total sales.  Management believes that if the targeted revenues are not achieved within their current marketing and distribution agreements, the revenues can be replaced through the sale of filters and related products to other direct marketing companies. However, there can be no assurance that this will occur which could result in an adverse effect on the Company’s financial condition or results of operations in the future.

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

Our principal business address is 33012 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

Results of Operations

Our summary historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three months ended August 31, 2008 and 2007 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three-month period ended August 31, 2008 compared to the corresponding period in 2007

			Year over
	2008	2007	year change	%

Sales	$247,862	$150,375	97,487	65%
Cost of sales	108,481	88,130	20,351	23%
Gross profit	139,381	62,245	77,136	124%
Gross profit percentage	56%	41%
Selling and marketing expenses	7,417	7,818	(401)	-5%
General and administrative expenses	167,568	235,561	(67,993)	-29%
Compensation to executive officers	91,420	14,000	77,420	553%
Interest expense to related parties	65,078	21,683	43,395	200%
Net loss	(146,524)	(225,483)	78,959	-35%

Sales. The increase in sales is primarily due to increased sales to two of our main customers. We had approximately $16,000 in sales to Food for Health in the three month period ended August 31, 2008 compared to no sales to Food for Health in the three month period ended August 31, 2007.  This increase in sales was further expanded by a normal fluctuation of sales with a significant distributor, Wellness Enterprises. Their sales increased from approximately $1,000 in 2007 to $39,000 in 2008.  In addition, sales to Healthy Directions increased from $18,000 in the three month period ended August 31, 2007 to $58,000 in the three month period ended August 31, 2008.  The average sales price per bottle remained unchanged.  Non-bottle sales were lower during the period as the shift to more bottle sales continues.

Cost of sales and gross profit percentage. The decrease in cost of sales is primarily due to increased sales as well as lower raw material cost.  The average sales price per bottle remained constant; however, the actual average cost per bottle decreased 37% from $2.79 as of August 31, 2007 to $1.75 as of August 31, 2008.  This decrease is cost is primarily due to a majority of the sales during the three month period ended August 31, 2008 being sales of the remaining bottles from a failed sale that were completed and in inventory for over twelve months.  As a percentage of sales, the gross profit margin during the three months ended August 31, 2008 increased to 56% from 41% for the three months ended August 31, 2007.

Selling expenses. Selling expenses consist primarily of commissions paid to salespeople. The decrease in 2008 versus 2007 is a direct result of the decrease in sales with an increase in the amount of sales related to commissions.

General and administrative expenses. The decrease in general and administrative expenses was primarily due to a decrease in accounting fees of over $57,000 followed by a decrease in legal fees of approximately $5,300.  The additional decrease was due to a decrease in allocated general and administrative expense.

Compensation to executive officers.  The increase in compensation to executive officers for the three-month period ended August 31, 2008, compared to the three-month period ended August 31, 2007, is due to an additional 700,000 warrants being issued to two executive officers in April 2008.  The warrants issued in April 2008 have a nine-month vesting period which valued $74,000 in the period.  There was an additional value of $16,700 recognized due to warrants issued in December 2007 which will also vest in December.  This difference in compensation was partially offset by the Company paying a monthly stipend, commencing October 2006 of $2,500 to Messrs. Parsons and Place. The stipend to Mr. Place was reduced to $750 in July 2007 and subsequently reduced to $375 in November 2007. The stipend to Mr. Parsons was reduced to $1,250 in November 2007. Total stipends paid during the three-month period ended August 31, 2007 were $11,500 while no stipends were paid during the three month period ended August 31, 2008.

Interest expense to related parties. The increase in interest expense for the three-month period ended August 31, 2008, compared to the three-month period ended August 31, 2007, is due to the Company issuing 1,000,000 warrants on April 30, 2008 as interest due for related party notes payable.  The value of these warrants is $224,970.  One fourth of the value was recognized as interest expense in the three month period ended August 31, 2008 for a value of 56,243.

Net Income (loss). Net Loss for the three-month period ended August 31, 2008 was $146,524 compared to a net loss of $225,483 for the three-month period ended August 31, 2007.  This was primarily due to an increase in sales in the three month period ended August 31, 2008.

Six-month period ended August 31, 2008 compared to the corresponding period in 2007

			Year over
	2008	2007	year change	%

Sales	$477,083	$561,346	(84,263)	-15%
Cost of sales	237,605	268,723	(31,118)	-12%
Gross profit	239,478	292,623	(53,145)	-18%
Gross profit percentage	50%	52%
Selling and marketing expenses	14,225	20,933	(6,708)	-32%
General and administrative expenses	294,947	440,664	(145,717)	-33%
Compensation to executive officers	182,625	31,500	151,125	480%
Interest expense to related parties	73,738	43,366	30,372	70%
Net loss	(270,014)	(88,665)	(181,349)	205%

Net cash provided by (used in) operating activities	152,067	(35,795)	187,862	-525%
Net cash provided by (used in) investing activities	3,380	60,445	(57,065)	-94%
Net cash provided by (used in) financing activities	(83,446)	100,000	(183,446)	-183%

Sales. Sales decreased primarily due to sales to Food for Health and Wellness Enterprises during the six-month period ended August 31, 2008 in comparison to the previous fiscal year’s first six months.   The number of bottles sold increased from 64,733 to 36,961, while the average price per bottle decreased from $6.82 to $5.53. Sales of bottles totaled approximately $204,500 while sales of other products during the six-month period ended August 30, 2008 totaled approximately $272,500, including the new emergency survival pack, replacement filters and canteens. Going forward, we anticipate a continued decline in the sales of non-bottle products with the trend to more sales of bottles.  .

Cost of sales and gross profit.  The decrease in cost of sales is primarily due to decreased sales.  As a percentage of sales, the gross profit percentage decreased from 52% to 50% due to a change in the pricing of bottles combined with a change in production costs.   As previously noted, the average sales price per bottle decreased while the average cost per bottle remained approximately $2.68 for both six-month periods. The decrease in production costs was primarily due to a decrease in sales.

General and administrative expenses. The decrease in general and administrative expenses is due to the following: (1) accounting expenses decreased by approximately $113,000 (2) legal expenses decreased by 12,000(3) an increase in allocated general and administrative expense of $46,000 due to overhead calculation (4) an increase in outside services by 11,000 (5) merchant fees increased by $3000 due to a new vendor being used and changes in the daily process for charging transactions (6) rent increased by $16,000 due to an increase in CAM expenses and additional rent being paid in China to increase production.

Compensation to executive officers. The increase in compensation to executive officers for the six-month period ended August 31, 2008, compared to the six-month period ended August 31, 2007, is due to an additional 700,000 warrants being issued to two executive officers in April 2008.  The warrants issued in April 2008 have a nine-month vesting period which valued 148,000 in the period.  This increase in compensation was partially offset by the Company paying a monthly stipend, commencing October 2006 of $2,500 to Messrs. Parsons and Place.  The stipend to Messer. Place was reduced to $750 during July 2007 (total stipends paid during the six-month period ended August 31, 2007 were $31,500).

Interest expense to related parties.  The increase in interest expense for the six-month period ended August 31, 2008, compared to the six-month period ended August 31, 2007, is due to the Company issuing 1,000,000 warrants on April 30, 2008 as interest due for related party notes payable.  The value of these warrants is $224,970.  One fourth of the value was recognized as interest expense in the three month period ended August 31, 2008 for a value of 56,243.

Net loss.  There was a net loss of $270,014 for the six-month period ended August 31, 2008 compared to a net loss of $88,665 for the six-month period ended August 31, 2007.  The loss was significantly higher than the previous year primarily attributable to additional warrants being issued in April 2008 which increased expenses in the six month period ended August 31, 2008.

Liquidity and Capital Resources

Net cash used in operating activities. During the six-month period ended August 31, 2008, the Company funded its operations primarily through the utilization of customer deposits to purchase raw material and other production costs and proceeds received from the TAM Trust while in the prior fiscal year, the Company primarily funded its operations by the sale of restricted common stock.  During the six-month period ended August 31, 2007, the net loss of approximately $88,665 was offset by approximately $55,400 non-cash expenditures.

Net cash used in investing activities. During the six-month period ended August 31, 2008; the decrease in cash provided by investing activities was due to patent fees incurred.

Net cash provided by financing activities. The decrease in cash provided by financing activities during the three month period ended August 31, 2007 was due to the decreased borrowing from the TAM Trust and a repayment of notes payable of approximately $22,000.

Our principal sources of liquidity have historically been funds generated from operating activities and borrowings from the TAM Trust, one of our principal shareholders. As of August 31, 2008, the TAM Trust has loaned the Company $464,175 at 10% simple interest, repayable after March 1, 2011.  The Company believes that despite the increase in sales experienced during the fiscal years ended February 28, 2007 and 2008 and the six-month period ended August 31, 2008, additional funding may still be required from the TAM Trust or other shareholders. During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding. As of August 31, 2008, the TAM Trust has advanced the Company $171,913 of $500,000 committed.

As of August 31, 2008, the Company had $91,995 in cash and no remaining amount available to borrow under its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. The Company believes it has liquidity and committed funds to meet its operating needs through the balance of fiscal 2008.

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

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2008, our disclosure controls and procedures are not effective. During the quarter ended August 31, 2008 we completed the process to engage a firm to design and implement a more effective system of internal controls based upon the work recently completed for the Company in this area.  The internal control system has not been in place for a sufficient period of time for our Chief Executive Officer and Chief Financial Officer to evaluate its effectiveness. Accordingly, we will consider our controls and procedures inadequate until such an evaluation is completed and the new, more effective internal controls system is implemented during the year ended February 28, 2009.  .

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As of August 31, 2008, we know of no legal proceedings pending or threatened or judgments entered against the Company or any of our directors or officers in his capacity as such.

ITEM 2.   CHANGES IN SECURITIES

During the three-month period ended August 31, 2008, the Company issued 30,000 warrants to individuals as payment for services with an approximate total value of $3,300.

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

(b) Reports on Form 8-K

We filed one report on July 10, 2008 under cover of Form 8-K for the period ended August 31, 2008 relating to the entry into a material definitive agreement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act OF 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Seychelle Environmental Technologies, Inc.

Date: October 8, 2008	By:	/s/ Carl Palmer
Carl Palmer Director, Chief Executive Officer and President

Date: October 8, 2008	By:	/s/ Jim Place
Jim Place Director and Chief Financial Officer and Chief Operating Officer