Form 10-Q
period 2008-11-30
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2009-01-13
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ending November 30, 2008

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

The number of shares outstanding of the Registrant's common stock, as of November 30, 2008 was 25,800,146. Moreover, the aggregate market value of the voting stock of the Registrant held by non-affiliates as of  January 9, 2009 was approximately $2,200,000.

References in this document to "us," "we," “Seychelle,” “SYEV,” or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiary.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technology, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	11/30/2008	2/29/2008
ASSETS	(UNAUDITED)	(AUDITED)

Current assets:
Cash and cash equivalents	$195,270	19,851
Accounts receivable, net of allowance for doubtful accounts
of $4,986	72,929	20,709
Inventory, net	298,674	383,372
Prepaid expenses and other current assets	156,687	23,386
Asset held for sale	-	149,111
Total current assets	723,560	596,429

Property and equipment, net	127,002	112,095
Intangible assets, net	18,231	23,468
Other assets	6,624	6,624
Total assets	$875,417	738,616

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$117,717	133,356
Customer deposits	150,446	66,951
Accrued interest due to related party	237,608	221,170
Notes payable	129,233	258,446
Total current liabilities	635,004	679,923

Long-term related party notes payable	471,088	396,088
Total liabilities	1,106,092	1,076,011

Stockholders' deficit:
Preferred stock, $0.000 par value, 6,000,000 shares authorized, none issued or outstanding , respectively	-
Common stock $0.001 par value, 50,000,000 shares authorized, 25,800,146 (November 30, 2008 ) and 25,613,670 (November 30, 2007)issued and outstanding, respectively	25,800	25,614
Additional paid-in capital	6,894,727	6,322,685
Accumulated deficit	(7,151,202)	(6,685,694)
Total stockholders' deficit	(230,675)	(337,395)
Total liabilities and stockholders' deficit	$875,417	738,616

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Nine-Month
	Periods Ended
	November 30,	November 30,
	2008	2007

Revenues	$908,621	$725,656
Cost of sales	523,238	344,929
Gross profit	385,383	380,727
Operating Expenses:
Selling and marketing expenses	58,535	51,377
General and administrative expenses	424,275	578,328
Compensation to executive officers	277,910	39,625
Total operating expenses	760,720	669,330
Loss from operations	(375,337)	(288,603)
Other Income(Expense)
Interest income	123	7,293
Interest expense-related parties	(143,856)	(65,747)
Interest expense-other	(8,693)	(18,812)
Claim Settlement	-	168,000
Miscellaneous expense(income)	62,256	(4,202)
Total other income(expense)	(90,171)	86,532
Loss before income tax expense	(465,508)	(202,071)
Provision for income taxes	-	-
Net loss	$(465,508)	$(202,071)

BASIC LOSS PER SHARE	$(0.02)	$(0.01)
FULLY DILUTED INCOME PER SHARE	$-	$-

BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,769,295	25,288,757
FULLY DILUTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,769,295	25,288,757

See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three-Month
	Periods Ended
	November 30,	November 30,
	2008	2007

Revenues	$431,538	$178,023
Cost of sales	285,633	64,454
Gross profit	145,905	113,569
Operating Expenses: Selling and marketing expenses	44,310	26,654
General and administrative expenses	129,327	167,824
Compensation to executive officers	95,285	8,125
Total expenses	268,922	202,603
Loss from operations	(123,017)	(89,034)
Other Income(Expense)
Interest income	67	2,102
Interest expense-related parties	(70,118)	(21,573)
Interest expense-other	(2,424)	(5,565)
Miscellaneous expense(income)	-	(239)
Total other income(expense)	(72,476)	(25,275)
Loss before income tax expense	(195,493)	(114,309)
Provision for income taxes	-	-
Net loss	$(195,493)	$(114,309)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)
FULLY DILUTED LOSS PER SHARE	$-	$-

BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,765,287	25,435,804
FULLY DILUTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,765,287	25,435,804

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Years Ended
	November 30,	November 30,
	2008	2007

OPERATING ACTIVITIES:
Net loss	$(465,508)	$(202,071)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	27,409	32,655
Stock-based compensation and interest expense	572,228	16,070
Accrued interest due to related parties	-	22,438
Contributed executive services	-	34,670
Provision for doubtful accounts	-	1,700

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(52,220)	17,855
(Increase) decrease in inventory	84,698	(55,056)
(Increase) decrease in prepaid expenses and other assets	(133,301)	119,161
(Increase) decrease in asset held for sale	149,111	(11,239)
Increase (decrease) in accounts payable and accrued expenses	(15,639)	128,085
Increase (decrease) in accrued interest payable	16,438	-
Increase (decrease) in customer deposits	83,495	(202,235)
Net Cash (Used in ) Provided by Operating Activities	266,710	(97,967)

INVESTING ACTIVITIES:
Release of restricted cash	-	150,000
Purchase in property and equipment	(37,079)	(13,147)
Payment for patents	-	(867)
Net Cash (Used in) Provided by Financing Activities	(37,079)	135,986

FINANCING ACTIVITIES:
Proceeds from related party notes payable	75,000	96,913
Proceeds from notes payable	-	139,500
Repayment of notes payable	(129,213)	(136,708)
Net Cash (Used in) Provided by Financing Activities	(54,213)	99,705

NET INCREASE (DECREASE) IN CASH	175,419	137,724

CASH AT BEGINNING OF PERIOD	19,851	36,723

CASH AT END OF PERIOD	$195,270	174,447

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for settlement of debt	$-	$71,057
Stock issued for services	$7,050	$1,417

Supplemental disclosures of cash flow information:
Cash Paid for:
Interest	$	$44,055
Income taxes	$-	$1,600

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s February 29, 2008 audited financial statements.  The results of operations for the periods ended November 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 2:   GOING CONCERN

The Company has experienced recurring losses from operations and has an accumulated deficit of $7,151,202 as of November 30, 2008. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

In order to continue as a going concern, the Company needs to develop a reliable source of revenue, and achieve a profitable level of operation. During the fiscal year ended February 29, 2008 and the nine months ended November 30, 2008, the Company funded its operations primarily through utilization of customer sales to pay related purchase orders and funds received from a related party.  As of November 30, 2008 the Company held $195,270 in cash. It had a backlog of $560,875 in unshipped products and $328,087 available to borrow from a related party.  Over the next twelve months, management believes that sufficient working capital may be obtained from a combination of revenues and external financing to meet the Company’s liabilities and commitments as they become payable. However, additional funding may still be required from the TAM Irrevocable Trust (TAM Trust), a related entity, or other shareholders. During April 2007, the TAM Trust committed to providing up to $250,000 in additional funding. As of November 30, 2008, $78,087 remained available under this commitment.  During June 2008, the TAM Trust committed to providing up to $250,000 in additional funding if necessary.  As of November 30, 2008, the TAM Trust has extended $708,696 in financing borrowings plus accrued interest to the Company.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:    BASIC INCOME (LOSS) PER SHARE

The computation of basic and diluted income (loss) per common share is based on the weighted average number of shares outstanding during each period.

	November 30,
	2008	2007

Net Income (Loss)	$(465,508)	$(202,071)

Basic Income (Loss) Per Common Share	$(0.02)	$(0.01)

Basic Weighted Average Number of Share Outstanding	25,769,295	25,288,757

The computation of loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  Common stock equivalents, consisting of 19,190,037 in warrants were considered but were not included in the computation of loss per share at November 30, 2008, because they would have been anti-dilutive.

 NOTE 5:   COMMON STOCK PURCHASE WARRANTS

Warrants
The Company has determined the estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model and the following assumptions: expected term of 1year, a risk free interest rate of 2.37%, a dividend yield of 0% and volatility of 139% in 2008. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $96,702 for the three months ended November 30, 2008.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:   COMMON STOCK PURCHASE WARRANTS (Continued)

A summary of warrant activity for the nine months ended November 30, 2008 and the year ended February 28, 2008 are as follows.

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price

Outstanding at March 1, 2007	6,100,000	$0.23
Granted	707,221	0.40
Exercised	-	-
Forfeited	-	-
Outstanding at February 28, 2008	6,807,221	0.23
Granted	1,730,000	0.33
Exercised	-	-
Forfeited	-	-
Outstanding at November 30, 2008	8,537,221	0.25

Vested or expected to vest at November 30, 2008	8,537,221	0.25

Exercisable at November 30, 2008	7,700,000	0.25

The following table summarizes significant ranges of outstanding warrants as of November 30, 2008:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Outstanding	Price

$0.19	600,000	2.76	$0.19	-	$0.19
0.23	6,000,000	0.75	0.23	6,000,000	0.23
0.29	107,221	2.76	0.29	-	0.29
0.40	100,000	2.42	0.40	-	0.40
0.33	1,700,000	2.76	0.33	1,700,000	0.33
0.16	30,000	2.42	0.16
	8,537,221		$0.25	7,700,000	$0.25

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:    LINE OF CREDIT

As of November 30, 2008, the Company has a line of credit agreement, totaling $100,000. The line of credit bears interest at the lending institutions’ index rate (6.00% at November 30, 2007) plus two percent and is due June 1, 2009. As of November 30, 2008, the Company has borrowed $100,000 against the line of credit. The line of credit agreement does not include any limitations on borrowings or any restrictive debt covenants and the Company intends to renew the line of credit for another year when it becomes due.

NOTE 7:    INVENTORY

The Company’s inventory consisted of the following at November 30, 2008:
Raw materials	$150,062
Work in Progress
Finished goods	292,711
442,773
Reserve for obsolete and slow moving inventory	(144,099)
$298,674

NOTE 8: CONTINGENT LIABILITY

The Company defaulted on a loan in July 2008 which held the company’s airplane as collateral.  A contingent liability exists due to this default.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of the Company and its subsidiary for the three and nine-month period ended November 30, 2008 and 2007. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the fiscal year ended February 29, 2008.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

Our principal business address is 33012 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

Results of Operations

Our summary historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three months ended November 30, 2008 and 2007 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three-month period ended November 30, 2008 compared to the corresponding period in 2007

			Year over
	2008	2007	year change	%

Sales	$431,538	$178,023	253,515	142%
Cost of sales	285,633	64,454	221,179	243%
Gross profit	145,905	113,569	32,336	28%
Gross profit percentage	34%	64%
Selling and marketing expenses	44,310	26,654	17,656	66%
General and administrative expenses	129,327	167,824	(38,497)	-23%
Compensation to executive officers	95,285	8,125	87,160	972%
Interest expense to related parties	70,118	21,573	48,545	225%
Net loss	(195,493)	(114,309)	81,184	-71%

Sales. The increase in sales is primarily due to sales to a new customer. Welfare Services contributed to $220,000 revenue in the quarter ended November 30, 2008.  This increase in sales was further expanded by a normal fluctuation of sales with a significant distributor, Wellness Enterprises. Their sales increased from approximately $1,000 in 2007 to $41,000 in 2008.   Approximately 29,000 bottles were sold during the three-month period ended November 30, 2007 at an average price of $9.91 per bottle compared to the previous year in which approximately 10,500 bottles were sold at an average price of $7.81.  Non-bottle sales were lower during the period as the shift to more bottle sales continues.  In September 2008, the Company reported over $1.3 million in purchase orders.  September 2008 was also a record month since March 2007 with $267,000 in sales.

Cost of sales and gross profit percentage. The increase in cost of sales is primarily due to increased sales as well as an increase in raw material cost.  The actual average cost per bottle increased 2% from $2.79 as of November 30, 2007 to $2.85 as of November 30, 2008.  This increase is cost is primarily due to an increase in overhead.  As a percentage of sales, the gross profit margin during the three months ended November 30, 2008 decreased to 34% from 41% for the three months ended November 30, 2007.

Selling expenses. Selling expenses consist primarily of commissions paid to salespeople. The increase in 2008 versus 2007 is a direct result of the increase in sales and the amount of sales related to commissions.

General and administrative expenses. The decrease in general and administrative expenses was primarily due to a decrease in accounting fees of over $160,600.  The decrease was partially offset due to an increase in allocated general and administrative expense.

Compensation to executive officers.  The increase in compensation to executive officers for the three-month period ended November 30, 2008, compared to the three-month period ended November 30, 2007, is due to an additional 700,000 warrants being issued to two executive officers in April 2008.  The warrants issued in April 2008 have a nine-month vesting period which valued $74,000 in the period.  There was an additional value of $16,700 recognized due to warrants issued in December 2007 which will also vest in December.  This difference in compensation was partially offset by the Company paying a monthly stipend, commencing October 2006 of $2,500 to Messrs. Parsons and Place. The stipend to Mr. Place was reduced to $750 in July 2007 and subsequently reduced to $375 in November 2007. The stipend to Mr. Parsons was reduced to $1,250 in November 2007. Total stipends paid during the three-month period ended November 30, 2007 were $11,500 while total stipends paid during the three month period ended November 30, 2008 were $3,250.

Interest expense to related parties. The increase in interest expense for the three-month period ended November 30, 2008, compared to the three-month period ended November 30, 2007, is due to the Company issuing 1,000,000 warrants on April 30, 2008 as interest due for related party notes payable.  The value of these warrants is $224,970.  One fourth of the value was recognized as interest expense in the three month period ended November 30, 2008 for a value of $56,243.

Net Income (loss). Net Loss for the three-month period ended November 30, 2008 was $195,493 compared to a net loss of $114,309 for the three-month period ended November 30, 2007.  This was primarily due to an increase in interest expense on related party loans in the three month period ended November 30, 2008.

Nine-month period ended November 30, 2008 compared to the corresponding period in 2007

			Year over
	2008	2007	year change	%

Sales	$908,621	$725,656	182,965	25%
Cost of sales	523,238	344,929	178,309	52%
Gross profit	385,383	380,727	4,656	1%
Gross profit percentage	42%	52%
Selling and marketing expenses	58,535	51,377	7,158	14%
General and administrative expenses	424,275	578,328	(154,053)	-27%
Compensation to executive officers	277,910	39,625	238,285	501%
Interest expense to related parties	143,856	65,747	78,109	118%
Net loss	(465,508)	(202,071)	(263,437)	130%

Net cash provided by (used in) operating activities	266,525	(97,967)	364,492	-372%
Net cash provided by (used in) investing activities	(37,079)	135,986	(173,065)	-127%
Net cash provided by (used in) financing activities	(54,213)	99,705	(153,918)	-154%

Sales. Sales increased primarily due to sales to a new customer during the nine-month period ended November 30, 2008.   Welfare Services contributed to $220,000 revenue in the quarter ended November 30, 2008.  Website sales increases by $70,000 in the nine-month period ended November 30, 2008.  Additional increases in sales to three customers (Emergency Essentials, Giles Butler, and Healthy Directions, LLC) contributed to an approximate increase of $160,000. The number of bottles sold increased from 64,733 to 36,961, while the average price per bottle increased from $6.82 to $7.33. Sales of bottles totaled approximately $465,500 while sales of other products during the nine-month period ended November 30, 2008 totaled approximately $367,000, including the new emergency survival pack, replacement filters and canteens. Going forward, we anticipate a continued decline in the sales of non-bottle products with the trend to more sales of bottles.

Cost of sales and gross profit.  The increase in cost of sales is primarily due to increased sales.  As a percentage of sales, the gross profit percentage decreased from 52% to 42% due to a change in the pricing of bottles combined with a change in production costs.   As previously noted, the average sales price per bottle increased while the average cost per bottle increased from $2.68 to $2.93 for the nine-month periods.

General and administrative expenses. The decrease in general and administrative expenses is due to the following: (1) accounting expenses decreased by approximately $160,500 (2) legal expenses decreased by 11,700(3) an increase in allocated general and administrative expense of $71,000 due to overhead calculation (4) an increase in outside services by 7,000 (5) merchant fees increased by $4,500 due to a new vendor being used and changes in the daily process for charging transactions (6) rent increased by $16,500 due to an increase in CAM expenses and additional rent being paid in China to increase production.

Compensation to executive officers. The increase in compensation to executive officers for the nine-month period ended November 30, 2008, compared to the nine-month period ended November 30, 2007, is due to an additional 700,000 warrants being issued to two executive officers in April 2008.  The warrants issued in April 2008 have a nine-month vesting period which valued 148,000 in the period.  This increase in compensation was partially offset by the Company paying a monthly stipend, commencing October 2006 of $2,500 to Messrs. Parsons and Place.  The stipend to Messer. Place was reduced to $750 during July 2007 (total stipends paid during the nine-month period ended November 30, 2008 were $3,250).

Interest expense to related parties.  The increase in interest expense for the nine-month period ended November 30, 2008, compared to the nine-month period ended November 30, 2007, is due to the Company issuing 1,000,000 warrants on April 30, 2008 as interest due for related party notes payable.  The value of these warrants is $224,970.  One fourth of the value was recognized as interest expense in the three month period ended November 30, 2008 for a value of $56,243.

 Net loss.  There was a net loss of $465,508 for the nine-month period ended November 30, 2008 compared to a net loss of $202,071 for the nine-month period ended November 30, 2007.  The loss was significantly higher than the previous year primarily attributable to additional warrants being issued in April 2008 which increased expenses in the nine month period ended November 30, 2008.

Liquidity and Capital Resources

Net cash used in operating activities. During the nine-month period ended November 30, 2008, the Company funded its operations primarily through the utilization of customer deposits to purchase raw material and other production costs and proceeds received from the TAM Trust while in the prior fiscal year, the Company primarily funded its operations by the sale of restricted common stock.  During the nine-month period ended November 30, 2007, the net loss of approximately $465,508 was offset by approximately $572,228 non-cash expenditures.

Net cash used in investing activities. During the nine-month period ended November 30, 2008; the decrease in cash provided by investing activities was due to the release of 75,000 in restricted cash in the nine month period ended November 30, 2007 and the purchase of shop equipment in November 2008.

Net cash provided by financing activities. The decrease in cash provided by financing activities during the three month period ended November 30, 2008 was largely due to the default of the airplane loan.

Our principal sources of liquidity have historically been funds generated from operating activities and borrowings from the TAM Trust, one of our principal shareholders. As of November 30, 2008, the TAM Trust has loaned the Company $471088 at 10% simple interest, repayable after March 1, 2011.  The Company believes that despite the increase in sales experienced during the fiscal years ended February 28, 2007 and 2008 and the nine-month period ended November 30, 2008, additional funding may still be required from the TAM Trust or other shareholders. During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding. As of November 30, 2008, the TAM Trust has advanced the Company $171,913 of $500,000 committed.

As of November 30, 2008, the Company had $195,270 in cash and no remaining amount available to borrow under its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. The Company believes it has liquidity and committed funds to meet its operating needs through the balance of fiscal 2009.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer each have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal three months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal three months that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As of November 30, 2008, we know of no legal proceedings pending or threatened or judgments entered against the Company or any of our directors or officers in his capacity as such.

ITEM 1A. RISK FACTORS

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

Lack of Profitability. To date, we have incurred significant losses.  For the quarter ended November 30, 2008, our revenue was $431,538 versus $178,023 for the comparative quarter ended November 30, 2007. This increase was due primarily to sales to one customer (Welfare Services) as detailed in the Results of Operations section below.  Net losses for the quarter ended November 30, 2008 of $195,493 were higher than net loss in the comparative quarter ended November 30, 2007 of $114,309 as a result of an increase in interest expense on related party loans in the quarter ended November 30, 2008.  We have a policy of not projecting sales and profits due to:

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

Dependence on One or a Few Customers.  For the quarter ended November 30, 2008, one customer (Welfare Services) individually accounted for greater than 10 percent of total sales. In addition four other customers (Giles Butler, Healthy Direction, LLC, Innova Pure Water Inc, and Wellness Enterprises) individually account for greater than 5% of total sales.  Management believes that if the targeted revenues are not achieved within their current marketing and distribution agreements, the revenues can be replaced through the sale of filters and related products to other direct marketing companies. However, there can be no assurance that this will occur which could result in an adverse effect on the Company’s financial condition or results of operations in the future.

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

We Face Risks Associated With Currency Exchange Rate Fluctuations.  Although we currently transact business primarily in U.S. dollars, a large portion of our revenues and related cost of goods sold may be determined in foreign currencies if we continue to expand our international operations.  Conducting business in currencies other than U.S. dollars subjects the Company to fluctuations in currency exchange rates that could have a negative impact on our reported operating results.  Fluctuations in the value of the U.S. dollar relative to other currencies may impact our revenue, cost of goods sold and operating gross margin and result in foreign currency translation gains and losses.  Historically, we have not engaged in exchange rate hedging activities.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended November 30, 2008, the Company issued 42,743 warrants to individuals as payment for past services with an approximate total value of $14,800.

In all of the transactions shown above, we have issued stop transfer orders concerning the transfer of certificates representing all the common stock issued and outstanding as reported in this section.

There have been no further issuances of securities through the date of this filing.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION

              None

ITEM 6.  EXHIBITS

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

Reports on Form 8-K

We filed two reports on September 23 2008 and October 14, 2008 under cover of Form 8-K for the period ended November 30, 2008. The first report related to the entry into a material definitive agreement, and the second report related to material sales in September of 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act OF 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Seychelle Environmental Technologies, Inc.

Date: January 12, 2009	By:	/s/ Carl Palmer
Carl Palmer Director, Chief Executive Officer and President

Date: January 12, 2009	By:	/s/ Jim Place
Jim Place Director and Chief Financial Officer and Chief Operating Officer