Form 10-K
period 2009-02-28
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2009-05-22
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [] No [X].

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) : Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock, as of February 28, 2009 was 25,824,146.  Moreover, the aggregate market value of the voting stock of the Registrant held by non-affiliates as of May 22, 2009 was approximately $5,021,000.

References in this document to "us," "we," “Seychelle,” “SYEV,” or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiary.

TABLE OF CONTENTS

PART I

Item 1. DESCRIPTION OF BUSINESS.

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

As of February 28, 2009, Seychelle has sold over 2 million portable water filtration bottles throughout the world to customers such as individuals, dealers, distributors and to governments, military, agencies and emergency relief organizations such as the U.S. Marine Corps, the International Red Cross, Eco-Challenge, Kenya Wild Life Service, La Cruz Roja de Mexico and the N.Y. Institute for the Blind. In addition, the Company has donated thousands of portable bottles to church groups and missionaries worldwide.

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

Principal Products or Services and their Markets

Current Products

Seychelle has a varied line of portable filter bottles for people on the go. They include Pull Top and Flip Top’s and military style canteens - standard or with advanced filters (for virus and bacteria control). Sizes are from 18 ounce to 38 ounces, and provide up to 100 gallons of pure drinking water from any fresh water source; running or stagnant (such as rivers, lakes, ponds, streams and puddles).

The current products include: Flip-Top and Pull Top bottles, Canteens, Pure Water Pump, Bottoms-Up bottles, Emergency bottle, In-Line filter, Pure Water Bag, Pump N’ Pure, Pure Water Straw, Emergency Survival Pack, Water Pitcher and Replacement Filters.

New Products

We have re-engineered the Flip Top bottle to eliminate parts, reduce costs, provide a more streamlined look, and add a disinfectant capability. Additionally, the In-Line Filter has been changed to provide greater filter media, and meet field conditions that require a longer, narrower design.  The Emergency Survival Pack meets the essential needs, including food, for two people to survive for three days during any kind of a disaster.

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

During July 2006, the Company signed a second exclusive license agreement (the Second Agreement) with Gary Hess, doing business as Aqua Gear USA. We will pay a 2% royalty on net sales for this technology up to $120,000 and 1% thereafter.  This agreement included the issuing of 100,000 warrants to Gary Hess that is being amortized over three years.  The Second Agreement shall continue indefinitely unless terminated due to a default or breach of the agreement. This affords the Company additional patent protection (patent # 6,136,188) and ownership of the trademark Aqua Gear. Products affected include all Aqua Gear trademarked filter bottles sold in the product line.  As of the date of this document, approximately $30,300 in royalties has been paid under these license agreements.

During April 2006, the Company issued 50,000 shares of common stock to the shareholders of Continental Technologies, Inc. (Continental) with an approximate value of $16,100 for the Redi Chlor brand name, trademark and the use of the EPA Registration Number 55304-4-7126. As of the date of this document, the Company has commenced selling the Redi Chlor brand name water chlorine tablets to consumers, dealers, distributors and manufacturers. Under the agreement, the Company further agreed to remit to Continental a 10% commission on net sales, as defined, of the existing product and 10% on any product sold by Continental for us to their existing or new customers at our original equipment manufacturer (OEM) prices. The agreement is through the life of Seychelle. Through February 29, 2008, $3,011 has been paid in royalties.

During July 2007, the Company received approval from the U.S Food and Drug Administration to import certain of the Company’s emergency preparedness products. As of the date of this document, the Company has sold approximately 2,250 units to its customers.

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

Sales Channels

Sales channels to be pursued will include: Retail, Military, Government, Non-Governmental Agencies (NGO)’s, Foundations, Missionaries, Multi-Level Marketing, International, OEM and Joint Ventures. At present, we are talking to several multi-level marketing companies with over one million distributors worldwide who currently do not have a water product in their line. Seychelle, with over sixty years of combined multi-level and direct sales marketing experience is well positioned to help any of these companies make a meaningful impact within their sales organizations.
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

Customers and Competition

Seychelle products compete against all forms of drinking water: tap water supplied by municipal water districts, bottled water, and home water treatment systems provided by suppliers (such as independent dealers, distributors, catalogs, Internet sellers, etc.) in the form of reverse osmosis systems, distillation, and filtration systems.  Therefore, Seychelles’ portable and home filtration products compete in a limited segment of the market as an alternative to other sources of drinking water.

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

Currently, the majority of our sales are to customers in the U.S.  However, with distribution agreements for the Peoples Republic of China, Hong Kong, Japan, Singapore, Taiwan and India, overseas sales could increase in the future as these countries have a greater need for safe drinking water.  As of February 28, 2009, one customer (Welfare Services, 19%) accounted for greater than 10% of our total sales.

Backlog

As of February 28, 2009, Ecousable. had approximately 11,500 stainless steel bottle filters on back order, with an estimated sales value of approximately $66,000.  Additionally, as of February 28, 2009, Innova had approximately 9,700 bottles on back order with an estimated value of approximately $61,000.  The total backlog amount as of February 28, 2009 was approximately $179,000.

Employees

As of February 28, 2009, we had a President and two (2) executive employees managing the Company with two (2) administrative employees supporting that effort.  In production, operations and warehousing we had one (1) full-time employee and two (2) independent contractors working to fill all sales orders.

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

As these patents expire in 7 and 8 years, respectively, the Company cannot at this time estimate the financial impact of the expiration of these patents.

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

Research and Development

We have spent approximately $3,100 in research and development activities during the fiscal year ended February 28, 2009.  As of the time of this filing, virtually all research, development and testing are being performed by Carl Palmer, the Company’s CEO, as part of his day-to-day duties.

Environmental Compliance

At the present time, Seychelle is not subject to any material costs for compliance with any environmental laws. With respect to our current focus of operations, we do not know if environmental compliance will have a material impact on us in the future.

Item 1A. RISK FACTORS.

THE OWNERSHIP AND INVESTMENT IN OUR SECURITIES INVOLVES SUBSTANTIAL RISKS. OUR COMMON SHARES SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THESE RISKS RELATING TO OUR COMPANY.

Because we had incurred continuing operating losses, our accountants expressed doubts about our ability to continue as a going concern.

For the fiscal year ended February 28, 2009, the accountants for the Company expressed doubt about our ability to continue as a going concern as a result of continuing operating losses. Our ability to achieve and maintain profitability and positive cash flow will depend on the success of our business plan.

We do not have a successful operating history and may never become profitable.

Our Company was formed on January 23, 1998 and acquired the operations of a company that had been in existence since 1996. Since beginning operations, we have continued to expand our product lines but have not generated enough revenue to be profitable. This has required us to seek both investor capital and financing from time to time. Recent sales activity for the fiscal year ended February 28, 2009 has increased over the past year but not to the extent to be profitable. We have experienced in the past and may experience in the future under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business. These include:

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

As an organization, we are dependent  upon technology for the development of our products.

We are operating in a business that requires extensive and continuing research, development and testing efforts. There can be no assurance that new products will not render our products obsolete or non-competitive at some time in the future.

Our success as an organization depend, in large part, upon our ability to protect our intellectual property rights .

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

Many of our competitors have substantially greater capabilities and resources and may be able to develop and commercialize products before we do.

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

Our directors and executive officers have made a full commitment to our business. The loss of any or all of these individuals could have a materially adverse impact on our operations We will depend on our senior executive officers as well as other key personnel. If any key employee decides to terminate his employment with us, this termination could delay the commercialization of our products or prevent us from becoming profitable. Competition for qualified employees is intense among companies in our industry, and the loss of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the expansion of our activities, could hinder our ability to successfully develop and maintain marketable products.

We have a significant dependence on a few customers.

For the year ended February 28, 2009, one customer (Welfare Services, 19%) accounted for greater than 10% of our total sales.  In addition four other customers (Emergency Essentials, Giles Butler, Wellness Enterprises, and Healthy Directions) individually account for approximately 5% of total sales.  Management believes that if the targeted revenues are not achieved within their current marketing and distribution agreements, the revenues can be replaced through the sale of filters and related products to other direct marketing companies. However, there can be no assurance that this will occur which could result in an adverse effect on the Company’s financial condition or results of operations in the future.

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

Our Financial Results Could Vary Significantly From Quarter to Quarter and Are Difficult to Predict.

 Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control.  As a result, comparing our operating results on a period-to-period basis may not be meaningful.  In addition, we may not be able to predict our future revenues or results of operations.  We base our current and future expense levels on our internal operating plans and anticipated sales levels, and our operating costs are to a large extent fixed.  As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that period.  In addition, any payments due to us from our customers may be delayed because of changes or issues with those customers’ processes.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accounting firm.  Currently, we believe these two requirements apply to our annual reports for fiscal 2009 and 2010, respectively.  The standards that must be met for the management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.  We have incurred, and expect to incur, significant expenses and to devote resources to Section 404 compliance during fiscal year 2010 and on an ongoing basis.  It is difficult for us to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting.  As a result, we may not be able to complete the assessment and remediation process on a timely basis.  In addition, the attestation process by our independent registered public accounting firm is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm.  In the event that our Chief Executive Officer, Chief Financial Officer, or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react of how the market prices of our shares will be affected, however, we believe that there is a risk that investor confidence and share value may be negatively impacted.

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

Our articles of incorporation and bylaws could discourage acquisition proposals, delay a change in control, or prevent other transactions.

Provisions of our articles of incorporation and bylaws, as well as provisions of the Nevada Business Corporation Act, may discourage, delay or prevent a change in control of our Company that you as a stockholder may consider favorable and may be in your best interest. Our certificate of incorporation and bylaws contain provisions that:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and discourage a takeover attempt; and

•	limit who may call special meetings of stockholders.

Our stock price can be volatile.

The future market price of our common stock could fluctuate widely because of:

•	future announcements about our Company or our competitors, including the results of testing, technological innovations or new commercial products;

•	negative regulatory actions with respect to our potential products or regulatory approvals with respect to our competitors’ products;

•	changes in government regulations;

•	developments in our relationships with our partners;

•	developments affecting our partners;

•	our failure to acquire or maintain proprietary rights to the products we develop;

•	litigation; and

•	public concern as to the safety of our products.

he stock market has experienced price and volume fluctuations that have particularly affected the market price for many emerging companies. These fluctuations have often been unrelated to the operating performance of these companies. These broad market fluctuations may cause the market price of our common stock to be lower or more volatile than otherwise expected.

Buying low-priced penny stocks is very risky and speculative. The applicability of the “penny stock rules” to broker-dealer sales of our common stock will have a negative effect on the liquidity and market price of our common stock.

Trading in our shares is subject to the "penny stock rules" adopted pursuant to Rule 15g-9 of the Securities and Exchange Act of 1934, as amended, which apply to companies that are not listed on an exchange and whose common stock trades at less than $5.00 per share or which have a tangible net worth of less than $5,000,000 - or $2,000,000 if we have been operating for three or more years. The penny stock rules impose additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the penny stock rules will affect the ability of broker-dealers to sell shares of our common stock and may affect the ability of shareholders to sell their shares in the secondary market, as compliance with such rules may delay and/or preclude certain trading transactions. The rules could also have an adverse effect on the market price of our common stock.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares. You will also find it difficult to obtain accurate information about, and/or quotations as to the price of our common stock.

The lack of a broker or dealer to create or maintain a market in our common stock could adversely impact the price and liquidity of our securities.

We have no agreement with any broker or dealer to act as a market maker for our securities and there is no assurance that we will be successful in obtaining any market makers. The lack of a market maker for our securities could adversely influence the market for and price of our securities, as well as your ability to dispose of, or to obtain accurate information about, and/or quotations as to the price of, our securities.
We do not expect to pay dividends on common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future

ITEM 2. DESCRIPTION OF PROPERTY.

As of February 28, 2009, our business office was located at 33012 Calle Perfecto, San Juan Capistrano, CA 92675. Our telephone number at this address is 949-234-1999. We pay a total of approximately $8,300 in rent per month for approximately 7,200 square feet of office, operations and warehousing. We have a lease with an unaffiliated third party, which was renewed in  January 2008 will expire in August 2009.  The Company is uncertain as to whether this lease will be renewed again upon expiration.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market or Markets

Our Common Stock began trading in 1997 on the NASDAQ’s “Electronic Bulletin Board" OTCBB.  Since the consummation of the Exchange Agreement between our Company and SWT, market makers and other dealers have provided bid and ask quotations of our Common Stock under the symbol "SYEV." We de-listed from the OTCBB in 2002 and were traded on the "Pink Sheets" from December 2002 to March 11, 2008 when we were re-listed on the OTCBB. The table below represents the range of high and low bid quotations of our Common Stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions. For the fiscal year ended February 28, 2009, the common stock was at a High bid price of $.55 and a Low bid price of $.09.

Fiscal Year 2009	High Bid	Low Bid

Quarter Ended:

First Quarter May 2008	$.44	$.21

Second Quarter August 2008	$.40	$.09

Third Quarter November 2008	$.55	$.21

Fourth Quarter February 2009	$.25	$.10

Fiscal Year 2008	High Bid	Low Bid

Quarter Ended:

First Quarter May 2007	$.42	$.26

Second Quarter August 2007	$.42	$.29

Third Quarter November 2007	$.51	$.20

Fourth Quarter February 2008	$.40	$.19

Approximate Number of Holders of Common Stock

As of February 28, 2009, there were approximately 363 shareholders of record of our common stock.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. Seychelle paid no dividends on the common stock during the periods reported herein nor do we anticipate paying such dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended February 29, 2008 and February 28, 2009.  The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

Inventory Reserves

At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence.  This evaluation includes an analysis of sales levels by product type.  Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory.  This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, and the period over which cash flows will occur. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory.  The Company’s reserve for excess and obsolete inventory amounted to $134,313 as of February 28, 2009.

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

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants.  Implementation of SAB 110 did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

Results of Operations

Our summary historical financial data is presented in the following table to aid you in your analysis.  You should read this data in conjunction with this section entitled Management Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report.  The selected consolidated statements of operations data for the fiscal years ended February 29, 2008 and February 28, 2008 are derived from our consolidated financial statements included elsewhere in this report

Fiscal year ended February 28, 2009 compared to the corresponding period in fiscal 2008.

Selected Financial Data

	Years Ended
	February 28,	February 29,		Percentage
	2009	2008	Difference	Change

Sales	$1,123,370	$858,769	264,601	31%
Cost of sales	594,766	491,066	103,700	21%
Gross profit	528,604	367,703	160,901	44%
Gross profit percentage	47%	43%
Selling and marketing expenses	59,456	33,645	25,811	77%
General and administrative expenses	520,305	719,517	(199,212)	-28%
Loss from operations	(332,926)	(385,459)	(52,533)	-14%
Interest expense	(59,540)	(55,851)	(3,689)	-7%
Interest income	56	7,887	(7,831)	-99%
Other income	62,255	169,961	(107,706)	-63%
Net loss	(330,155)	(263,462)	(66,693)	-25%

Net cash provided by (used in) operating activities	255,424	(271,785)	518,553	190%
Net cash provided by (used in) investing activities	42,466	(135,967)	185,527	-136%
Net cash provided by (used in) financing activities	72,394	(118,946)	175,590	-147%

Sales. The increase in sales is primarily attributable to two new customers acquired throughout fiscal year ended February 28, 2009.    Sales to these customers accounted for $289,000 of sales in fiscal year ended February 28, 2009.  Overall, the number of bottles sold with or without replacement filters decreased by approximately 11% (from 85,000 bottles during 2008 to 76,000 bottles during 2009) while the average sales price per bottle increased by 17%.  Customer concentration is constantly changing  which contributes to most of the fluctuation in sales.  During the fiscal year ended 2009, 9 customers accounted for  69% of total sales.  Management is actively pursuing additional sales opportunities and we expect sales in the year ending February 28, 2010 to be comparable to or higher than the level in the year ended February 28, 2009.

Cost of sales and gross profit percentage.  The increase in cost of sales and corresponding increase in gross profit dollars and gross profit percentage is primarily due to an increase in sales of approximately the same percentage of increase for cost of sales.  The average sales price for bottles increased by 17%; however the actual average cost of producing the bottles increased by 11% from fiscal year 2008 to fiscal year 2009. The increase in production costs was primarily due to changes made in the bottle design to reduce the number of components in each product and additional items constantly in developing stages. Since over a third of the sales in units were discontinued products and below a 40% gross margin in fiscal 2009, we expect the gross profit percentage to improve going forward.

Selling and marketing expenses.  The increase in selling expenses is primarily due to sales commissions totaling $34,000 being paid to two representatives for bringing in customers. This increase was slightly offset by a decrease in advertising expense for the fiscal year ended February 28, 2009.  Sales and marketing costs are expected to remain at approximately the same level in the year ending February 28, 2010 as compared to fiscal 2009.

General and administrative expenses. The decrease in general and administrative expenses was primarily due to the following : (1) There was a decrease in accounting fees of approximately $152,000 due to different vendors being used in fiscal year ended 2009 for auditing services and independent CPA services. (2) During the fiscal year ended February 28, 2009, the Company decreased their legal expenses by approximately $23,000.  During the fiscal year ended February 28, 2009, the Company determined that there were no long lived assets in need of impairment.

Interest expense. There was not a significant change in interest expense for the fiscal year ended 2009 compared to the fiscal year ended 2008.

Interest income. The reduction in interest income was due to a combination of lower interest rates available on deposits and lower balances being carried in interest bearing accounts at the bank.

Other income. The other income during the year ended February 29, 2008 was a legal settlement. Other income during the year ended February 28, 2009 was due to customer deposits that were applied to miscellaneous income as per an agreement between Seychelle and the customer.

Net loss. The net loss for the fiscal year ended February 28, 2009 was $330,155 or 25% more than 2008 due to an increase of $103,700 in cost of goods sold and an increase of $25,811 in selling and marketing expenses.  However, most of this variable cost increase was attributed to a 31% increase in sales as gross margins improved from 43% to 47%.   Looking further, the drop in other income by $107,705 (due to a one-time gain of $168,000 in FY 2008) was the primary reason for the increase in the net loss of $66,693,   As a result of better overall control of expenses and the continued emphasis on higher gross margin items with the discontinuance of products lower than 40%, we expect continued improvement in the profitability of the Company.

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

The following table summarizes our significant contractual obligations on an undiscounted basis as of February 28, 2009 and the future periods in which such obligations are expected to be settled in cash or converted into the Company’s common stock. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in footnotes, as referenced below:

							Convertible
		Less Than				More Than	to Stock
	Total	1 Year	1- 2 Years	2-3 Years		3 Years	or Warrants

Accounts payable and accrued liabilities	$92,818	$92,817
Customer deposits	177,325	177,325
Accrued interest to related party	76,359						$245,087
Note payable to related party	471,088					471,088
							40,000
Note payable	126,802	1 26,802

	1,113,119	445,555	-		-	471,088	285,087
Other contractual commitments (2)	45,957	43,668	2,289

Total contractual obligations	$1,159,076	$489,223	$2,289	$		$471,088	$285,087

________________
(1) Increased to $100,000 in March 2008
(2) Office lease commitment expiring August 2009 and office equipment lease

The Company currently estimates monthly cash requirements of $46,000 to cover general and administrative overhead costs.

As of February 28, 2009, the Company has unrestricted cash of approximately $160,000 and a backlog of $179,000 in unshipped orders.  The Company believes that additional funding may still be required in the form of related party notes or other shareholder investment. During March 2008, the Company received an additional $75,000 in related party notes to fund operations.  During April 2008, the TAM Trust committed to providing up to $250,000 in additional funding, if required.  As of February 28, 2009, $22,000 was available to Seychelle.

Liquidity and capital resources.

Net cash used in operating activities. During the fiscal years ended February 28, 2009 and February 29, 2008, the Company funded its operations though the utilization of customer deposits to pay for raw material and other production costs. The Company also continues to pay some of its vendors in common stock instead of cash. Additionally, the Company pays its related party interest expense in stock purchase warrants. These activities conserve cash despite the losses incurred during the year. Additionally, the Company has been successful in collecting its accounts receivable timely, which also helps with operating cash flow.

Net cash used in investing activities. The fiscal 2009 decrease in cash from investment activities is due to purchasing tooling throughout the year and the purchase of a bagging machine for production. The fiscal 2008 increase in cash from investment activities was primarily due to refinancing the airplane, resulting in a release from the requirement to hold $150,000 as restricted cash.

Net cash used in financing activities. In 2009, the Company exchanged the airplane for the remaining loan outstanding on the airplane.  In 2008, the Company obtained additional financing by restructuring the airplane note and receiving additional loans from a related party.

Our principal sources of liquidity have historically been borrowings from one of our principal shareholders.  As of February 28, 2009, the shareholder has loaned the Company $471,088 at 10% simple interest, repayable after March 1, 2011.   The Company has accrued $76,359 for interest costs to the related party as of February 28, 2009.   During March 2008, the Company received an additional $75,000 in funds from the TAM Trust to continue the development of its new emergency preparedness products.  During April 2008, the TAM Trust committed to providing up to $250,000 in additional funding, if required.  The Company believes it has liquidity and committed funds to meet its operating needs through fiscal 2010.

Capital expenditures.

We do not expect any significant capital expenditures in fiscal 2010, except for additional molds or tooling to supplement our existing capital equipment, which can be funded out of current cash flow.

Research and development.

We are operating in a business that requires extensive and continuing research, development and testing efforts.  However, there is no separate allocation of salaries for Carl Palmer in research and development.   The portable filtration bottles are continuously being redesigned to find the most efficient way to produce the product while making all products as high quality as possible.

Employees.

We anticipate no additional executive and non-executive hiring.  Any projected increase in the business can be handled through the addition of variable and independent plant contractors and outside consultants.

Causes for any material changes from period to period.

In the fiscal year ended February 28, 2009, sales were $1,123,170 compared to the same period in the prior year with sales of $858,769.  Company management believes that the business is prepared to continue growth with both new and current (international and domestic) customers purchasing product. Our experience is that the general market for the sales of pure water increases during the summer months. Our experience to date has not shown measurable increases due to its very limited retail distribution. As previously noted, gross profit margins have increased due to lower outside assembly labor and raw material costs and higher sales prices and overall product mix. At this time, the Company does not know what the impact of the patents expiration will be, as the expiration will not occur for several years. Finally, there are no off-balance sheet arrangements to skew sales.

Any seasonal aspects

We have not experienced seasonal sales spikes in our sales as a result of our very limited retail distribution.

Off-Balance Sheet Arrangements : none

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Consolidated Financial Statements
Fiscal Years Ended February 28, 2009 and February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Seychelle Environmental Technologies Inc.

We have audited the accompanying consolidated balance sheets of Seychelle Environmental Technologies Inc.  as of February 28, 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended February 28, 2009 and February 29, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seychelle Environmental Technologies Inc.  as of February 28, 2009, and the related statements of operations, stockholders’ deficit and cash flows for the years ended February 28, 2009 and February 29, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and has an accumulated deficit of $7,015,849, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
May 22, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Seychelle Environmental Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Seychelle Environmental Technologies, Inc. and subsidiary (the Company) as of February 29, 2008, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the fiscal year ended February 29, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seychelle Environmental Technologies, Inc. and subsidiary as of February 29, 2008, and the results of their operations and their cash flows for the fiscal year ended February 29, 2008, in conformity with accounting principles generally accepted in the United States of America.

As described in Notes 2 and 9 to the consolidated financial statements, effective March 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109."

/s/ Windes & McClaughry Accountancy Corporation
Windes & McClaughry Accountancy Corporation

Irvine, California
May 29, 2008

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2009 and FEBRUARY 29, 2008

ASSETS
	2009	2008
Current assets:
Cash and cash equivalents	$160,415	$19,851
Accounts receivable, net
	61,447	20,709
Inventory, net	409,353	383,372
Prepaid expenses and other current assets	77,827	23,386
Asset held for sale	-	149,111
Total current assets	709,042	596,429

Property and equipment, net	129,964	112,095
Intangible assets, net	16,374	23,468
Other assets	6,624	6,624
Total assets	$862,004	$738,616

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$92,818	$133,356
Customer deposits	177,325	66,951
Accrued interest due to related party	76,359	221,170
Notes payable	126,802	258,446
Total current liabilities	473,304	679,923

Long-term related party notes payable	471,088	396,088
Total liabilities	944,392	1,076,011

Commitments and contingencies (Note 10)

Stockholders' deficit:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 25,824,146 and 25,613,670 shares issued and outstanding, respectively	25,824	25,614
Additional paid-in capital	6,907,637	6,322,685
Accumulated deficit	(7,015,849)	(6,685,694)
Total stockholders' deficit	(82,388)	(337,395)
Total liabilities and stockholders' deficit	$862,004	$738,616

The accompanying notes are an integral part of these consolidated financial statements

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	February 28,	February 29,
	2009	2008

Revenues	$1,123,370	$858,769
Cost of sales	594,766	491,066
Gross profit	528,604	367,703
Operating Expenses
Selling and marketing expenses	59,456	33,645
General and administrative expenses	520,305	665,871
Compensation to executive officers	281,769	53,646
Total operating expenses	861,530	753,162
Loss from operations	(332,926)	(385,459)
Other Income(Expense)
Interest income	56	7,887
Interest expense-related parties	(47,766)	(38,861)
Interest expense-other	(11,774)	(16,990)

Miscellaneous expense(income)	62,255	169,961
Total other income(expense)	2,771	121,997
Loss before income tax expense	(330,155)	(263,462)
Provision for income taxes	-	-
Net loss	$(330,155)	$(263,462)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,773,953	25,351,604

The accompanying notes are an integral part of these consolidated financial statements

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balance at February 28, 2007	25,150,896	$25,151	$6,106,916	$(6,422,232)	$(290,165)

Contributed executive services			10,000		10,000
Issuance of common stock for compensation	83,500	84	24,545		24,629
Issuance of common stock as partial payment of accounts payable	389,274	389	125,783		126,172
Warrants issued as payment of accrued interest due to related party			60,509		60,509
Warrants issued for services			32,422		32,422
Buy back of common stock	(10,000)	(10)	(37,490)		(37,500)
Net loss				(263,462)	(263,462)
Balance at February 29, 2008	25,613,670	25,614	6,322,685	(6,685,694)	(337,395)

Contributed executive services	-	-	10,000	-	10,000
Issuance of common stock for compensation	40,000	40	11,960		12,000
Issuance of common stock as partial payment of accounts payable	230,476	230	66,504		66,734
Warrants issued as payment of accrued interest due to related party			224,970		224,970
Warrants issued for services			287,208		287,208
Buy back of common stock	(60,000)	(60)	(15,690)		(15,750)

Net loss				(330,155)	(330,155)

Balance at February 28,2009	25,824,146	$25,824	$6,907,637	$(7,045,534)	$(82,388)

The accompanying notes are an integral part of these consolidated financial statements

 SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	February 28,	February 29,
	2009	2008

OPERATING ACTIVITIES:
Net loss	$(330,155)	$(263,462)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	31,691	43,188
Stock-based compensation and interest expense	534,178	57,051
Contributed executive services		10,000
Provision for doubtful accounts	3,896	2,094
Gain on common stock issued as settlement of payables		(47,276)
Reserve for obsolete and slow moving inventory		(49,785)
Gain on disposal of property and equipment		(3,057)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(44,634)	50,071
(Increase) decrease in inventory	(25,981)	24,776
(Increase) decrease in prepaid expenses and other assets	12,293)	120,805
(Increase) decrease in asset held for sale	149,111	(11,239)
Increase (decrease) in accounts payable and accrued expenses	(40,538)	(17,545)
Increase (decrease) in accrued interest payable to related party	(144,811)	29,918
Increase (decrease) in customer deposits	110,374	(217,324)
Net Cash Provided by (Used in) Operating Activities	255,424	(271,785)

INVESTING ACTIVITIES:
Release of restricted cash	-	150,000
Proceeds from sale of property and equipment		3,500
Purchase in property and equipment	(42,466)	(17,567)
Increase in intangible assets		(84)
Decrease in other assets		118
Net Cash Provided by (Used) in Investing Activities	(42,466)	135,967

FINANCING ACTIVITIES:
Proceeds from related party notes payable	75,000	96,913
Proceeds from notes payable		179,500
Repayment of notes payable	(131,644)	(137,467)
Payments of buy back of common stock	(15,750)	(20,000)
Net Cash Provided by (Used) by Financing Activities	(72,394)	118,946

NET INCREASE (DECREASE) IN CASH	140,564	(16,872)

CASH AT BEGINNING OF YEAR	19,851	36,723

CASH AT END OF YEAR	$160,415	19,851

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for settlement of debt and accounts payable	$66,734	$173,448
Stock and warrants issued for services and interest	$534,178	$85,138

Supplemental disclosures of cash flow information:
Cash Paid for:
Interest	$29,623	$25,933
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2009 and February 29, 2008

NOTE 1:   ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Seychelle Environmental Technologies, Inc. (SET) was incorporated under the laws of the State of Nevada on January 23, 1998 as a change in domicile to Royal Net, Inc., a Utah corporation that was originally incorporated on January 24, 1986. Royal Net, Inc. changed its state of domicile to Nevada and its name to Seychelle Environmental Technologies, Inc. effective in January 1998.

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

Management’s Plan

As reflected in the accompanying consolidated financial statements, the Company has experienced recurring losses from operations and has an accumulated deficit of $7,015,849 as of February 28, 2009. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and ultimately generate positive cash flows from operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

Management’s plan regarding these matters is to develop a reliable source of revenues, and achieve a profitable level of operation. As of February 28, 2009 the Company had $160,415 in cash and a backlog of $179,000 in unshipped products.  Over the next twelve months, management believes that sufficient working capital will be obtained from a combination of revenues and external financing. However, additional funding may still be required from the TAM Irrevocable Trust (TAM Trust), a related entity, or other shareholders. During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding, if required. Available borrowings under this commitment as of February 28, 2009 were approximately $22,000.  In April 2009, the TAM Trust committed to fund up to an addition $250,000 under similar terms as the current amount outstanding.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2009 and February 28, 2008

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

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Trade receivables generally are due in 30 days. Credit losses have consistently been within management’s expectations. An allowance for doubtful accounts is recorded when it is probable that all or a portion of trade receivables balance will not be collected. The Company’s allowance for doubtful accounts of $3,986 and $2,094, as of February 28, 2009 and February 29, 2008, respectively.

As of February 28, 2009, the Company had four customers which accounted for 38%, 13%, 10%, and 9% of net accounts receivable.  The Company had two customers during the fiscal year ended February 28, 2009 that accounted for 19% of total sales.  The Company had two customers during the fiscal year ended February 29, 2008 that accounted for 26% and 18% of total sales., and four customers which accounted for 28%, 26%, 19% and 13% of net accounts receivable as of February 29, 2008.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis; and the inventory is comprised of raw materials and finished goods. Work in process of approximately $28,620 at February 28, 2009.  Raw materials consist of fittings, caps and other components necessary to assemble the Company’s finished goods.  Finished goods consist of water bottles and other filtration systems that are available for shipment to customers.  Finished goods include the costs of materials, labor and an allocation of overhead.  Total overhead allocated to inventory as of February 28, 2009 and February 29, 2008 amounted to $185,633 and $134,555., respectively.

At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence.  This evaluation includes an analysis of sales levels by product type.  Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory.  Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory.  The Company’s reserve for excess and obsolete inventory amounted to $134,313 as of February 28, 2009 and $193,645 as of February 29, 2008.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2009 and February 28, 2008

Asset Held For Sale

As of February 28, 2009, the Company no longer was in possession of any assets held for sale. As of February 28, 2008,  the Company’s asset held for sale consisted of an airplane, which was stated at the lower of its carrying value or estimated fair value less cost to sell.  The Company defaulted on a loan in July 2008 which held the Company’s airplane as collateral.  A contingent liability exists due to this default.

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
 February 28, 2009 and February 29, 2008

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

Advertising Expenses

Advertising expenses are expensed as incurred.  Total advertising expenses amounted to $nil and $12,161 for the fiscal years ended February 28, 2009 and February 29, 2008, respectively, and are included in selling and marketing expenses in the accompanying consolidated statements of operations.

Research and Development

Research and development costs are expensed as incurred and amounted to $3,101 and $1,940 for the fiscal years ended February 28, 2009 and February 29, 2008, respectively. These costs are included in general and administrative expenses in the accompanying consolidated statements of operations.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2009 and February 29, 2008

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

The Company adopted SFAS No. 123(R) on March 1, 2006 using the modified prospective transition method. Consequently, the Company’s consolidated financial statements as of and for the fiscal years ended February 28, 2009 and February 29, 2008 reflect the impact of SFAS No. 123(R).

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

The weighted average fair value of stock based compensation is based on the single option valuation approach.  The Company applied an estimated forfeiture rate of 0% for officer grants, as the vesting periods are substantially complete.  As of February 28, 2009 and February 29, 2008, there were no warrants granted to non-officers of the Company and therefore, no forfeiture rate was utilized.  The estimated fair value of share based compensation awards is amortized using the straight line method over the vesting period of the warrants or restricted common shares, as such method is consistent with the officer's contractual obligation.  The Company’s fair value calculations for share based compensation awards for the fiscal years ended February 28, 2009 and February 29, 2008 were based on the following assumptions.

	Years Ended
	February 28,	February 29,
	2009	2008

Expected life in years	2	2
Stock price volatility	139-161%	167%
Risk free interest rate	2.3 - 3.1%	2.3 - 3.1%
Expected dividends	None	None
Forfeiture rate	0%	0%

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2009 and February 29, 2008

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) as of March 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

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

There were 6,215,642 potentially dilutive shares that were excluded from the shares used to calculate diluted loss per share for the years ended February 28, 2009 and February 29, 2008, respectively, as their inclusion would dilute the net loss per share.

Concentrations

The Company has an agreement for a third party to manufacture the Company’s component parts in China. As of February 28, 2009 and February 29, 2008, the Company had prepaid inventory in China of approximately $12,084 and $2,000, respectively. For the fiscal years ended February 28, 2009 and February 29, 2008, this vendor accounted for approximately 42% and 77%, respectively, of total raw material purchases.

Reclassifications

Certain amounts in fiscal 2008 consolidated financial statements have been reclassified to conform to the fiscal 2009 presentation.  Specifically, compensation to executive officers was reclassified from general and administrative expenses and interest expense-related parties was reclassified from interest expense-other.

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2009 and February 29, 2008

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants.  Implementation of SAB 110 did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2009 and February 29, 2008

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’ This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2009 and February 29, 2008

NOTE 3:   INVENTORY

The Company’s inventory consisted of the following at February 28, 2009 and  February 29, 2008:

	2009	2008
Raw materials	$230,018	$210,417
Work in Progress	53,187	-
Finished goods	260,461	366,600
	543,666	577,017
Reserve for obsolete and slow moving inventory	(134,313)	(193,645)
	$409,353	$383,372

NOTE 4:   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at February 28, 2009 and February 29, 2008:

	2009	2008
Tooling	$311,918	$285,242
Equipment	56,654	26,654
Vehicles	10,000	10,000
Furniture and fixtures	15,775	15,775
Computer equipment	16,520	15,124
Leasehold equipment	4,710	4,710
	415,577	357,505
Less: accumulated depreciation
and amortization	(285,613)	(245,410)

	$129,964	$112,095

Fixed assets outside the United States included $115,415 and $88,739 in tooling costs located in China at February 28, 2009 and February 28, 2008, respectively. Depreciation expense for the fiscal years ended February 28, 2009 and February 29, 2008 was $24,271 and $43,229, respectively.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2009 and February 29, 2008

NOTE 5:    INTANGIBLE ASSETS

The following is a summary of intangible assets at February 28, 2009 and February 28, 2009:

	2009	2008
Redi Chlor brand name and trademark	$16,100	$16,100
Hand pump	8,000	8,000
Patents	13,052	12,727
	37,152	36,825
Less: accumulated amortization	(20,778)	(13,359)

	$16,374	$23,468

The patents expire in nine to ten years; however they and the other intangible assets are amortized over their estimated useful economic lives of five years. Amortization expense related to intangibles was $7,420 and $7,160 during the years ended February 28, 2009 and February 29, 2008, respectively. Amortization expense for the next four years is estimated as follows.

Year Ending
February 28,

	$
2010		5,606
2011		5,145
2012		5,145
2013		478

Total		$16,374

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2009 and February 29, 2008

NOTE 6:    NOTES PAYBLE

Notes payable outstanding as of February 28, 2009 and February 29, 2008 consisted of the following:

	2009	2008
Line of credit with a bank with a maximum borrowing of $100,000 is collateralized by all business assets. Any principal amounts outstanding accrue interest at the bank's index rate (5.785% as of February 28, 2009) plus 2% per annum. There were no available borrowings as of February 28, 2009. This line of credit is due in June 2009. The line of credit does not contain any restrictive financial covenants and the Company intends to renew the line of credit for another year when it becomes due.	$100,000	$80,000

Bridge note payable received from an individual in February 2008, due within six months after issuance and earning no interest. The outstanding amount has been converted to common stock subsequent to February 29, 2008 (see Note 8).	-	40,000

Note payable due to a financial institution, collateralized by the Company's airplane, with interest at 7.375% per annum and due in monthly payments through September 2032. As the Company expected to dispose of the airplane within 2008 and use the proceeds to pay off the balance of the note payable, the amounts were classified as a current liability on the accompanying consolidated balance sheet. The Company defaulted on this loan in July 2008 which held the Company’s airplane as collateral. A contingent liability exists due to this default.	-	138,446

Bagging machine financed for production from Capital Network Leasing Corporation. Lease term is 27 months at an annual interest rate of 32.575%.	26,802	-

	$126,802	$258,446

All of the above notes payable are classified as current liabilities as of February 28, 2009 and February 29, 2008.

NOTE 7:   RELATED PARTY NOTES PAYABLE AND ACCRUED INTEREST

At February 28, 2009 and February 29, 2008, the Company had outstanding notes payable from the Company’s primary investor (the TAM Trust) totaling  $471,088 and $396,088, respectively. These notes bear interest at 10% per annum.  The advances are not repayable until after March 1, 2011 and the repayment of is subordinate to the Company’s line of credit and note payable to a financial institution (see Note 6).

As of February 28, 2009 and February 29, 2008, accrued interest on the related party notes payable amounted to $76,359 and $221,170, respectively, which is included in accrued interest due to related party on the accompanying consolidated balance sheets.

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

During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding, if required, to help fund the operations of the Company.  Through February 29, 2008, approximately $22,000 of the original $250,000 was still available to the Company.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2009 and February 29, 2008

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

In 2009, the Company issued 133,333 shares of restricted common stock as repayment of a bridge note payable outstanding in the amount of $40,000 (Note 6). The Company also issued 97,143 shares of restricted common stock for $26,734 of accounts payable.

In 2009, the Company issued 40,000 shares of restricted common stock for service valued at $12,000.

A summary of restricted stock grant activity is as follows.

		Weighted-
		Average
	Restricted	Grant Date
	Shares	Fair Value

Outstanding at March 1, 2007	-	$-
Granted	472,774	0.33
Forfeited	-	-
Vested	(444,441)	0.33
Outstanding at February 29, 2008	28,333
Granted	271,476	0.29
Forfeited	(61,000)	0.26
Vested	-	0.00
Outstanding at February 28, 2009	238,809	$0.40

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2009 and February 29, 2008

As of February 28, 2009, the Company had a total of 238,809 unvested restricted shares outstanding.  As of February 29, 2008, the Company had a total of 28,333 unvested restricted shares outstanding, which vest through June 2009.  The total unrecognized compensation expense as of February 28, 2009 to be recognized over this period amounted to $11,333.

Warrants

On July 25, 2006, the Company granted a consultant 100,000 warrants to purchase restricted shares of the Company’s common stock at an exercise price of $0.40 per share for services rendered.  The warrants become fully vested August 1, 2008 and expire August 1, 2010.  The grant date fair value of the warrants was $39,320 using the Black Scholes option pricing model. The warrants resulted in expense of $21,818 during the fiscal year ended February 29, 2008.

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

In April 2008, the Company issued 1,000,000 warrants with an exercise price of $0.33 in payment of accrued interest. The total grant date fair value of the warrants was $224,970 which was calculated using the Black Scholes option pricing model.

In April 2008, the Company issued 700,000 warrants to two executives with an exercise price of $0.33 for payment of expanded management services. The total grant date fair value of the warrants was $287,208 which was calculated using the Black Scholes option pricing model and will be amortized over the two year service period for which the warrants were granted.

As of February 29, 2008, total unrecognized compensation expenses related to unvested stock warrants was approximately $41,000, which was recognized as an expense over the period ending December 2008.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009 and  February 29, 2008

A summary of warrant activity for the fiscal years ended February 28, 2009 and February 29, 2008 are as follows.

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price

Outstanding at March 1, 2007	6,100,000	$0.23
Granted	707,221	0.40
Exercised	-	-
Forfeited	-	-
Outstanding at February 29, 2008	6,807,221	0.23
Granted	1,730,000	0.33
Exercised	-	-
Forfeited	2,000,000	-
Outstanding at February 28, 2009	6,537,221	0.25

Vested or expected to vest at February 28, 2009	5,700,000	0.25

Exercisable at February 28, 2009	5,700,000	0.25

The following table summarizes significant ranges of outstanding warrants as of February 28, 2009:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise	Number	Exercise
Exercise	Number	Life (Years)	Price	Outstanding	Price

$0.19	600,000	2.51	$0.19	-	$0.19
0.23	4,000,000	0.50	0.23	4,000,000	0.23
0.29	107,221	2.51	0.29	-	0.29
0.40	100,000	2.17	0.40	-	0.40
0.33	1,700,000	2.51	0.33	1,700,000	0.33
0.16	30,000	2.17	0.16		0.16
0.25	10,000	2.29	0.25		0.25
0.40	2,500	2.19	0.40		0.40
	6,549,721		$0.25	5,700,000	$0.25

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2009 and February 29, 2008

Contributed Executive Services

As the President of the Company has decided not to accept his salary until the Company has become profitable, the Company recorded $10,000, the contractual value of these services, as additional paid in capital in the accompanying consolidated statements of changes in stockholders’ deficit for the fiscal years ended February 28, 2009 and February 29, 2008, respectively.

NOTE 9:   INCOME TAXES

The components of the provision for income taxes for the fiscal years ended February 28, 2009 and February 29, 2008 are as follows:

	Years Ended
	February 28,	February 29,
	2009	2008
Deferred
Federal	$55,238	$77,045
State	(10,488)	21,975
	44,750	99,020
Change in Valuation Allowance	(44,750)	(99,020)

Provision	$-	$-

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	Years Ended
	February 28,	February 29,
	2009	2008

Federal statutory rate	-34.00%	-34.00%
State taxes - net of federal benefit	-5.50%	-5.61%
Meals and entertainment	0.00%	0.62%
Contributed Services	0.00%	0.66%
Penalties	0.00%	0.03%
Change in valuation allowance	39.50%	38.31%

	0.00%	0.00%

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2009 and February 29, 2008

Significant components of deferred tax assets and (liabilities) are as follows:

	February 28,	February 29,
	2009	2008

Net operating loss	$1,875,437	$1,745,026
Interest to related parties	85,302	94,749
Inventory reserve	59,522	82,958
Fixed assets and intangibles	116,019	116,019
Tax credits	16,348	16,348
Accrued expenses	1,769	1,769
Warrant amortization	262,608	473,608
Other	148	148

Total deferred tax assets	2,417,153	2,530,625

Deferred tax liabilities - State taxes	(109,068)	(130,613)

Net deferred tax asset	2,308,085	2,400,012
Valuation Allowance	(2,308,085)	(2,400,012)

Net	$-	$-

At February 28, 2009, the Company has net operating loss carry forwards for income tax reporting purposes of approximately $4,242,000 and $2,232,000 available to offset future federal and California taxable income, respectively. Based on current tax law, the Company’s federal and state net operating loss carry forwards will begin to expire in the year ending February 28, 2013 and 2011, respectively.

At February 28, 2009, the Company had available tax credit carry forwards comprised of federal and state research credits of approximately $10,000 and $6,200, respectively. The federal research credit carry forwards will begin to expire in the year ending February 28, 2013 and the state research credit will be carried forwarded until exhausted.

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

At February 28, 2009, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was not more likely that its deferred tax assets would not be realized and has recorded a $2.5 million valuation allowance associated with its deferred tax assets.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2009 and February 29, 2008

Upon adoption of FIN 48, there was no impact to the Company's consolidated financial statements.  In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance.  The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.  The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its statements of operations.  Accrued interest on uncertain tax positions is not significant.  There are no penalties accrued as of February 28, 2009.  The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

Federal	2005 – 2008
California	2004 - 2008

As the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

NOTE 10:    COMMITMENTS AND CONTINGENCIES

The Company leases an office and production facility under an operating lease that expires in August 2009.  The Company also leases office equipment under an operating lease that expires in September 2010.  Total rent expense amounted to $45,957 and $104,076 for the fiscal years ended February 28, 2009 and February 29, 2008, respectively.

Future minimum base lease payments are as follows:

Year Ending
February 28,

2010	$43,668
2011	2,289
Total	$45,957

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

Significant Agreements

Effective December 1, 2001, the Company entered into an employment agreement with the President of the Company. The agreement is for five years and provides for a salary of $10,000 per year plus one percent of the net after tax profits of the Company as reported in the Company's Form 10-K. The agreement shall be automatically renewed for successive one-year terms unless the Company or employee provides written notice of non-renewal.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2009 and February 29, 2008

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

During July 2006, the Company signed a second exclusive license agreement for a patent and ownership of the trademark Aqua Gear. The Company will pay a 2% royalty on net sales for this technology up to $120,000 and 1% thereafter.  The license agreement shall continue indefinitely unless terminated due to a default or breach of the agreement. Products affected include all Aqua Gear trademarked filter bottles and flip up bottles sold in the product line.  As of the date of this document, approximately $30,300 in royalties has been paid under these license agreements.

During April 2006, the Company issued 50,000 common shares with an approximate value of $16,100 for the Redi Chlor brand name, trademark and the use of the EPA Registration Number 55304-4-7126. During the fiscal year ended February 28, 2007, the Company commenced selling the Redi Chlor brand name water chlorine tablets to consumers, dealers, distributors and manufacturers. In connection with this agreement, the Company is also obligated to remit a 10% commission on net sales, as defined, of the existing product, or any new products sold directly by the Company, and 10% on any product sold by the counterparty on behalf of Seychelle.  The agreement is for the life of the Company.  Through February 28, 2009, the Company has paid $4,011 in royalties under this agreement.

NOTE 11:   RELATED PARTY TRANSACTIONS

The Company has certain notes payable and accrued interest payable to a related party (see Note 7).

During October 2006, and continuing through December 2007, the Company paid a monthly monitoring fee of $5,000 to a related party.  Five payments of $2,500 were made to the related party during fiscal year ended 2009 which were included in interest expense.  Total fees paid to the related party aggregates $62,500 and $50,000 during the years ended February 28, 2009 and February 29, 2008, respectively, and are included as a component of general and administrative expenses on the consolidated statements of operations.

During October 2006, the Company commenced paying a monthly stipend of $2,500 to J. Place and D. Parsons, executive officers of the Company, through December 2007.  The Company has recorded compensation expense for these services in the accompanying consolidated statements of operations.

The Company has an employment agreement with the Company President (see Note 10).

NOTE 12:   GEOGRAPHIC AREAS

The Company sells its products throughout the United States and internationally. Geographic sales information for the fiscal years ended February 28, 2009 and February 29, 2008 is as follows:

	2009	2008
Water filtration products sold to
external customers (1) in:
The United States	$998,100	$800,277
China	3,573	5,021
Asia, except China	17,101	27,495
United Kingdom	74,180	12,808
Other countries	30,416	13,168

Total	$1,123,370	$858,769
           _____________________

  (1)    Sales to external customers are based on the country of residence of the customer.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 February 28, 2009 and February 29, 2008

Long lived assets at February 28, 2009 are in the following geographic areas:

	United
	States	China	Total

Property and equipment, net	$64,261	$65,103	$129,364
Intangible assets	16,373	-	16,373
Other assets	6,624	-	6,624
	$87,258	$65,103	$152,361

Long lived assets at February 29, 2008 are in the following geographic areas:

	United
	States	China	Total

Property and equipment, net	$49,624	$62,471	$112,095
Intangible assets	23,468	-	23,468
Other assets	6,624	-	6,624
	$79,716	$62,471	$142,187

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of February 29, 2009.  Accordingly, we concluded that our disclosure controls and procedures were effective as of February 29, 2009.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded, as of February 29, 2009, we did maintain effective control over the financial reporting process.

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

Remediation of Material Weakness

As discussed in Management’s Annual Report on Internal Control over Financial Reporting, as of February 29, 2008, there were material weaknesses in our internal control over financial reporting. We authorized the addition of additional information technology and financial consultants to ensure that there are sufficient resources within the department to prepare our interim and annual consolidated financial statements and disclosures in accordance with accounting principles generally accepted in the United States of America.  We have taken steps to create more compensating controls in the financial statement close process to ensure that there is adequate review and approval by management.

Through these steps, we believe we have addressed the deficiencies that affected our internal control over financial reporting as of February 29, 2008. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that our internal control over financial reporting will prevent or detect all errors.  We intend to continue to evaluate and strengthen our ICFR systems. These efforts require significant time and resources.  If we are unable to maintain adequate ICFR systems, we may encounter difficulties in the audit or review of our consolidated financial statements by our independent registered public accounting firm which in turn may have a material adverse effect on our ability to prepare consolidated financial statements in accordance with U. S. GAAP and to comply with our SEC reporting obligations.

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

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Executive Officers, their ages and positions held in the Company as of February 29, 2008 are as follows:

NAME	AGE	POSITION HELD

Carl Palmer	75	President, Chief Executive Officer and Director
Richard Parsons	75	Executive Vice President, Secretary and Director
James Place	71	Chief Operating Officer, Chief Financial Officer, Treasurer and Director

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

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company during the fiscal year ended February 28, 2009, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the Summary Compensation Table for the Chief Executive Officer and the executive officers at the end of the last three completed fiscal years. Compensation does not include minor business-related and other expenses paid by us. Such amounts in the aggregate do not exceed $10,000.

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)(9)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Carl Palmer President & CEO Director	2009 2008 2007	$10,000(2) $10,000(2) $10,000(2)	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	0 0 0	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00

Richard Parsons (1) Executive VP Director	2009 2008 2007	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	(3)(5) (3)(5) (3)(5)	(4)(6)(10) (4)(6) (4)(6)	$0.00 $0.00 $0.00	$7,158(8) $23,883(8) $12,500(8)

James Place (1) COO & CFO Director	2009 2008 2007	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	(3) (3) (3)	(4)(10) (4) (4)(6)	$0.00 $0.00 $0.00	$2,104(8) $14,160(8) $12,500(8)
 __________________

(1)	Elected to Board of Directors during November 2004.

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

(10)
During April 2008, Messr. Parsons was granted warrants for expanded management responsibilities to purchase 500,000 shares and Messr. Place were granted warrants to purchase 200,000 shares of restricted common stock at $0.33 per share.  The warrants are exercisable  any time after December 1, 2008 and expire December 1, 2010.  The fair market value of the warrants as of April 30, 2008 was estimated at $158,174.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR. The Company granted no options during the fiscal years ended February 29, 2008. The Company had no options outstanding as of the fiscal year ended February 29, 2008.

AGGREGATED OPTIONS/SARS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES. There were no outstanding options as of the fiscal year ended February 28, 2009.

EMPLOYMENT CONTRACTS WITH EXECUTIVE OFFICERS.  Effective December 1, 2001, the Company entered into an employment agreement with the President of the Company. The agreement is for five years and provides for a salary of $10,000 per year plus one percent of the net after tax profits of the Company as reported in the Company's Form 10-K. The agreement shall be automatically renewed for successive one-year terms unless the Company or employee provides written notice of non-renewal.

DIRECTOR COMPENSATION. The Company did not pay any compensation to any of its directors in fiscal 2009, or 2008.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of February 28, 2009, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. As of February 28, 2009  there were total of 25,824,146,  common shares were issued and outstanding and 6,549,721, warrants for a total of 32,373,867 shares.

NAME AND ADDRESS	AMOUNT AND NATURE OF		PERCENT OF
OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP (1)(2)(4)		CLASS

The TAM Irrevocable Trust	14,097,799	(3)	43.55%
4012 S. Rainbow #K111
Las Vegas, NV 80103-2012

Carl Palmer	-0-		-0-
251 Jeanell Dr., Ste 3
Carson City, NV 89703

Richard Parsons	2,109,763		6.52%
251 Jeanell Dr., Ste 3
Carson City, NV 89703

James Place	1,255,000		3.88%
251 Jeanell Dr., Ste 3
Carson City, NV 89703

All officers and directors as a Group (three persons)	3,446,312		10.40%
_______________

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

At February 28, 2009 and February 29, 2008, the Company had outstanding notes payable from the Company’s primary investor (the TAM Trust, in which Cari Beck, is the trustee as well as a daughter of Carl Palmer an officer and Board member) totaling and $471,088 and $396,088, respectively. These notes bear interest at 10% per annum.  The advances are not repayable until after March 1, 2011 and the repayment of is subordinate to the Company’s line of credit and note payable to a financial institution (see Note 6).

As of February 28, 2009 and February 29, 2008, accrued interest on the related party notes payable amounted to $245,087 and $221,170, respectively, which is included in accrued interest due to related party on the accompanying consolidated balance sheet.

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

During October 2006, the Company commenced paying a monthly stipend of $2,500 to J. Place and D. Parsons through December 2007.

During October 2006, and continuing through December 2007, the Company paid a monthly monitoring fee of $5,000 to a related party.  Five payments of $2,500 were made to the related party during fiscal year ended 2009 which were included in interest expense.  Total fees paid to the related party aggregates $62,500 and $50,000 during the years ended February 28, 2009 and February 29, 2008, respectively, and are included as a component of general and administrative expenses on the consolidated statements of operations.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Effective May 30, 2008, Moore & Associates became our principal independent auditing firm.  All audit work was performed by the full time employees of Moore & Associates.  Our Board of Directors does not have an audit committee.  The functions customarily delegated to an audit committee are performed by our full Board of Directors.  Our Board of Directors approves in advance, all services performed by Moore & Associates.  Our Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

Windes & McClaughry Accountancy Corporation (Windes & McClaughry) was the company’s principal independent auditing firm from February 28, 2006 through May 30, 2008.

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

	February 29, 2008	February 29, 2008

Audit fees	$24,000	$86,837
Audit related fees	-0-	$2,632
Tax fees	-0-	-0-
All other fees	-0-	-0-

The audit fees in fiscal 2009 include $24,000 of fees billed by Moore & Associates related to the audit of our consolidated financial statements for the fiscal year ended February 28, 2009 and to the review of  our quarterly financial statements.  Audit related fees include $2,632 of fees billed by Windes & McClaughry for accounting services related to the review of other SEC filings.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibit No.	Description

2A*	Plan of Exchange between Seychelle Environmental Technologies, Inc. and Seychelle Water Technologies, Inc. dated January 30, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3A*	Articles of Incorporation dated January 23, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3B*	Articles of Merger of Royal Net, Inc. into Seychelle Environmental Technologies, Inc as filed with Form 10-SB 12 G on February 8, 2000.

3C*	Amendment to Articles of Incorporation re: Series "A" Preferred Stock as of January 31, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3D*	Amendment to Articles of Incorporation re: Series "AA" Preferred Stock as of June 5, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3E*	Amendment to Articles of Incorporation re: Series "AAA" Preferred Stock as of February 18, 1999 as filed with Form 10-SB 12 G on February 8, 2000.

3F*	Bylaws as filed with Form 10-SB 12 G on February 8, 2000.

10A*	Purchase Agreement with Aqua Vision as filed with Form 10-SB 12 G on February 8, 2000.

10B*	Amended Purchase Agreement with Aqua Vision as filed with Form 10-SB 12 G on February 8, 2000.

10C*	2000 Stock Compensation Plan I, dated July 1, 2000 as filed with Registration Statement on Form S-8 on August 31, 2000.

10D*	2002 Stock Compensation Plan I, dated February 12, 2002 as filed with Registration Statement on Form S-8 on February 27, 2002.

10E*	Purchase Agreement with Aqua Gear as filed with Annual Report on Form 10-K on June 14, 2002.

10F*	Employment Contract with Carl Palmer as filed with Annual Report on Form 10-K on June 14, 2002.

10G*	Management Consulting Contract with Richard Parsons

10H*	Management Consulting Contract with James Place

10I*	Joint Venture Agreement with Huanghua Plastic Co. Ltd. dated September 1, 2005

10J*	ABMS Health Care Pvt. Ltd. Distribution Rights Agreement dated April 1, 2006

10K*	Confident, Inc. Exclusive Distribution Rights Agreement dated January 1, 2006

Exhibit No.	Description

10L*	Continental Technologies. Inc., Purchase Agreement dated April 26, 2006

10M*	Promissory Note to TAM Irrevocable Trust dated May 1, 2001

10N*	Promissory Note to TAM Irrevocable Trust dated February 28, 2002

10O*	Promissory Note to TAM Irrevocable Trust dated February 28, 2003

10P*	Promissory Note to TAM Irrevocable Trust dated November 1, 2003

10Q*	Promissory Note to TAM Irrevocable Trust dated February 28, 2004

10R*	Food For Health Purchase Agreement

10S*	Food For Health Distribution Agreement

10T*	Seychelle Environmental Technologies, Inc. License Agreement with Mr. Gary Hess

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes Oxley Act of 2002)

31.1**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

23.1**	Auditor’s Consent

99*	Code of Ethics for Chief Executive Officer and Senior Financial Officers

___________________

*  Previously filed with the Securities and Exchange Commission as indicated and incorporated by reference herein

** Attached hereto

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May 22, 2009	By:	/s/ Carl Palmer
Carl Palmer Chief Executive Officer

Date: May 22, 2009	By:	/s/ Jim Place
Jim Place Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl Palmer
Carl Palmer, Director	May 22, 2009

/s/ Jim Place
Jim Place, Director	May 22, 2009

/s/ Richard Parsons
Richard Parsons, Director	May 22, 2009