Form 10-Q
period 2009-05-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2009-06-29
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ending May 31, 2009

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

The number of shares outstanding of the Registrant's common stock, as of May 31, 2009 was 25,824,146. Moreover, the aggregate market value of the voting stock of the Registrant held by non-affiliates as of  June 26, 2009 was approximately $4,430,000.

References in this document to "us," "we," “Seychelle,” “SYEV,” or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiary.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technology, Inc.

TABLE OF CONTENTS

PART I
ITEM 1. FINANCIAL STATEMENTS
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	As of
	May 31, 2009	February 28, 2009
ASSETS	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$138,886	160,415
Accounts receivable, net of allowance for doubtful accounts
of $2,774	105,685	61,447
Inventory, net	263,083	409,353
Prepaid expenses and other current assets	47,892	77,827
Total current assets	555,546	709,042
Property and equipment, net	121,209	129,964
Intangible assets, net	14,516	16,374
Other assets	6,624	6,624
Total assets	$697,895	862,004

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$100,843	92,818
Customer deposits	122,218	177,325
Accrued interest due to related party	27,596	76,359
Notes payable	124,168	126,802
Total current liabilities	374,825	473,304
Long-term related party notes payable	471,088	471,088
Total liabilities	845,913	944,392
Commitments and contingencies (Note 10)
Subsequent events (Note 13)
Stockholders' deficit:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding as of May 31, 2009	-	-
Common stock $0.02 par value, 50,000,000 shares authorized, 25,824,146 shares issued and outstanding	25,824	25,824
Additional paid-in capital	6,911,835	6,907,637
Accumulated deficit	(7,085,677)	(7,015,849)
Total stockholders' deficit	(148,018)	(82,388)
Total liabilities and stockholders' deficit	$697,895	862,004

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended
	May 31,	May 31,
	2009	2008

Revenues	$398,375	$229,222
Cost of sales	251,138	129,134
Gross profit	147,236	100,088
Operating Expenses
Selling and marketing expenses	6,796	6,808
General and administrative expenses	183,165	127,411
Compensation to executive officers	5,002	91,205
Total expenses	194,962	225,424
Loss from operations	(47,726)	(125,336)
Other Income(Expense)
Interest income	162	10
Interest expense-related parties	(16,396)	-
Interest expense-other	(3,255)	(12,205)
Claim Settlement	-	14,000
Miscellaneous expense(income)	(2,613)	-
Total other income(expense)	(22,102)	1,805
Loss before income tax expense	(69,828)	(123,531)
Provision for income taxes	-	-
Net loss	$(69,828)	$(123,531)

BASIC AND DILUTED LOSS PER SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,824,146	25,810,373

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended,
	May 31,	May 31,
	2009	2008

OPERATING ACTIVITIES:
Net income (loss)	$(69,828)	$(123,531)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	13,593	12,299
Stock-based compensation and interest expense	4,197	-
Contributed executive services	-	135,677

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(44,238)	(10,776)
(Increase) decrease in inventory	146,270	47,620
(Increase) decrease in prepaid expenses and other assets	29,935	9,866
Increase (decrease) in accounts payable and accrued expenses	8,026	(50,194)
Increase (decrease) in accrued interest payable	(48,763)	7,479
Increase (decrease) in customer deposits	(55,107)	8,634
Net Cash Provided (Used) by Operating Activities	(15,915)	37,074

INVESTING ACTIVITIES:
Purchase in property and equipment	(2,980)	(4,332)
Payment for patents	-	(325)
Net Cash Provided (Used) in Investing Activities	(2,980)	(4,657)

FINANCING ACTIVITIES:
Proceeds from related party notes payable	-	75,000
Repayment of notes payable	(2,634)	(20,542)
Net Cash Provided (Used) by Financing Activities	(2,634)	54,458

NET INCREASE (DECREASE) IN CASH	(21,529)	86,875

CASH AT BEGINNING OF PERIOD	160,415	19,851

CASH AT END OF PERIOD	$138,886	$106,726

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for settlement of debt and accounts payable	$-	$6,000
Stock and warrants issued for services and interest	$-	$224,970

Supplemental disclosures of cash flow information:
Cash Paid for:
Interest	$	$2,775
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s February 28, 2009 audited financial statements.  The results of operations for the periods ended May 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 2:   GOING CONCERN

The Company has experienced recurring losses from operations and has an accumulated deficit of $7,085,677 as of May 31, 2009. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

In order to continue as a going concern, the Company needs to develop a reliable source of revenue, and achieve a profitable level of operation. During the fiscal year ended February 28, 2009 and the three months ended May 31, 2009, the Company funded its operations primarily through utilization of customer sales to pay related purchase orders and funds received from a related party.  As of May 31, 2009, the Company held $138,886 in cash. It had a backlog of $91,052 in unshipped products and $328,087 available to borrow from a related party.  Over the next twelve months, management believes that sufficient working capital may be obtained from a combination of revenues and external financing to meet the Company’s liabilities and commitments as they become payable. However, additional funding may still be required from the TAM Irrevocable Trust (TAM Trust), a related entity, or other shareholders. During April 2007, the TAM Trust committed to providing up to $250,000 in additional funding. As of May 31, 2009, $78,087 remained available under this commitment.  During June 2008, the TAM Trust committed to providing up to $250,000 in additional funding if necessary.  As of May 31, 2009, the TAM Trust has extended $498,684 in financing borrowings plus accrued interest to the Company.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:    BASIC INCOME (LOSS) PER SHARE

The computation of basic and diluted income (loss) per common share is based on the weighted average number of shares outstanding during each period.

	May 31, 2009,
	2009	2008

Net Income (Loss)	$(69,828)	$(123,531)

Basic Income (Loss) Per Common Share	$(0.00)	$(0.00)

Basic Weighted Average Number of Share Outstanding	25,824,146	25,810,373

The computation of loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  Common stock equivalents, consisting of 6,549,721 in warrants were considered but were not included in the computation of loss per share at May 31, 2009, because they would have been anti-dilutive.

 NOTE 5:   COMMON STOCK PURCHASE WARRANTS

Warrants
The Company has determined the estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $1,697 for the three months ended May 31, 2009.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:   COMMON STOCK PURCHASE WARRANTS (Continued)

A summary of warrant activity for the three months ended May 31, 2009 and the year ended February 28, 2009 are as follows.
The following table summarizes significant ranges of outstanding warrants as of May 31, 2009:
	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Outstanding	Price

$0.19	600,000	2.16	$0.19	-	$0.19
0.23	4,000,000	0.25	0.23	4,000,000	0.23
0.29	107,221	2.16	0.29	-	0.29
0.40	100,000	1.75	0.40	-	0.40
0.33	1,700,000	1.75	0.33	1,700,000	0.33
0.16	30,000	1.75	0.16	-	0.16
0.25	10,000	1.75	0.25	-	0.25
0.40	2,500	1.75	0.40	-	0.40
	6,549,721		$0.25	5,700,000	$0.25

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:    LINE OF CREDIT

As of May 31, 2009, the Company has a line of credit agreement, totaling $100,000. The line of credit bears interest at the lending institutions’ index rate (4.75% at May 31, 2009) plus two percent and is due June 1, 2009. As of May 31, 2009, the Company has borrowed $100,000 against the line of credit. The line of credit agreement does not include any limitations on borrowings or any restrictive debt covenants and the Company intends to renew the line of credit for another year when it becomes due.

NOTE 7:    INVENTORY

The Company’s inventory consisted of the following at May 31, 2009:
Raw materials	$254,046
Work in Progress	7,743
Finished goods	126,919
388,708
Reserve for obsolete and slow moving inventory	(125,625)
$263,083

NOTE 8: CONTINGENT LIABILITY

The Company defaulted on a loan in July 2008 which held the Company’s airplane as collateral.  A contingent liability exists due to this default.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of the Company and its subsidiary for the three and three-month period ended May 31, 2009 and 2008. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the fiscal year ended February 28, 2009.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

Our principal business address is 33012 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

Results of Operations

Our summary historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three months ended May 31, 2009 and 2008 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three-month period ended May 31, 2009 compared to the corresponding period in 2008
			Year over
	2009	2008	year change	%

Sales	$398,375	$229,222	169,153	74%
Cost of sales	251,138	129,134	122,004	94%
Gross profit	147,236	100,088	47,148	47%
Gross profit percentage	37%	44%
Selling and marketing expenses	6,796	6,808	-12	0%
General and administrative expenses	183,165	127,411	55,754	44%
Compensation to executive officers	5,002	91,205	-86,203	-95%
Interest expense to related parties	16,396	8,660	7,736	89%
Net loss	$(69,828)	$(123,531)	53,703	-43%

Sales. The increase in sales is primarily due to sales to two customers. Distribution Services contributed to $72,000 and Innova contributed to $64,000 of revenues in the quarter ended May 31, 2009.  This increase in sales was further expanded by a normal fluctuation of sales.  Approximately 26,000 bottles were sold during the three-month period ended May 31, 2009 at an average price of $8.75 per bottle compared to the previous year in which approximately 28,900 bottles were sold at an average price of $4.79.

Cost of sales and gross profit percentage. The increase in cost of sales is primarily due to an increase in the direct material costs during the three-month period ended May 31, 2009 of $67,000 and an $18,000 increase in direct labor during the same time period.  As a percentage of sales, the gross profit margin during the three months ended May 31, 2009 decreased to 37% from 44% for the three months ended May 31, 2008 due to this increase in the cost of sales and the change in the product mix to less profitable non-bottle sales.

Selling expenses. Selling expenses consist primarily of commissions paid to salespeople. The slight decrease in 2009 versus 2008 is a direct result of the increase in sales and decrease in the amount of sales related to commissions.

General and administrative expenses. The increase in general and administrative expenses was primarily due to overhead  adjustment and allocated general and administrative expenses and the last allocation of amortization of warrants totaling $56,000.

Compensation to executive officers.  The decrease in compensation to executive officers for the three-month period ended May 31, 2009, compared to the three-month period ended May 31, 2008, is due to an additional 700,000 warrants being issued to two executive officers in April 2008.  The warrants issued in April 2008 had a nine-month vesting period which valued $74,000 in the period ended May 31, 2008.  There was an additional value of $16,700 recognized due to warrants issued in December 2007 which will also vest in December.  This difference in compensation was partially offset by the Company paying a monthly stipend with total stipends paid during the three-month period ended May 31, 2009 amounting to $5,002 while there were no stipends paid during the three month period ended May 31, 2008.

Interest expense to related parties. The increase in interest expense for the three-month period ended May 31, 2009,  compared to the three-month period ended May 31, 2008, is due to monthly payments  being made to a creditor.

Net Income (loss). Net Loss for the three-month period ended May 31, 2009 was $69,828 compared to a net loss of $123,531 for the three-month period ended May 31, 2008.  This was primarily due to an increase in sales revenue in the three-month period ended May 31, 2009.

Liquidity and Capital Resources

Net cash used in operating activities. During the three-month period ended May 31, 2009, the Company funded its operations primarily through the sales received and completing a majority of sales with inventory that was already ipurchased in a prior period while in the prior fiscal year, the Company primarily funded its operations through the utilization of customer deposits to purchase raw material and other production costs and proceeds received from the TAM Trust.

Net cash used in investing activities. During the three-month period ended May 31, 2009; the decrease in cash used by investing activities was due to less purchasing of property and equipment in the three-month period ended May 31, 2009 compared to the the same time period in the prior rascal year.

Net cash provided by financing activities. The decrease in cash provided by financing activities during the three month period ended May 31, 2009 was largely due to no additional borrowing activities occurring in the time period.

Our principal sources of liquidity have historically been funds generated from operating activities and borrowings from the TAM Trust, one of our principal shareholders. As of May 31, 2009, the TAM Trust has loaned the Company $471,088 at 10% simple interest, repayable after March 1, 2011.  The Company believes that despite the increase in sales experienced during the fiscal years ended February 29, 2008 and February 28, 2009 and the three-month period ended May 31, 2009, additional funding may still be required from the TAM Trust or other shareholders. During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding. As of May 31, 2009, the TAM Trust has advanced the Company $171,913 of $500,000 committed.

As of May 31, 2009, the Company had $138,886 in cash and no remaining amount available to borrow under its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. The Company believes it has liquidity and committed funds to meet its operating needs through the balance of fiscal 2010.

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

The Company believes that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its most recent fiscal 2009 Annual Report on Form 10-KSB have the greatest potential impact on its consolidated financial statements, so it considers these to be its critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates the Company uses in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for inventory reserves, impairment of long-lived assets and intangible assets, accounting for transactions which potentially could be settled in a company’s own stock and stock-based compensation. These policies require that the Company make estimates in the preparation of its consolidated financial statements as of a given date.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As of May 31, 2009, we know of no legal proceedings pending or threatened or judgments entered against the Company or any of our directors or officers in his capacity as such.

ITEM 1A. RISK FACTORS

 Risk Factors Related to Our Business

THE OWNERSHIP AND INVESTMENT IN OUR SECURITIES INVOLVES SUBSTANTIAL RISKS. OUR COMMON SHARES SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THESE RISKS RELATING TO OUR COMPANY.

Lack of Successful Operating History. Our Company was formed on January 23, 1998 and acquired the operations of a company that had been in existence since 1996. Since beginning operations, we initially sold water filtration products to a number of customers, then during March 2001 entered into a sales marketing agreement with Nikken Global, Inc. and Kenko World, two affiliated multi-level marketing companies (collectively “Nikken”). This agreement allowed Nikken the exclusive rights to distribute our products and technology for a period of ten years, commencing March 1, 2001. During the period of the agreement, the Company continued to promote its products and technologies to non-profit organizations, such as the Red Cross, the U.S. and international militaries, missionaries, charitable and fund-raising groups and other philanthropic organizations, which do not sell to distributors or resell to customers. During the fiscal year ending February 28, 2002, the Company decided to terminate its agreement with Nikken. The Company has continued to expand its product lines, since the Nikken business ended, but have not generated enough revenue to support operations. This has required us to seek both investor capital and financing to buy the time required by new management to reverse the downward trend. Recent sales activity for the fiscal year ended February 28, 2009 has increased over the past year. Still, we have limited financial results upon which you may judge our potential. The Company is not engaged in enough consistent business activity over a sustained period of time to be said to have a successful operating history. We have experienced in the past and may experience in the future under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business. These include:

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

Lack of Profitability. To date, we have incurred significant losses.  For the quarter ended May 31, 2009, our revenue was $398,375 versus $229,222 for the comparative quarter ended May 31, 2008. This increase was due primarily to sales to two customers (CPB and Water, Inc) as detailed in the Results of Operations section below.  Net losses for the quarter ended May 31, 2009 of $69,828 were lower than net loss in the comparative quarter ended May 31, 2008 of $123,531 as a result of an increase in interest expense on related party loans in the quarter ended November 30, 2008.  We have a policy of not projecting sales and profits due to:

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

Dependence on One or a Few Customers.  For the quarter ended May 31, 2009, two customers (CPB and Water, Inc) individually accounted for greater than 10 percent of total sales. In addition four other customers (Advanced Filtration, Dr. Seeman, Ecousable, and Giles Butler) individually account for greater than 5% of total sales.  Management believes that if the targeted revenues are not achieved within their current marketing and distribution agreements, the revenues can be replaced through the sale of filters and related products to other direct marketing companies. However, there can be no assurance that this will occur which could result in an adverse effect on the Company’s financial condition or results of operations in the future.

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

We have a substantial effort ahead of us to remediate our control deficiencies and material weaknesses we have identified during the fiscal year 2009.  As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition.  These efforts will also involve substantial accounting related costs.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended May 31, 2009, the Company issued no restricted stock or warrants.

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

Reports on Form 8-K

We filed no reports on Form 8K for the fiscal quarter ended May 31, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act OF 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Seychelle Environmental Technologies, Inc.

Date: June 29, 2009	By:	/s/ Carl Palmer
Carl Palmer Director, Chief Executive Officer and President

Date: June 29, 2009	By:	/s/ Jim Place
Jim Place Director and Chief Financial Officer and Chief Operating Officer