Form 10-Q
period 2009-08-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2009-10-20
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ending August 31, 2009

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission File No. 0-29373

Seychelle Environmental Technologies, Inc.
(Exact Name of registrant as specified in its charter)

Nevada	33-0836954
(State or other jurisdiction	(IRS Employer File Number)
Of incorporation)

32963 Calle Perfecto
San Juan Capistrano, California	92675
(Address of principal executive offices)	(zip code)

(949) 234-1999
(Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

The number of shares outstanding of the Registrant's $0.001 par value common stock, as of August 31, 2009 was 25,824,146.  Moreover, the aggregate market value of the voting stock of the Registrant held by non-affiliates as of October 14, 2009 was approximately $2,953,000.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technology, Inc.

PART I
ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	August 31,	February 28,
	2009	2009
ASSETS

Current assets:
Cash and cash equivalents	$310,978	160,415
Accounts receivable, net of allowance for doubtful accounts
of $5,648 and $3,986	149,641	61,447
Inventory, net	267,460	409,353
Prepaid expenses and other current assets	35,368	77,827
Total current assets	763,447	709,042

Property and equipment, net	115,616	129,964
Intangible assets, net	13,551	16,374
Other assets	15,139	6,624
Total assets	$907,753	862,004

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$103,310	92,818
Customer deposits	158,112	177,325
Accrued interest due to related party	35,075	76,359
Capital lease obligation	21,314	26,802
Notes payable	100,000	100,000
Total current liabilities	417,811	473,304

Notes payable – related party	471,088	471,088
Total liabilities	888,899	944,392

Commitments and contingencies

Stockholders' equity/(deficit):
Preferred stock, 6,000,000 shares authorized, none issued or outstanding as of August 31, 2009 and February 28, 2009, respectively.	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 25,824,146 and 25,824,146 shares issued and outstanding as of August 31, 2009 and February 28, 2009, respectively.	25,824	25,824
Additional paid-in capital	6,914,334	6,907,637
Accumulated deficit	(6,921,304)	(7,015,849)
Total stockholders' equity/(deficit)	18,854	(82,388)
Total liabilities and stockholders' equity/(deficit)	$907,753	862,004

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended August 31,
	2009	2008

Revenues	$1,031,037	$477,082
Cost of sales	611,351	237,605
Gross profit	419,686	239,477

Selling, general and administrative expenses	269,593	476,095
Depreciation and amortization	27,250	15,702
Income (loss) from operations	122,843	(252,319)

Other Income (expense)
Interest income	302	56
Interest expense-related parties	(19,217)	(73,738)
Interest expense-other	(6,770)	(6,269)
Other income (expense)	(2,613)	62,256
Total other income (expense)	(28,298)	(17,695)

Net income (loss) before income taxes	94,545	(270,015)
Provision for income taxes	-	-
Net income (loss)	$94,545	$(270,015)

BASIC INCOME (LOSS) PER SHARE	$0.00	$(0.01)
DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.01)

BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,824,146	25,293,818
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	32,361,367	25,293,818

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended August 31,
	2009	2008

Revenues	$632,662	$247,862
Cost of sales	360,214	108,482
Gross profit	272,448	139,380

Selling, general and administrative expenses	81,367	257,711
Depreciation and amortization	13,657	8,694
Income (loss) from operations	177,424	(127,025)

Other income (expense)
Interest income	140	47
Interest expense-related parties	(9,676)	(65,078)
Interest expense-other	(3,515)	(2,723)
Other income (expense)	-	48,256
Total other income (expense)	(13,051)	(19,499)

Net income (loss) before income taxes	164,373	(146,524)
Provision for income taxes	-	-
Net income (loss)	$164,373	$(146,524)

BASIC INCOME (LOSS) PER SHARE	$0.01	$(0.01)
DILUTED INCOME (LOSS) PER SHARE	$0.01	$(0.01)

BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,824,146	25,757,003
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	30,249,649	25,757,003

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended August 31,
	2009	2008

OPERATING ACTIVITIES:
Net income (loss)	$94,545	$(270,015)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	27,250	15,702
Stock-based compensation and interest expense	6,697	462,476

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(88,194)	(57,334)
(Increase) decrease in inventory	141,893	18,768
(Increase) decrease in prepaid expenses and other assets	(22,299)	(205,844)
(Increase) decrease in asset held for sale	-	149,111
Increase (decrease) in accounts payable and accrued expenses	10,492	(4,679)
Increase (decrease) in accrued interest	14,959	8,958
Increase (decrease) in customer deposits	(19,213)	38,447
Net cash provided by operating activities	166,130	155,590

INVESTING ACTIVITIES:

Purchase of property and equipment	(9,139)	-
Payment for patents	(940)	-
Net cash used in financing activities	(10,079)	-

FINANCING ACTIVITIES:
Proceeds from notes payable	-	75,000
Repayment of capital lease and notes payable	(5,488)	(158,446)
Net cash used in financing activities	(5,488)	(83,446)

NET INCREASE IN CASH	150,563	72,144

CASH AT BEGINNING OF PERIOD	160,415	19,851

CASH AT END OF PERIOD	$310,978	$91,995

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for settlement of debt	$-	$-
Stock issued for services	$-	$143
Warrants issued for accrued interest on notes payable	$56,243	$-

Supplemental disclosures of cash flow information:
Cash Paid for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1:    FINANCIAL STATEMENTS

The consolidated financial statements have been prepared by the Company without audit and in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”).   In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2009, and for all periods presented herein, have been made.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended February 28, 2009.  The results of operations for interim periods are not necessarily indicative of the operating results for the full year.  Notes to financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, as reported on Form 10-K, have been omitted.

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

Certain amounts in prior period financial statements have been reclassified to conform with current presentation.

In April 2009, the FASB issued FASB Staff Position FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures.  This FSP relates to fair value disclosures for any financial instruments that are not currently reflected in a company’s balance sheet at fair value.  Prior to the effective date of this FSP, fair values for these assets and liabilities were only disclosed once a year.  This FSP will now require these disclosures to be made on a quarterly basis.  FSP FAS 107-1 and APB 28-1 became effective for us on June 1, 2009 and the adoption did not have an impact on our consolidated financial statements..

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”), to be effective for interim or annual financial periods ending after June 15, 2009.  SFAS 165 does not materially change the existing guidance but introduces the concept of financial statements being available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were “available to be issued”.  This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  Statement 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  SFAS 165 became effective for us on June 1, 2009 and the adoption did not have an impact on our consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which amends SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date, SFAS 168 will supersede all then existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in SFAS 168 will become non-authoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We are currently assessing the impact SFAS 168 will have on our consolidated financial statements and disclosures.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2:   GOING CONCERN

The Company has experienced recurring losses from operations and has an accumulated deficit of $6,921,304 as of August 31, 2009. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

In order to continue as a going concern, the Company needs to develop a reliable source of revenue, and achieve a profitable level of operation. During the fiscal year ended February 28, 2009 and the six months ended August 31, 2009, the Company funded its operations primarily through utilization of customer sales to pay related purchase orders and funds received from a related party.  As of August 31, 2009, the Company held $310,978 in cash. It had a backlog of $98,816 in unshipped products and $328,087 available to borrow from a related party.  Over the next twelve months, management believes that sufficient working capital may be obtained from a combination of revenues and external financing to meet the Company’s liabilities and commitments as they become payable. However, additional funding may still be required from the TAM Irrevocable Trust (TAM Trust), a related entity, or other shareholders. During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding. As of August 31, 2009, $78,087 remained available under this commitment.  During April 2009, the TAM Trust committed to providing up to $250,000 in additional funding if necessary.  As of August 31, 2009, the TAM Trust has extended $506,163 in financing borrowings including accrued interest to the Company.

NOTE 3:    PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of August 31, 2009 and February 28, 2009, respectively.

	August 31,	February 28,
	2009	2009
Tooling	$317,839	$311,918
Equipment	56,654	56,654
Vehicles	10,000	10,000
Furniture and fixtures	15,775	15,775
Computer equipment	16,520	16,520
Leasehold equipment	7,928	4,710
	424,716	415,577
Less: accumulated depreciation
and amortization	(309,100)	(285,613)

	$115,616	$129,964

Total depreciation and amortization expense for property and equipment for the six month period ended August 31, 2009 was $23,487.

NOTE 4:    BASIC AND DILUTED INCOME (LOSS) PER SHARE

The three month computation of loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  Common stock equivalents, consisting of 1,802,500 in warrants were considered but were not included in the computation of loss per share for the three and six month periods ended August 31, 2008, because they would have been anti-dilutive.  For the three and six months periods common stock equivalents consisting of 4,647,221 in warrants were included in the computation of fully diluted income per share. The diluted weighted average number of shares for the three and six month periods ended August 31, 2009 were 30,249,649 and 32,361,367, respectively.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5:  CUSTOMER CONCENTRATION

For the six months ended August 31, 2008, the Company had sales to one customer totaling 29.35% of our revenues, and sales to three other customers totaling over 5% of revenue individually.

For the three months ended August 31, 2009, Company sales to one customer totaled 48.59% of revenue and sales to three other customers contributing to over 5% of revenue individually.

NOTE 6:   EQUITY

There were no shares issued during the six month period ended August 31, 2009.

Warrants

The Company has determined the estimated value of the compensatory warrants granted to employee and non-employees in exchange for services and financing expenses using the Black-Scholes pricing model. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $1,697 for the six months ended August 31, 2009.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6:   EQUITY (Continued)

A summary of warrant activity for the six months ended August 31, 2009 are as follows:

	Warrants Outstanding	Weighted- Avereage Exercise Price

Outstanding at March 1, 2009	6,549,721	$0.26
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at August 31, 2009	6,549,721	0.26

Exercisable at August 31, 2009	6,549,721	$0.26

The following table summarizes the outstanding warrants as of August 31, 2009:
	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Outstanding	Price

$0.19	600,000	1.25	$0.19	600,000	$0.19
0.23	4,000,000	1.25	0.23	4,000,000	0.23
0.29	107,221	1.25	0.29	107,221	0.29
0.40	100,000	1.25	0.40	100,000	0.40
0.33	1,700,000	1.25	0.33	1,700,000	0.33
0.16	30,000	1.25	0.16	30,000	0.16
0.25	10,000	1.25	0.25	10,000	0.25
$0.40	2,500	1.25	0.40	2,500	0.40
	6,549,721		$0.26	6,549,721	$0.26

NOTE 7:    LINE OF CREDIT

As of August 31, 2009, the Company has a line of credit agreement, totaling $100,000. The line of credit bears interest at the lending institutions’ index rate (4.75% at August 31, 2009) plus two percent and is due February 1, 2010. As of August 31, 2009, the Company has borrowed $100,000 against the line of credit, which is recorded as a note payable. The line of credit agreement does not include any limitations on borrowings or any restrictive debt covenants.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 8:    INVENTORY

The Company’s inventory consisted of the following at:

	August 31, 2009	February 28, 2009

Raw materials	$185,897	$230,018
Work in progress	-	53,187
Finished goods	198,472	260,461
	384,369	543,666
Reserve for obsolete and slow moving inventory	(116,909)	(134,313)
	$267,460	$409,353

NOTE  9:  RELATED PARTIES

The Company has notes payable of $471,088 and accrued interest payable totaling $35,075 to related party entities controlled by a director.

The Company recorded $5,000 of compensation expense for donated services of the President of the Company during the six months ended August 31, 2009.  The offsetting amount was recorded as additional paid in capital.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Commitments

The Company’s office and production facility leases expired in August of 2009.  Consequently, the Company leased new office and production facility space at a new location under two leases.  Both leases were signed July 15, 2009 for a term of 60 months each, at a monthly cost of $3,551 and $4,764, respectively.

The future minimum lease payments for the new office leases are as follows:

Twelve Month Period ending August 31,
2010	$99,780
2011	99,780
2012	99,780
2013	99,780
2014	87,308
Total	$486,428

Contingencies

In July 2008, the Company defaulted on a loan collateralized by an airplane.  In settlement of the loan, the Company exchanged the airplane for the remaining amount of the loan outstanding.  The Company believes a contingent liability may exist for the loan as it has not received any release of liability.  Due to the nature of the contingency, the Company is unable to estimate the possible loss or range of loss.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of the Company and its subsidiary for the three and three and six-month period ended August 31, 2009 and 2008. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended February 28, 2009.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

(5)	the Company is subject to the risks of conducting business internationally; and

(6)
the industries in which the Company operates are highly competitive. Additional risks and uncertainties are outlined in the Company’s filings with the Securities and Exchange Commission, including its most recent fiscal Annual Report on Form 10-K.

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

Our principal business address is 32963 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

Results of Operations

Our summary historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report. The selected consolidated statements of operations data for the three and six-months ended August 31, 2009 and 2008 are derived from our consolidated financial statements included elsewhere in this report.

Three-month period ended August 31, 2009 compared to the corresponding period in 2008

			Year over
	2009	2008	year change	%

Sales	$632,663	$247,862	384,801	155%
Cost of sales	320,215	108,482	25,732	232%
Gross profit	272,488	139,380	133,068	95%
Gross profit percentage	43%	56%
Selling, general and administrative expenses	81,367	257,711	(176,344)	-68%
Depreciation & amortization expense	13,657	8,694	4,963	57%
Interest income	140	47	93	198%
Interest expense to related parties	9,676	65,078	(155,402)	-85%
Net Income (Loss)	164,372	(146,524)	310,896	212%

Sales. The increase in sales is primarily due to increased sales to one of our customers. We had approximately $305,000 in sales to one customer in the three month period ended August 31, 2009 compared to $16,000 in sales to the same customer in the three month period ended August 31, 2008.  This increase in sales was further expanded by sales to two other customers increasing by $48,000 and $45,000, respectively, for the three month period ended August 31, 2009 compared to the three month period ended August 31, 2008.  The average sales price per bottle increased by approximately 20% from $6.45 in 2008 to $7.72 in 2009.

Cost of sales and gross profit percentage. The increase in cost of sales is primarily due to increased sales.  The actual average cost per bottle increased 173% to $4.78 as of August 31, 2009 from $1.75 as of August 31, 2008.  This increase in cost is primarily due to increased sales during the three month period ended August 31, 2009 due to quality control issues and an increase in costs for components.  As a percentage of sales, the gross profit margin during the three months ended August 31, 2009 decreased to 43% from 56% for the three months ended August 31, 2008.

Selling, general, and administrative expenses. Selling expenses consist primarily of commissions paid to salespeople. The increase in 2009 versus 2008 is a direct result of an increase in the amount of sales that we have to pay commissions.  General and administrative expenses decreased primarily due to a reduction in outside services and a decrease in allocated general and administrative expense due to overhead calculation.  Compensation to executive officers decreased for the three-month period ended August 31, 2009, compared to the three-month period ended August 31, 2008, is due to an additional 700,000 warrants being issued to two executive officers in April 2008.  The warrants issued in April 2008 had a nine-month vesting period and were valued at $74,000.  Additional warrants valued at $16,700 were granted in December 2007 and vested in December 2008.

Interest expense to related parties. The decrease in interest expense for the three-month period ended August 31, 2009, compared to the three-month period ended August 31, 2008, is due to the Company issuing 1,000,000 warrants on April 30, 2008 in payment of accrued interest on related party notes payable.  The value of these warrants was $224,970.  One fourth of the value was recognized as interest expense in the three month period ended August 31, 2008 for a value of 56,243.

Net Income (loss). Net Income for the three-month period ended August 31, 2009 was $164,372 compared to a net loss of $146,524 for the three-month period ended August 31, 2008.  This was primarily due to an increase in sales in the three month period ended August 31, 2009 of over $300,000 compared to the three months ended August 31, 2008.
.
Six-month period ended August 31, 2009 compared to the corresponding period in 2008

			Year over
	2009	2008	year change	%

Sales	$1,031,037	$477,082	553,955	116%
Cost of sales	611,351	237,605	373,746	157%
Gross profit	419,686	239,477	180,209	75%
Gross profit percentage	41%	50%
Selling, general and administrative expenses	269,593	476,095	(206,502)	-43%
Depreciation & amortization expense	27,250	15,702	11,548	74%
Interest income	302	56	246	439%
Interest expense to related parties	19,217	73,738	(54,521)	-74%
Net income (loss)	94,545	(270,014)	364,559	-135%

Net cash provided by (used in) operating activities	166,130	155,590	10,083	7%
Net cash provided by (used in) investing activities	(10,079)	-	(10,079)	100%
Net cash provided by (used in) financing activities	(5,488)	(83,446)	77,958	-93%

Sales. Sales increased primarily due to sales to one customer during the six-month period ended August 31, 2009 in comparison to the previous fiscal year’s first six months.   The number of bottles sold increased from 36,961 to 82,210, while the average price per bottle increased from $5.53 to $8.27. Sales of bottles totaled approximately $680,000 while sales of other products during the six-month period ended August 30, 2009 totaled approximately $351,000, including the new emergency survival pack, replacement filters and canteens.

Cost of sales and gross profit.  The increase in cost of sales is primarily due to increased sales.  As a percentage of sales, the gross profit percentage decreased from 50% to 41% due to a change in the pricing of bottles combined with a change in production costs due to quality control issues and a slight increase in cost of components.  The average sales price per bottle increased while the average cost per bottle decreased slightly from $2.68 to $2.55 for the six month period ended August 31, 2009.

Selling, general and administrative expenses. The decrease in general and administrative expenses is due to the following: a decrease in accounting fees of $72,000 offset by an increase in rent of $11,000. Compensation to executive officers decreased for the six-month period ended August 31, 2009, compared to the six-month period ended August 31, 2008, is due to an additional 700,000 warrants being issued to two executive officers in April 2008.  The warrants issued in April 2008 had a nine-month vesting period and were valued at $148,000 which was recognized over the vesting period.

Interest expense to related parties.  The decrease in interest expense for the six-month period ended August 31, 2009, compared to the six-month period ended August 31, 2008, is due to the Company issuing 1,000,000 warrants on April 30, 2008 as interest due for related party notes payable.  The value of these warrants was $224,970.  One fourth of the value totaling $56,243 was recognized as interest expense in the three month period ended August 31, 2008.

Net income (loss).  There was a net income of $94,545 for the six-month period ended August 31, 2009 compared to a net loss of $270,014 for the six-month period ended August 31, 2008.  The loss was significant in the previous year primarily due to additional warrants being issued in April 2008 which increased expenses in the six month period ended August 31, 2008.  In addition, total sales increased by over $500,000 for the six months ended August 31, 2009 compared to the six months ended August 31, 2008.

Liquidity and Capital Resources

Operating Activities
We received $166,130 from operating activities during the six month period ended August 31, 2009 as compared to $155,447 for the same period 2008.  This increase is largely due to a an increase in sales which moved more incentory out of our warehouse more quickly than in prior periods.

Investing Activities
We used $10,079 in investing activities during the six month period ended August 31, 2009 compared to $nil in the same period 2008.  We invested $9,000 in tooling molds for China production and an additional $1,000 in patents and trademarks..

Financing Activities
We used $5,488 in financing activities during the six month period ended August 31, 2009 compared to $83,446 in the same period 2008.  The $5,488 was payment for an equipment lease.

Our principal sources of liquidity have historically been funds generated from operating activities and borrowings from the TAM Trust, one of our principal shareholders. As of August 31, 2009 the TAM Trust has loaned the Company $464,175 at 10% simple interest, repayable after March 1, 2011.  The Company believes that despite the increase in sales experienced during the fiscal years ended February 28, 2007, 2008, 2009 and the six-month period ended August 31, 2009, additional funding may still be required from the TAM Trust or other shareholders. During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding. As of August 31, 2009 the TAM Trust has advanced the Company $171,913 of $500,000 committed.

As of August 31, 2009, the Company had $310,978 in cash and no remaining amount available to borrow under its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. The Company believes it has liquidity and committed funds to meet its operating needs through August 31, 2010..

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

The Company believes that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its most recent fiscal  Annual Report on Form 10-K have the greatest potential impact on its consolidated financial statements, so it considers these to be its critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates the Company uses in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for inventory reserves, impairment of long-lived assets and intangible assets, accounting for transactions which potentially could be settled in a company’s own stock and stock-based compensation. These policies require that the Company make estimates in the preparation of its consolidated financial statements as of a given date.

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer each have concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal three months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As of August 31, 2009, there are of no known legal proceedings or judgments entered, either pending or threatened, against the Company or any of our directors or officers.

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

Lack of Profitability. To date, we have incurred significant losses.  The Company had net income for the quarter ended August 31, 2009 of $164,373 compared to a net loss in the comparative quarter ended August 31, 2008 of $146,524.  This reduced the accumulative deficit to $6,921,304.  We have a policy of not projecting sales and profits due to:

-	lack of consistent sales to maintain profitability,
-	significant legal and professional fees associated with regulated business activities and the SEC,
-	reporting requirements, including continuing Sarbanes-Oxley requirements.

Inherently Risky-Competition. Because we are a Company with no history of repeated profitability, our operations will be extremely competitive and subject to numerous risks. The water filtration business is highly competitive with many companies having access to the same market. Substantially all of them have greater financial resources and longer operating histories than we have and can be expected to compete within the business in which we engage and intend to engage. There can be no assurance that we will have the necessary resources to be competitive. Therefore, investors should consider an investment in us to be an extremely risky venture.

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

Dependence on One or a Few Customers.  For the quarter ended August 31, 2009, one customer (FFH) individually accounted for greater than 10 percent of total sales. In addition three other customers (EcoUsable, Innova, and Dr. Seeman) individually account for greater than 5% of total sales.  Management believes that if the targeted revenues are not achieved within their current marketing and distribution agreements, the revenues can be replaced through the sale of filters and related products to other direct marketing companies. However, there can be no assurance that this will occur which could result in an adverse effect on the Company’s financial condition or results of operations in the future.

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

We Face Risks Associated With Currency Exchange Rate Fluctuations.  Although we currently transact business primarily in U.S. dollars, a large portion of our revenues and related cost of goods sold may be determined in foreign currencies if we continue to expand our international operations.  Conducting business in currencies other than U.S. dollars subjects the Company to fluctuations in currency exchange rates that could have a negative impact on our reported operating results.  Fluctuations in the value of the U.S. dollar relative to other currencies may impact our revenue, cost of goods sold and operating gross margin and result in foreign currency transaction gains and losses.  Historically, we have not engaged in exchange rate hedging activities.

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

Standards for Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are Uncertain, and If We Fail to Comply in a Timely Manner, Our Business Could Be Harmed and Our Stock Price Could Decline.  Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accounting firm.  Currently, we believe these two requirements apply to our annual report for fiscal year ending February 28, 2010.  The standards that must be met for the management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.  We have incurred, and expect to incur, significant expenses and to devote resources to Section 404 compliance during the remainder of 2009 and on an ongoing basis.  It is difficult for us to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting.  As a result, we may not be able to complete the assessment and remediation process on a timely basis.  In addition, the attestation process by our independent registered public accounting firm is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm.  In the event that our Chief Executive Officer, Chief Financial Officer, or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react of how the market prices of our shares will be affected, however, we believe that there is a risk that investor confidence and share value may be negatively impacted.

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

We have a substantial effort ahead of us to remediate our control deficiencies and material weaknesses we have identified.  As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition.  These efforts will also involve substantial accounting related costs.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six-month period ended August 31, 2009, the Company issued no restricted stock or warrants.

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

Seychelle Environmental Technologies, Inc.

Date: October 20, 2009	By:	/s/ Carl Palmer
Carl Palmer Director, Chief Executive Officer and President

Date: October 20, 2009	By:	/s/ Jim Place
Jim Place Director and Chief Financial Officer and Chief Operating Officer