Form 10-Q
period 2009-11-30
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2010-01-15
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ending November 30, 2009

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

 The number of shares outstanding of the Registrant's $0.001 par value common stock, as of January 13, 2010 was 25,854,146.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	November 30, 2009	February 28, 2009

ASSETS

Current assets:
Cash and cash equivalents	$433,217	160,415
Accounts receivable, net of allowance for doubtful accounts
of $13,264 and $3,986, respectively	201,830	61,447
Inventory, net	239,871	409,353
Prepaid expenses and other current assets	47,117	77,827
Total current assets	922,035	709,042

Property and equipment, net	104,378	129,964
Intangible assets, net	11,646	16,374
Other assets	8,515	6,624
Total assets	$1,046,574	862,004

LIABILITIES AND STOCKHOLDERS' EQUITY/( DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$114,929	92,818
Customer deposits	124,882	177,325
Accrued interest due to related party	42,554	76,359
Capital lease obligation	18,221	26,802
Notes payable	100,000	100,000
Total current liabilities	400,586	473,304

Long-term related party notes payable	471,088	471,088
Total liabilities	871,674	944,392

Commitments and contingencies	-	-

Stockholders' equity/(deficit):
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 25,854,146 and 25,824,146 shares issued and outstanding, respectively	25,854	25,824
Additional paid-in capital	6,923,404	6,907,637
Accumulated deficit	(6,774,358)	(7,015,849)
Total stockholders' equity/(deficit)	174,900	(82,388)
Total liabilities and stockholders'/equity (deficit)	$1,046,574	862,004

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For The Nine-Month
	Periods Ended
	November 30,	November 30,
	2009	2008

Revenues	$1,829,641	$908,621
Cost of sales	997,779	523,238
Gross profit	831,862	385,383
Operating Expenses Selling, general, and administrative expenses	508,647	724,403
Depreciation and amortization	41,061	36,317
Total Operating Expenses	549,708	760,720
Income (Loss) from operations	282,154	(375,337)
Other Income(Expense)
Interest income	443	123
Interest expense-related parties	(28,869)	(143,856)
Interest expense-other	(9,624)	(8,693)
Other income (expense)	(2,613)	62,256
Total other income(expense)	(40,663)	(90,170)
Net income (loss) before income taxes	241,491	(465,507)
Provision for income taxes	-	-
Net Income (Loss)	$241,491	$(465,507)
BASIC INCOME (LOSS) PER SHARE	$0.01	$(0.02)
DILUTED INCOME (LOSS) PER SHARE	$0.01	$(0.02)

BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,826,219	25,769,295
DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	32,273,172	25,769,295

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For The Three-Month
	Periods Ended
	November 30,	November 30,
	2009	2008

Revenues	$798,604	$431,538
Cost of sales	386,428	285,633
Gross profit	412,176	145,905
Operating Expenses Selling, general, and administrative expenses	239,054	257,214
Depreciation and amortization	13,811	11,708
Total Operating Expenses	252,865	268,922
Income (Loss) from operations	159,311	(123,017)
Other Income(Expense)
Interest income	141	66
Interest expense-related parties	(9,652)	(70,118)
Interest expense-other	(2,854)	(2,424)
Total other income(expense)	(12,365)	(72,476)
Net income (loss) before income taxes	146,946	(195,493)
Provision for income taxes	-	-
Net Income (Loss)	$146,946	$(195,493)
BASIC INCOME (LOSS) PER SHARE	$0.01	$(0.01)
DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.01)

BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,830,410	25,765,287
DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	30,276,363	25,765,287

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	November 30,	November 30,
	2009	2008

OPERATING ACTIVITIES:
Net income (loss)	$241,491	$(465,508)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	41,061	27,409
Stock-based compensation and interest expense	15,797	572,228

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(140,383)	(52,220)
(Increase) decrease in inventory	169,482	84,698
(Increase) decrease in prepaid expenses and other assets	(27,425)	(133,301)
(Increase) decrease in asset held for sale	-	149,111
Increase (decrease) in accounts payable and accrued expenses	78,355	(15,639)
Increase (decrease) in accrued interest payable	(33,804)	16,438
Increase (decrease) in customer deposits	(52,443)	83,495
Net Cash Provided by Operating Activities	292,131	266,711

INVESTING ACTIVITIES:
Purchase of property and equipment	(9,808)	(37,079)
Purchase of patents	(940)	-
Net Cash Used in Financing Activities	(10,748)	(37,079)

FINANCING ACTIVITIES:
Proceeds from related party notes payable	-	75,000
Repayment of capital leases and notes payable	(8,581)	(129,213)
Net Cash Used in Financing Activities	(8,581)	(54,213)

NET INCREASE IN CASH	272,802	175,419

CASH AT BEGINNING OF PERIOD	160,415	19,851

CASH AT END OF PERIOD	$433,217	$195,270

NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants issued for accrued interest on notes payable	$56,243	$572,228
Stock issued for services	$6,600	$7,050

Supplemental disclosures of cash flow information:
Cash Paid for:
Interest	$9,622	$-
Income taxes	$-	$-

See accompanying notes to consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1:    FINANCIAL STATEMENTS

The consolidated financial statements have been prepared by the Company without audit and in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”).   In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2009, and for all periods presented herein, have been made.

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

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10)  is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended August 31, 2009 did not have a significant effect on the Company’s financial statements as of that date or subsequent to that date and for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of November 30, 2009 and for the quarter and nine month period ended November 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168,  The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009  and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

In accordance with SFAS 165 (ASC 855-10) The Company’s management reviewed all material events through January 13, 2010 and there are no material subsequent events to report other than those reported.

The Company has reclassified certain amounts in the November 30, 2008 financial statements to conform with the presentation in the November 30, 2009 financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2:    BASIC AND DILUTED INCOME (LOSS) PER SHARE

The three and nine month computation of income(loss) per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  Common stock equivalents, consisting of 1,802,500 in warrants were considered but were not included in the computation of loss per share for the three and nine month periods ended November 30, 2008, because they would have been anti-dilutive.  For the three months and nine month period ended November 30, 2009 common stock equivalents consisting of 6,549,721 in warrants were included in the computation of fully diluted income per share. The diluted weighted average number of shares for the three and nine month periods ended November 30, 2009 were 30,276,363 and 32,273,172, respectively.

NOTE 3:  CUSTOMER CONCENTRATION

For the nine months ended November 30, 2008, the Company had sales to one customer totaling 50% of our revenues, and sales to four other customers each totaling over 5% of revenue individually.

For the nine months ended November 30, 2009, the Company had sales to one customer totaled 50% of revenue and sales.

NOTE 4:   EQUITY

 On November 11, 2009, the Company granted 30,000 restricted shares of common stock to a third party for services rendered.  As of the grant date, the market value of the shares granted amounted to $6,600.  The shares vested immediately and the fair market value of the shares was recorded as compensation expense during the quarter ended November 30, 2009.

Warrants

The Company has determined the estimated value of the compensatory warrants granted to employee and non-employees in exchange for services and financing expenses using the Black-Scholes pricing model. Value of the compensatory warrants was computed assuming an expected life of 2 years, volatility of 167%, dividends of $-0-, and a risk free interest rate of 2.3-3.1%. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $1,697 and $277,910 for the nine months ended November 30, 2009 and 2008, respectively.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of warrant activity for the nine months ended November 30, 2009 are as follows:

	Warrants Outstanding	Weighted- Average Exercise Price

Outstanding at March 1, 2009	6,549,721	$0.25
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at November 30, 2009	6,549,721	0.25

Exercisable at November 30, 2009	6,549,721	$0.25

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise Price	Number Outstanding	Remaining Life (Years)	Exercise Price	Number Outstanding	Exercise Price

$0.19	600,000	1.00	$0.19	600,000	$0.19
0.23	4,000,000	1.00	0.23	4,000,000	0.23
0.29	107,221	1.00	0.29	107,221	0.29
0.40	100,000	1.00	0.40	100,000	0.40
0.33	1,700,000	1.00	0.33	1,700,000	0.33
0.16	30,000	1.00	0.16	30,000	0.33
0.25	10,000	1.00	0.25	10,000	0.25
0.40	2,500	1.00	0.40	2,500	0.40
	6,549,721		$0.25	6,549,721	$0.25

NOTE 5:    LINE OF CREDIT

 As of November 30, 2009, the Company has a line of credit agreement, totaling $100,000. The line of credit bears interest at the lending institutions’ index rate (4.75% at November 30, 2009) plus two percent and is due February 1, 2010. As of November 30, 2009, the Company has borrowed $100,000 against the line of credit, which is recorded as a note payable. The line of credit agreement does not include any limitations on borrowings or any restrictive debt covenants.

Our principal sources of liquidity have historically been funds generated from operating activities and borrowings from the TAM Trust, one of our principal shareholders. As of November 30, 2009, the TAM Trust has loaned the Company $299,175 at 10% simple interest, repayable after March 1, 2011.   During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding. As of November 30, 2009 the TAM Trust has advanced the Company $171,913 of $500,000 committed. We have this commitment available to meet potential working capital requirements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6:    INVENTORY

 The Company’s inventory consisted of the following at:

	November 30, 2009	February 28, 2009

Raw materials	$185,897	$230,018
Work in progress	-	53,187
Finished goods	129,067	260,461
	314,964	543,666
Reserve for obsolete and slow moving inventory	(75,093)	(134,313)
	$239,871	$409,353

The Company liquidated $59,220 of the obsolete and slow moving inventory during the nine months ended November 30, 2009 which resulted in a reduction in the reserve.

NOTE  7:  RELATED PARTY TRANSACTIONS

The Company has notes payable of $471,088 and accrued interest payable totaling $42,555 to related party entities controlled by a director.

The Company recorded $7,500 of compensation expense for donated services of the President of the Company during the nine months ended November 30, 2009.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Commitments

The Company’s office and production facility leases expired in August of 2009.  Consequently, the Company leased new office and production facility space at a new location under two leases.  Both leases were signed July 15, 2009 for a term of 60 months each, at a monthly cost of $3,551 and $4,764, respectively.

The future minimum lease payments for the new office leases are as follows:

Twelve Month Period ending November 30,
2010	$99,780
2011	99,780
2012	99,780
2013	99,780
2014	87,308
Total	$486,428

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this document to "us," "we," “Seychelle” or "Company" refer to Seychelle Environmental Technologies, Inc., a Nevada corporation and our wholly-owned subsidiary, Seychelle Water Technologies, Inc., also a Nevada corporation.

This discussion summarizes the significant factors affecting the operating results, financial condition liquidity and cash flows of the Company and its subsidiary for the three and nine-month periods ended November 30, 2009 and 2008. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended February 28, 2009.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

Our principal business address is 32963 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

Results of Operations

Our summary historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this report. The selected consolidated statements of operations data for the three and nine-months ended November 30, 2009 and 2008 are derived from our consolidated financial statements included elsewhere in this report.

Three-month period ended November 30, 2009 compared to the corresponding period in 2008

			Year over
	2009	2008	year change	%

Sales	$798,604	$431,538	367,066	85%
Cost of sales	386,428	285,633	100,795	35%
Gross profit	412,176	145,905	266,271	182%
Gross profit percentage	52%	34%
Selling, general, and administrative expenses	239,054	257,214	(18,160)	-2%
Depreciation & amortization expense	13,811	11,708	2,103	18%
Interest income	141	67	74	110%
Interest expense to related parties	9,652	70,118	(60,466)	-86%
Net Income (Loss)	146,946	(195,493)	342,439	175%
Net Income (Loss) %	19%	-45%

Sales. The increase in sales is primarily due to increased sales to one of our customers. We had approximately $405,000 in sales to one customer in the three month period ended November 30, 2009 compared to $220,000 in sales to the same customer in the three month period ended November 30, 2008.  We expect sales to this customer to remain constant or increase in the future.  This increase in sales was further expanded by sales to 11 other customers increasing by approximately $194,000 collectively for the three month period ended November 30, 2009.  The number of bottles sold increased from 29,189 to 42,603, while the average sales price per bottle increased by approximately 1.3% from $9.91 in 2008 to $10.04 in the three month periods in 2009.

Cost of sales and gross profit percentage. The increase in cost of sales is primarily due to increased sales.  The actual average cost per bottle increased 101% to $5.72 for the three months ended November 30, 2009 from $2.85 for the three months November 30, 2008.  This increase in cost is primarily due to increased labor during the three month period ended November 30, 2009 due to quality control issues, specialized orders, freight and packaging costs, and an increase in costs for components.  As a percentage of sales, the gross profit margin during the three months ended November 30, 2009 increased to 54% from 34% for the three months ended November 30, 2008.  This was due to increased sales of higher gross margin bottles, pitchers and other new products.  Inventory reserve decreased in the three month period ended November 30, 2009 due to sales of reserved items during the period.

Selling, general, and administrative expenses. Selling expenses consist primarily of commissions paid to salespeople. There was an increase in 2009 versus 2008 of approximately $4,000 as a direct result of an increase in the amount of sales for which we have to pay commissions.  Compensation to executive officers decreased for the three-month period ended November 30, 2009, compared to the three-month period ended November 30, 2008 and was due to an additional 700,000 warrants being issued to two executive officers in April 2008.  The warrants issued in April 2008 had a nine-month vesting period and were valued at $74,000.  Additional warrants valued at $16,700 were granted in December 2007 and vested in December 2008.

Interest expense to related parties. The decrease in interest expense for the three-month period ended November 30, 2009, compared to the three-month period ended November 30, 2008, is due to the Company issuing 1,000,000 warrants on April 30, 2008 in payment of accrued interest on related party notes payable.  The value of these warrants was $224,970.  The value was recognized as interest expense in the three month period ended November 30, 2008 for a value of $56,243.

Net Income (loss). Net Income for the three-month period ended November 30, 2009 was $146,946 compared to a net loss of $195,493 for the three-month period ended November 30, 2008.  This was primarily due to an increase in sales in the three month period ended November 30, 2009 of over $360,000 in higher gross margin products compared to the product mix sold in the three months ended November 30, 2008.

Nine-month period ended November 30, 2009 compared to the corresponding period in 2008

			Year over
	2009	2008	year change	%

Sales	$1,829,641	$908,621	921,020	101%
Cost of sales	997,779	523,238	474,541	91%
Gross profit	831,862	385,383	446,479	116%
Gross profit percentage	47%	42%
Selling, general, and administrative expenses	508,647	724,403	(215,756)	-30%
Depreciation & amortization expense	41,061	36,317	4,744	13%
Interest income	443	123	320	260%
Interest expense to related parties	28,869	143,856	(114,987)	-80%
Net income (loss)	241,491	(465,507)	706,998	152%
Net Income (loss) %	14%	-51%

Net cash provided by (used in) operating activities	292,131	266,711	25,420	10%
Net cash provided by (used in) investing activities	(10,748)	(37,079)	26,331	71%
Net cash provided by (used in) financing activities	(8,581)	(54,213)	45,632	-84%

Sales. Sales increased primarily due to sales to one customer during the nine-month period ended November 30, 2009 in comparison to the previous fiscal year’s first nine months.   The number of bottles sold increased from 36,961 to 83,763, while the average price per bottle increased from $7.33 to $9.01. Sales of bottles totaled approximately $465,000 while sales of other products during the nine-month period ended November 30, 2009 totaled approximately $1,364,000. Other products include the new higher gross margin mission pack, straws, replacement filters, and canteens.

Cost of sales and gross profit.  The increase in cost of sales is primarily due to increased sales.  As a percentage of sales, the gross profit percentage increased from 42% to 47% due to a change in the product  mix of bottles sold combined with a change in production costs due to quality control issues offset by a slight increase in cost of components.  The average sales price per bottle increased while the average cost per bottle increased from $2.93 to $5.70 for the nine-month period ended November 30, 2009.   The trend continues toward a higher gross margin product mix.  Inventory reserve decreased in the three month period ended November 30, 2009 due to sales of reserved items during the period.

Selling, general and administrative expenses. The decrease in general and administrative expenses is due to the following: a decrease in accounting fees of $64,000 offset by an increase in rent of $15,000. Compensation to executive officers decreased for the nine-month period ended November 30, 2009, compared to the nine-month period ended November 30, 2008 and was due to an additional 700,000 warrants being issued to two executive officers in April 2008.  The warrants issued in April 2008 had a nine-month vesting period and were valued at $222,000 which was recognized over the vesting period.

Interest expense to related parties.  The decrease in interest expense for the nine-month period ended November 30, 2009, compared to the nine-month period ended November 30, 2008, is due to the Company issuing 1,000,000 warrants on April 30, 2008 as interest due for related party notes payable.  The value of these warrants was $224,970.   $143,856 was recognized as interest expense in the nine month period ended November 30, 2008.  None of the value of these warrants were recognized in the nine-month period ended November 30, 2009.

Net income (loss).  There was a net income of $241,491 for the nine-month period ended November 30, 2009 compared to a net loss of $465,508 for the nine-month period ended November 30, 2008.  The loss was significant in the previous year primarily due to additional warrants being issued in April 2008 which increased expenses in the nine-month period ended November 30, 2008.  In addition, total sales increased by over $900,000 for the nine months ended November 30, 2009 compared to the nine months ended November 30, 2008.  The trend continues toward higher gross margin products in the product mix.

Liquidity and Capital Resources

Operating Activities We generated $292,131 from operating activities during the nine-month period ended November 30, 2009 as compared to $266,711 for the same period 2008.  This increase is largely due to an increase in sales.

Investing Activities We used $10,748 in investing activities during the nine-month period ended November 30, 2009 compared to $37,079 in the same period 2008.  We invested $6,600in tooling molds for China production and an additional $3,200 in warehouse equipment in the USA.

Financing Activities We used $8,581 in financing activities during the nine-month period ended November 30, 2009 compared to $54,213 in the same period 2008.  The $8,581 was payment for an equipment lease.

Our principal sources of liquidity have historically been funds generated from operating activities and borrowings from the TAM Trust, one of our principal shareholders. As of November 30, 2009, the TAM Trust has loaned the Company $299,175 at 10% simple interest, repayable after March 1, 2011.   During June 2007, the TAM Trust committed to providing up to $250,000 in additional funding. As of November 30, 2009 the TAM Trust has advanced the Company $171,913 of $500,000 committed. We have this commitment available to meet potential working capital requirements.

As of November 30, 2009, we had $433,217 in cash and no remaining amount available to borrow under our line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. We believe that our liquidity and committed funds are sufficient to meet our operating needs through November 30, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There have been no changes  in the  Company’s  internal  control  over  financial reporting identified in connection with the evaluation required by paragraph (d) of Rule  240.15d-15  that occurred during the Company’s last fiscal quarter that has  materially  affected,  or is reasonable  likely to materially  affect,  the Company internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As of November 30, 2009, there are no known legal proceedings or judgments entered, either pending or threatened, against the Company or any of our directors or officers.

ITEM 1A. RISK FACTORS

 Risk Factors Related to Our Business

THE OWNERSHIP AND INVESTMENT IN OUR SECURITIES INVOLVES SUBSTANTIAL RISKS. OUR COMMON SHARES SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THESE RISKS RELATING TO OUR COMPANY.

Lack of Successful Operating History. Our Company was formed on January 23, 1998 and acquired the operations of a company that had been in existence since 1996 and manufactures for sale water filtration products. The Company has continued to expand its product lines but have not generated enough revenue to support operations. This has required us to seek both investor capital and financing to develop the market for our new products. Recent sales activity for the nine months ended November 30, 2009 has increased over the past year. Still, we have limited financial results upon which an investor may judge our potential. The Company is not engaged in enough consistent business activity over a sustained period of time to be said to have a successful operating history. We have experienced in the past and may experience in the future under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business. These include:

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

Lack of Profitability. Through February 28, 2009, we incurred significant losses. However, during the nine months ended November 30, 2009 we have recorded profits and positive cash flows from operations. There appears to be a trend toward greater profitability by emphasizing higher gross margin products and is evidenced by the results in the current fiscal year.   We had net income for the quarter ended November 30, 2009 of $146,946 compared to a net loss in the comparative quarter ended November 30, 2008 of $195,493.  This reduced the accumulated deficit to $6,774,358.  We have a policy of not projecting sales and profits due to:

-	lack of consistent sales to maintain profitability,
-	significant legal and professional fees associated with regulated business activities and the SEC,
-	reporting requirements, including continuing Sarbanes-Oxley requirements.

Risk of Competition. The water filtration business is highly competitive with many companies having access to the same market. Substantially all of them have greater financial resources and longer operating histories than we have and can be expected to compete within the business in which we engage and intend to engage. There can be no assurance that we will have the necessary resources to be competitive.

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

Dependence on One or a Few Customers.  For the quarter ended November 30, 2009, one customer individually accounted for approximately 50 percent of total sales.  Management believes that if the targeted revenues are not achieved within their current marketing and distribution agreements, the revenues can be replaced through the sale of filters and related products to other direct marketing companies. However, there can be no assurance that this will occur which could result in an adverse effect on the Company’s financial condition or results of operations in the future.

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

Risks Associated With Currency Exchange Rate Fluctuations. Historically, we have not engaged in exchange rate hedging activities and all of our transactions are denominated in US dollars.

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

Maintaining and Improving Our Financial Controls and The Requirements Of Being a Public Company May Strain Our Resources, Divert Management’s Attention and Affect Our Ability to Attract and Retain Qualified Members For Our Board of Directors.  As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002.  The requirements of these rules and regulations increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems, and resources.  The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting.  Fulfilling this requirement can be difficult to maintain.

In addition, our assessments of internal control over financial reporting may identify weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.  Any actual of perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal control over financial reporting or disclosure of our independent registered public accounting firm’s attestation report, when applicable, on management’s assessment of our internal control over financial reporting may have an adverse impact of our common stock. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition.  These efforts could also involve substantial accounting related costs.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine-month period ended November 30, 2009, the Company issued 30,000 shares of restricted stock for services rendered. Otherwise, there have been no further issuances of securities through the date of this filing.

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

Seychelle Environmental Technologies, Inc.

Date: January 15 2009	By:	/s/ Carl Palmer
Carl Palmer Director, Chief Executive Officer and President

Date: January 15 2009	By:	/s/ Jim Place
Jim Place Director and Chief Financial Officer and Chief Operating Officer