Form 10-K
period 2010-02-28
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2010-06-08
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) : Yes [ ] No [X]

As of August 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, there were 25,854,146 shares of the registrant’s common stock outstanding. The aggregate market value of the registrant’s voting and non-voting common stock that was held by non-affiliates on such date was approximately $4,615,370 based on the closing sale price of the registrant’s common stock on such date as reported on the Over the Counter Bulletin Board.

The number of shares outstanding of the registrant's common stock, as of May 28, 2010 was 25,854,146 with 7,678,776 classified as unrestricted shares known as the “float.”

References in this document to "us," "we," “Seychelle,” “SYEV,” or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiary.

TABLE OF CONTENTS

PART I	Page

Item 1. Business	3

Item 1A. Risk Factors	7

Item 1B. Unresolved Staff Comments	11

Item 2. Properties	11

Item 3. Legal Proceedings	11

Item 4. Removed and Reserved	11

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11

Item 6. Selected Financial Data	12

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	19

Item 8. Financial Statements and Supplementary Data	16

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	35

Item 9A(T). Controls and Procedures	38

Item 9B. Other Information	38

PART III

Item 10. Directors, Executive Officers and Corporate Governance	38

Item 11. Executive Compensation	40

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	42

Item 13. Certain Relationships and Related Transactions, and Director Independence	42

Item 14. Principal Accounting Fees and Services	43

Item 15. Exhibits, Financial Statement Schedules	44

Financial Statements	16-36

Signatures	46

PART I

Item 1. BUSINESS.

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

Business of Seychelle

General

Seychelle designs, assembles and distributes unique, state-of-the-art ionic adsorption micron filters specifically for portable filter devices that remove up to 99.99% of all pollutants and contaminants found in any fresh water source. Patents or trade secrets cover all proprietary products. Since human bodies are approximately 75% water, our mission is twofold: First, to help educate everyone to the fact that the quality of water they drink is important and second, to make available low-cost, effective filtration products that will meet the need for safe, great tasting, and high quality drinking water.

As of February 28, 2010, Seychelle has sold over 3 million portable water filtration bottles throughout the world to customers such as individuals, dealers, distributors governments, militaries, non-governmental organizations and emergency relief organizations such as the International Red Cross, Eco-Challenge, Kenya Wild Life Service, La Cruz Roja de Mexico and the N.Y. Institute for the Blind. In addition, the Company has donated thousands of portable bottles to church groups and missionaries worldwide.

In 2001, the World Bank placed the value of the world water market at close to $400 billion annually. Bottled water, according to Water Facts, has emerged as the second largest commercial beverage category by volume in the U.S. However, Seychelle products compete in a more limited market: the portable filtration product segment

In developing countries, many people in rural areas boil their water for drinking and cooking to kill bacteria, but this process does not remove the pyrogens, chemicals, toxins, volatile organic compounds, heavy metals or other pathogens that remain in the water. In Africa alone, according to Earth Prayers From Around the World, approximately 6,000 people die every day because of water borne diseases.

Business Plan

The management of Seychelle represents over 100 years of combined experience in developing improvements and innovations in the field of bottled water, reverse osmosis, ultra filtration and filter technology. As a result, our products can deliver up to 2-micron filtration at pennies per gallon, with pressure as low as 2 pounds per square inch (PSI). Further, our point of difference filtration systems remove up to 99.99% of all known pollutants and contaminants most commonly found in fresh drinking water supplies in the four major areas of concern as follows:

AESTHETICS: Taste, chlorine, sand, sediment and odor problems.
BIOLOGICS: Pathogens such as Cryptosporidium, Giardia and E. Coli Bacteria.
CHEMICALS: Pesticides, detergents, toxic chemicals and industrial waste.
DISSOLVED SOLIDS: Heavy metals such as aluminum, asbestos, copper, lead, mercury and chromium 6.

Seychelle filters have been tested by independent and government laboratories throughout the world and are approved for sale and distribution in the following countries: United States, Mexico, United Kingdom, Korea, Malaysia, Japan, The Peoples Republic of China, Vietnam, New Zealand, Australia, Brazil, Venezuela, Argentina, South Africa, and Pakistan. In the United States, Seychelle filters have been certified by California and Florida in approved independent laboratories implementing the Environmental Protection Agency, American National Standards Institute, and National Sanitation Foundation protocol, procedures, standards and methodology. Additionally, we offer a test pack for potential customers that include the test results from selected countries. In addition, results from the United States, United Kingdom and South Africa are displayed on our Website: www.seychelle.com. To our knowledge, no other water filtration system can achieve removal of up to 99.99% of pollutants and contaminants most commonly found in fresh drinking water supplies in the four major areas of concern defined above. The benefit of such filtration can save lives worldwide as more people become aware of the benefits of using products utilizing Seychelle’s proprietary portable water filtration technology.

Principal Products or Services and their Markets

Current Products

Seychelle has a varied line of portable filter bottles for people on the go. The current products include: Flip-Top and Pull Top bottles, Canteens, Water Pitchers, Pure Water Pump, Bottoms-Up bottles, Stainless Steel bottles, In-Line Filter, Pure Water Bag, Pump N’ Pure and the  Pure Water Straw.They include –either standard or advanced filters (for virus and bacteria control). Sizes are from 18 ounce to 38 ounces, and provide up to 100 gallons of pure drinking water from any fresh water source; running or stagnant (such as rivers, lakes, ponds and streams.).

New Products

We have re-engineered the Flip Top bottle to eliminate parts, reduce costs, provide a more streamlined look, and add a disinfectant capability. Additionally, the In-Line Filter has been changed to provide greater filter media, and meet field conditions that require a longer, narrower design.  In addition, the company has added a fast flow fliter to the product line that is desgned to compete directly to bottled water customers who have either price or environmental concerns about bottled water.

 Manufacturing

The Company has determined that the production and assembly of some of our product components can be acheived in China at a lower cost than in the U.S. while maintaining equivalent quality standards; however, our proprietary filter will continue to be manufactured in the U.S. The assembly of our products is completed at our facility in San Juan Capistrano, California.

On September 1, 2005, we signed an exclusive agreement with Huanghua Plastic Co., Ltd, a non-related third party, to manufacture component parts.  There is not a purchasing commitment required by this agreement.

Sales Channels

Sales channels to be pursued will include: retail, military, government, non-governmental agencies (NGO)’s, foundations, missionaries, multi-level marketing, international, OEM and joint venures. At present, we are talking to several multi-level marketing companies with over one million distributors worldwide who currently do not have a water product in their line.

Several distributors sell the Company’s portable water filtration products to customers in specific distribution channels; including: retail, multi-national corporations, foundations, sports, governmental agencies, and the military (both domestically and internationally).

Raw Materials

Seychelle’s filters include powdered water-activated coconut and other media as components in the porous plastic ionic filter. To date, there is an adequate availability of material for all of our products. We do not expect this situation to change in the near future.

Customers and Competition

Seychelle products compete against companies offering water filtration and bottled water including ,(1) bottled water and (2)home water treatment systems provided by suppliers (such as independent dealers, distributors, catalogs, internet sellers, etc.) in the form of reverse osmosis systems, distillation, and filtration systems.  Therefore, Seychelles’ portable and home filtration products compete in a limited segment of the drinking water market as an alternative to other sources of filtered or purified drinking water.

Seychelle has a negligible share of the world’s filtered or purified water market. Our products sell in a niche category of the market - portable filtration bottles that use powder-activated carbon filters that compete with our powder-activated coconut filters with various media called ionic adsorption micron filtration technology (IAMF) which remove many organic and inorganic contaminants that simple activated carbon filters cannot. Most powder activated carbon filters on the market remove Chlorine, sediment and dirt thus improving taste and odor, as well as a handful of other contaminants such as Lead, Mercury, Zinc and Copper. This would include leading brands such as Brita, PUR, General Electric and Culligan, who collectively dominate the home market. In the portable segment of the market, there are hundreds of small companies selling a variety of specialized filters with no one company having a majority share and no industry data available. We believe that our current share of this market is negligible.

Seychelle sells its products in two ways. First, it sells its own brand to individuals, dealers, distributors, multilevel marketing companies and missionaries on a direct basis, and through our internet web site. Second, the Company offers  specially designed products to the same customers as a private label supplier if purchasers buy in significant volume. In some instances, we may supply only filters for their bottles or hydration backpacks as opposed to complete products.

Currently, the majority of our sales are to customers in the U.S.  However, we are in contact with several overseas distributors and sales could increase in the future in these countries if customers have a greater demand for safe drinking water  As of February 28, 2010, we had three customers, each respectively accounting for 26%, 13% and 12%, respectively, of our total sales.

Backlog

As of February 28, 2010, we had a backlog of $120,293 in unshipped orders.

Employees

As of February 28, 2010, we had a President and two (2) executive employees managing the Company with two (2) administrative employees supporting that effort.  In assembly, operations and warehousing we had two (2) full-time employees and two (2) independent contractors working to fill orders.

Proprietary Information and Technology

We own a patent for the portable water filtration system with the filter cap assembly, Patent # 5,914,045 that expires on June 22, 2016. As described in the Abstract, it is "[a] filter assembly for a flexible, portable bottle having a sealing cap including a filter attached to the interior of the cap to filter out substantially all inorganics, organics, radiological chemicals and microbiology. The filter assembly also may include a second filter or iodinator sealed in the flexible bottle to further remove micro-organisms from water passing there-through. The filter assembly is designed so that the flexible bottle must be pressurized, as by being hand pressed, after it is filled with water to force flow of water through the [sic] either or both of the filters. The filter in the cap includes a check valve to allow the bottle to be re-pressurized after water has been dispensed from the bottle." The filter cap assembly is the core to the Company’s product lines.  The media itself, the formulation process, and manufacturing methodology are governed by trade secrets.

We own a second patent for a water filtration bottle, Patent # 6,004,460 that expires December 21, 2016. It is a combination filter assembly and flexible, portable bottle having a bottom opening with a sealing cap attached thereto, to filter out substantially all inorganics, organics, radiological chemicals and microbiology held in water in the bottle. The filter assembly may be attached to an adapter sealed to the top of the flexible bottle. Water in the bottle passes through the filter assembly and out a top nozzle or valve when the flexible bottle is squeezed. The flexible bottle is filled with water through the bottom opening.

We also own a third patent, Patent #6,058,971 that expires on May 9, 2017 for a quick connect diverter valve. As described in the abstract, it is "A quick-connect diverter valve for use in connecting existing water faucets and water filtration units in and around a kitchen, or other areas where clean water is desired." The quick connect diverter value is used in the above the counter filter system currently being sold in the United States, Pakistan and China. The Company believes this is a viable and growing product line for developing countries where the quality of water continues to deteriorate.

We signed an exclusive license agreement with Gary Hess (the “License Agreement”), doing business as Aqua Gear USA on June 6, 2002 for a product known as the "Hand Held Pump Technology." We licensed all proprietary rights associated with this technology. We pay a 2% royalty on our gross sales for the technology during the term of the License Agreement. The License Agreement was for an initial term of five years and was renewed with four successive five-year renewals remaining. This offers us an additional proprietary product in the portable filtration industry. We believe that this License Agreement compliments our current product line. This technology, which was integrated into a product in 2005, resulted in a product called Pump N’ Pure which allows the user to draw filtered water from virtually any container or location. The Company continues to believe that the product will be viable in developing countries, as an emergency preparedness product, and for families where cost is a prime consideration. The Company commenced marketing the Hand Held Pump as part of its Aqua Gear product line in the U.S. sporting goods industry in fiscal 2008.

During July 2006, the Company signed a second exclusive license agreement (the “Second Agreement”) with Gary Hess, doing business as Aqua Gear USA. We will pay a 2% royalty on net sales for this technology up to $120,000 and 1% thereafter.  This agreement included the issuance of 100,000 warrants to Gary Hess  The Second Agreement shall continue indefinitely unless terminated due to a default or breach of the agreement. This affords the Company additional patent protection (patent # 6,136,188) and ownership of the trademark Aqua Gear. Products affected include all Aqua Gear trademarked filter bottles sold in the product line.  As of the date of this document, approximately $30,300 in royalties has been paid under these license agreements.

During April 2006, the Company issued 50,000 shares of common stock to the shareholders of Continental Technologies, Inc. (Continental) with an approximate value of $16,100 for the Redi Chlor brand name, trademark and the use of the EPA Registration Number 55304-4-7126.  However, as of this date we have replaced the Redi Chlor product with the integration of BIOSAFE® antimicrobial media to all Seychelle water filters.  Seychelle has been granted a worldwide exclusive license for the BIOSAFE® technology.  BIOSAFE® is an effective antimicrobial polymer that physically disrupts the target organism’s cell membrane, thereby reducing microbial contamination by 99.99%.  BIOSAFE is safe, non-toxic and non-leaching, EPA approved and has been reviewed by the FDA as a modifier of medical devices.  Tests were performed under NSF standards.  BIOSAFE patented technology has proven to be effective against bacteria, fungi (mold and mildew), yeast, algae and certain viruses.  BIOSAFE® is colorless, tasteless, and odorless and has an indefinite shelf life.

As these patents expire over 6 and 7 years, the Company cannot at this time estimate the financial impact of the expiration of these patents.

Trademark registrations have been filed with the United States Patent and Trademark Office for Seychelle, Aqua Gear and Pres 2 Pure and have been approved.

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

Research and Development

We did not spend a significant amount for research and development activities during the fiscal year ended February 28, 2010.  Virtually all research, development and testing are performed by Carl Palmer, the Company’s CEO, as part of his day-to-day duties.

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

Lack of Profitable History

Through February 28, 2009, we had incurred significant losses. However, sales activity for the twelve months ended February 28, 2010 increased significantly over the past year, and we have recorded profits and positive cash flows from operations. We had net income for the year ended February 28, 2010 of $562,930 compared to a net loss in the year ended February 28, 2009 of $312,688.  This reduced the accumulated deficit to $6,452,919.  Nevertheless, we have a limited history of profitable financial results upon which an investor may judge our potential. The Company has not engaged in enough consistent profitable business activity over a sustained period of time to be said to have a successful operating history. We have experienced in the past and may experience in the future under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business.

Because we are a Company with a limited operating history, our operations will be subject to intense competition and subject to numerous risks.

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

There can be no assurance of timely completion and introduction of improved products on a cost-effective basis, or that such products, if introduced, will achieve market acceptance such that, in combination with existing products will allow us to sustain or achieve profitable operations.

As an organization, we are dependent upon technology for the development of our products.

We are operating in a business that requires continuing research, development and testing efforts. There can be no assurance that new products will not render our products obsolete or non-competitive at some time in the future.

Our success as an organization depends, in large part, upon our ability to protect our intellectual property rights.

A successful challenge to the ownership of our technology could materially damage our business prospects. We rely principally on trade secrets as well as trade secret laws, three patents, three trademarks, copyrights, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have three U.S. patents issued and a license on one patent.  Any issued patent may be challenged and invalidated. Patents may not be issued from any of our future applications. Any claims allowed from existing or future pending patents may not be of sufficient scope or strength to provide significant protection for our products. Patents may not be issued in all countries where our products can be sold so as to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our patents or the patents that we license.
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

Technological competition from larger and more established companies is significant and expected to increase. Most of the companies with which we compete and expect to compete have far greater capital resources and significant research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sale and marketing of their products than we can. In addition, one or more of our competitors may succeed or may already have succeeded in developing technologies and products that are more effective than any of those we currently offer or are developing. In addition, there can be no guarantee that we will be able to protect our technology from being copied or infringed upon. Therefore, there are no assurances that we will ever be able to maintain our recently achieved profitable position in the marketplace.

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

For the year ended February 28, 2010, three customers collectively accounted for greater than 50% of our total sales.   Management believes that if future revenues from its significant customer decline those revenues can be replaced through the sales to other customers.  However, there can be no assurance that this will occur which could result in an adverse effect on the Company’s financial condition or results of operations in the future.

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

The anticipated benefits of our future acquisitions may not materialize.  Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, the incurrence of debt, contingent liabilities, or write-offs of intellectual properties any of which could harm our financial condition.  Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

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

Changes to Financial Accounting or Other Standards May Affect Our Operating Results and Cause Us To Change Our Business Practices.

We prepare our consolidated financial statements in accordance with generally accepted accounting principles, or GAAP, in the United States.  These accounting principles are issued by the Financial Accounting Standards Board (FASB).  The Securities and Exchange Commission also provide interpretation, guidance and principles in the preparation of financial statements.  A change in those policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced.

For example, the Company has used stock warrants, restricted stock, and other equity incentives as a fundamental component of our executive compensation packages.  The Company believes that stock warrants and other equity incentives directly motivate our executives to maximize long-term stockholder value and, through the use of vesting, encourage executives to remain with the Company; however, grants of equity based compensation are measure at their grant date fair value and recognized over the requisite service period, if any.  We may, as a result of these accounting principles, record and present compensation costs, change our equity compensation strategy that could affect our ability to attract, retain and motivate employees, which could materially and adversely affect our business, operating results and financial condition.

Our Financial Results Could Vary Significantly From Quarter to Quarter and Are Difficult to Predict.

Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control.  As a result, comparing our operating results on a period-to-period basis may not be meaningful.  In addition, we may not be able to predict our future revenues or results of operations.  We base our budgeted expense levels on our internal operating plans and anticipated sales levels, and our historical operating costs which are to a large extent fixed.  As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that period.  In addition, any payments due to us from our customers may be delayed because of changes or issues with those customers’ processes.

If We Fail in Maintaining Effective Internal Control Over Financial Reporting, The Price of Our Common Stock May be Adversely Affected.  However, We Have Determined That Our Internal Control Over Financial Reporting Are Effective as of February 28, 2010,

We are required to establish and maintain appropriate internal control over financial reporting.  Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosure regarding our business, financial condition or results of operations.  In addition, our future assessments of internal control over financial reporting may identify additional weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.  Any material weaknesses that need to be addressed in management’s assessment of our internal control over financial reporting or in the report on the effectiveness of our internal controls by our independent registered public accounting firm, when applicable, may have an adverse impact of our common stock.

Standards for Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are Uncertain, and If We Fail to Comply in a Timely Manner, Our Business Could Be Harmed and Our Stock Price Could Decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require management’s annual assessment of our internal control over financial reporting.  The standards that must be met for the management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.  We have incurred, and expect to incur, significant expenses and to devote resources to Section 404 compliance during fiscal year 2010 and on an ongoing basis.  It is difficult for us to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting each year and to remediate any deficiencies in our internal control over financial reporting.  As a result, we may not be able to complete the assessment and remediation process on a timely basis.  In the event that our Chief Executive Officer, Chief Financial Officer determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react on how the market prices of our shares will be affected, however, we believe that there is a risk that investor confidence and share value may be negatively impacted.

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

As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition.  These efforts also involve substantial costs.

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

Provisions of our articles of incorporation and bylaws, as well as provisions of the Nevada Business Corporation Act, may discourage, delay or prevent a change in control of our Company that you as a stockholder may consider favorable and may be in your best interest. Our certificate of incorporation and bylaws contain provisions that:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and discourage a takeover attempt; and

•	limit who may call special meetings of stockholders.

Our stock price can be volatile.

The future market price of our common stock could fluctuate widely because of:

•	future announcements about our Company or our competitors, including the results of testing, technological innovations or new commercial products;

•	negative regulatory actions with respect to our potential products or regulatory approvals with respect to our competitors’ products;

•	changes in government regulations;

•	developments in our relationships with our partners including customers, vendors and distributors

•	developments affecting our partners; including customers, vendors and distributors

•	our failure to acquire or maintain proprietary rights to the products we develop;

•	litigation; and

•	public concern as to the safety of our products.

The stock market has experienced price and volume fluctuations that have particularly affected the market price for many emerging companies. These fluctuations have often been unrelated to the operating performance of these companies. These broad market fluctuations may cause the market price of our common stock to be lower or more volatile than otherwise expected.

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

We continue to have no agreements with any broker or dealer to act as a market maker for our securities and there is no assurance that we will be successful in obtaining any market makers. The lack of a market maker for our securities could adversely influence the market for and price of our securities, as well as your ability to dispose of, or to obtain accurate information about, and/or quotations as to the price of, our securities.

We do not expect to pay dividends on common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future

ITEM 1B. UNRESOLVED STAFF COMMENTS.

A smaller reporting company is not required to provide the information in this Item.

ITEM 2. DESCRIPTION OF PROPERTY.

As of February 28, 2010, our business office was located at 32963 Calle Perfecto, San Juan Capistrano, CA 92675. Our telephone number at this address is 949-234-1999. We pay a total of approximately $8,300 in rent per month for approximately 7,200 square feet of office, operations and warehousing. We have a lease with an unaffiliated third party, which was initiated in June 2009 will expire in June 2014  The Company is uncertain as to whether this lease will be renewed again upon expiration.

We own three patents,  a license on a forth and numerous trade secrets, see Proprietary Information and Technology above, and other proprietary information related to our business operations. We have filed for three trademarks which were granted.  Seychelle® which has been used in commerce since 1997 and Aqua Gear®, which had been previously abandoned by Aqua Gear USA, to capitalize on the license agreements we secured from them in 2002 and 2006.  During 2009 we filed for and were granted a trademark for Pres 2 Pure.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this document, we know of no legal proceedings pending or threatened or judgments entered against the Company or any of our directors or officers in his or her capacity as such.

ITEM 4. REMOVED AND RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market or Markets

Our Common Stock began trading in 1997 on the OTC Bulletin Board (“OTCBB”).  Since the consummation of trading our common stock, market makers and other dealers have provided bid and ask quotations of our Common Stock under the symbol "SYEV." We were de-listed from the OTCBB in 2002 and were traded on the "Pink Sheets" from December 2002 to March 11, 2008 when we were re-listed on the OTCBB. The table below represents the range of high and low bid quotations of our common stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions. For the fiscal year ended February 28, 2010, the common stock was at a High bid price of $0.40 and a Low bid price of $0.10.

Fiscal Year 2011	High Bid	Low Bid

Quarter Ended:

First Quarter May 2010	$0.34	$0.23

Fiscal Year 2010	High Bid	Low Bid

Quarter Ended:

First Quarter May 2009	$0.40	$0.10

Second Quarter August 2009	$0.40	$0.22

Third Quarter November 2009	$0.30	$0.18

Fourth Quarter February 2010	$0.31	$0.16

Fiscal Year 2009	High Bid	Low Bid

Quarter Ended:

First Quarter May 2008	$0.44	$0.21

Second Quarter August 2008	$0.40	$0.09

Third Quarter November 2008	$0.55	$0.21

Fourth Quarter February 2009	$0.25	$0.10

Approximate Number of Holders of Common Stock

As of February 28, 2010, there were approximately 362 shareholders of record of our common stock.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. We paid no dividends on our common stock during the periods reported herein nor do we anticipate paying such dividends in the foreseeable future.

 ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary as of and for the fiscal years ended February 28, 2010 and 2009, respectively.  The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

Critical accounting policies for us include our accounting for inventory reserves, and share based payment arrangements.

Inventory Reserves

At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence.  This evaluation includes an analysis of sales levels by product type.  Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the market value of the inventory.  This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, and the period over which cash flows will occur. Provisions are made to reduce excess or obsolete inventories to their estimated market values.  Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory.  The Company’s reserve for excess and obsolete inventory amounted to $70,662 as of February 28, 2010 and$134,313 as of February 28, 2009.

Share Based Payment

SFAS No. 123(R) (ASC 718), Share Based Payment, requires companies to estimate the fair value of share based payments on the date of grant. For stock grants, the Company uses the closing price on the date of grant. For warrants, the Company uses the Black Scholes option pricing model. In order to estimate the fair value of the warrants, certain assumptions are made regarding future events. Such assumptions include the estimated future volatility of the Company’s stock price, the expected lives of the awards and the expected dividends, and risk-free rate. Changes in these estimates would change the estimated fair value of the awards, the corresponding accounting for the awards.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity is required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10) or at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments are to be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of ASU 2010-02 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company’s adoption of ASU 2010-01 during fiscal 2010 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167 is effective on a prospective basis for beginning on or after June 15, 2010.. The Company’s adoption of ASU 2009-17 on June 15, 2010 did not have a material effect on the financial position, results of operations or cash flows of the Company.

Results of Operations

Our summary historical financial data is presented in the following table to aid you in your analysis.  You should read this data in conjunction with this section entitled Management Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this annual report.  The selected consolidated statements of operations data for the fiscal years ended February 28, 2010 and 2009 are derived from our consolidated financial statements included elsewhere in this annual report

Fiscal year ended February 28, 2010 compared to the corresponding period in fiscal 2009.

Selected Financial Data

	Years Ended
	February 28,	February 28,		Percentage
	2010	2009	Difference	Change
		(Restated *)
Sales	$2,743,671	$1,172,998	1,570,673	134%
Cost of sales	1,354,121	602,256	751,865	125%
Gross profit	1,389,550	570,742	818,808	143%
Gross profit percentage	51%	49%		4%

General and administrative expenses	755,333	845,621	(90,288)	-11%
Income (Loss) from operations	615,271	(289,705)	904,976	312%
Interest expense (including related party)	(50,281)	(47,040)	3,241	-7%
Interest income	551	56	495	884%
Other income (expense)	(2,661)	24,001	(26,662)	-111%
Net Income (Loss)	562,930	(312,688)	875,618	280%

Net cash provided by (used in) operating activities	490,666	182,710	673,376	-369%
Net cash provided by (used in) investing activities	(36,982)	(58,396)	(21,414)	36%
Net cash provided by (used in) financing activities	(111,932)	381,671	(493,603)	-129%

* See Note 13 to the Notes to Consolidated Financial Statements

Sales. The increase in sales is primarily attributable to growth in the sales of our plastic drinking bottles and our new stainless steel bottles throughout fiscal year ended February 28, 2010.  Three product groups accounted for the bulk of the increase.  Overall, these product groups accounted for 76% of the sales:  stainless steel bottles (14%),  plastic drinking bottles  (37%) and missionary packs  (25%).  Customer concentration is constantly changing which contributes to much of the fluctuation in sales.  During the fiscal year ended 2010, three customers accounted for 51% of total sales.  Management is actively pursuing additional sales opportunities by contacting potential new customers and we expect sales in the year ending February 28, 2011 to be comparable to or higher than the level in the year ended February 28, 2010.

Cost of sales and gross profit percentage.  The increase in cost of sales and corresponding increase in gross profit dollars and gross profit percentage is primarily due to the sale of higher gross margin products:  plastic drinking bottles, the new stainless steel bottles and the missionary pack versus prior year.   The higher gross margins for the plastic bottles, the stainless steel bottle and the missionary packs in the product mix more than offset the cost of sales increase which was due primarily to the higher cost for stainless steel bottles.  We are negotiating for better filter prices and believe that gross margins will improve further if we are successful in our negotiations and receive discounts due to volume purchases.

Selling, General and administrative expenses. The decrease in general and administrative expenses was primarily due to the reduction in non cash compensation expense from $534,178 to $18,297. This decrease was offset by an increase in sales commissions from $59,456 to $125,972, building rent from $107,849 to $123,029, administrative wages from $93,931 to $138,988, and marketing related expenses from $59,456 to $126,271.  There were no individual accounts that had variances which were material except those mentioned above.

Interest expense. Interest expense increased due to the Company acquiring a bagging machine through financing in the third quarter of fiscal year ended February 28, 2009 which was still being financed through the fiscal year ended February 28, 2010.

Interest income. The increase in interest income was due to higher balances being carried in interest bearing accounts at the bank.

Net Income (Loss). The net income for the fiscal year ended February 28, 2010 was $562,930 or 280% more than 2009 due to the increase in sales during the year.   In addition to the increase in sales, this improvement in net income was also the result of better overall control of expenses and the continued emphasis on higher gross margin items. Further, we expect continued improvement in the profitability of the Company.  Even though year ended February 28, 2009 was restated as noted above, the net amount of the restatement of $17,467 was not considered material by accounting standards as can be seen in the statement of operations and in Note 13 to the Notes to Consolidated Financial Statements.

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

The following table summarizes our significant contractual obligations on an undiscounted basis as of February 28, 2010 and the future periods in which such obligations are expected to be settled in cash or converted into the Company’s common stock. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in footnotes, as referenced below:

	Total	Less Than 1 Year	1- 3 Years	3-5 Years	More Than 5 Years	Convertible to Stock or Warrants
Accounts payable and accrued liabilities	$134,292	$134,292	$-	$-	$-	$-
Customer deposits	110,538	110,538	-	-	-	-
Accrued interest to related party	50,034	50,034	-	-	-	-
Note payable to related party	471,088	-	299,175	-	171,913	-
Note payable	14,870	14,870	-	-	-	-
	780,822	309,734	299,175	-	171,913	-
Other contractual commitments (1)	354,121	102,960	250,675	486	-	-
Total contractual obligations	$1,134,943	$412,694	$549,850	$486	$171,913	$-

(1) Office lease commitment expiring June 2014 and office equipment lease expiring 2015.

Liquidity and capital resources.

Net cash provided by operating activities. During the fiscal years ended February 28, 2010 and 2009, the Company funded its operations though sales of products and minimal level of borrowings. The Company also continues to pay some of its vendors in common stock instead of cash. Additionally, the Company has historically paid its related party interest expense in stock purchase warrants. These activities conserve cash. Additionally, the Company has been successful in collecting its accounts receivable timely, which also helps with operating cash flow.  Total cash provided through operations totaled $490,666 in 2010 and $52,159 in 2009.  This increase is primarily due to the increase in sales from 2009 to 2010.

Net cash used in investing activities. The $36,982 and $28,397 of cash used in investment activities during fiscal 2010 and 2009 cash used is due to purchasing equipment throughout each year in connection with the move to our new facilities.

Net cash used in financing activities. In 2010, we repaid $111,932 in notes payable. In 2009, we obtained $75,000 in additional financing from related party loans and $35,000 in other loans.  Repayments of notes payable totaled $111,982 and $3,198 in 2010 and 2009, respectively.
Our principal sources of liquidity have historically been borrowings from one of our principal shareholders.  As of February 28, 2010, the shareholder has loaned the Company $471,088, under five separate notes with rates varying from 3.25% to 10% simple interest, repayable under different terms over a seven year period beginning May 1, 2011 (see note 7 to Consolidated Financial Statements).   The Company has accrued $50,034 for interest costs to the related party as of February 28, 2010.  The Company believes it has liquidity and committed funds to meet its operating needs through fiscal 2011.

The Company currently estimates monthly cash requirements of $60,000 to cover selling, general and administrative costs. Gross profits from sales are expected to provide sufficient cash flows to meet these cash requirements and pay contractual commitments.

As of February 28, 2010, the Company has unrestricted cash of approximately $500,000 and a backlog of $120,293 in orders to fill.  The Company believes that additional funding may still be required in the form of related party notes or other shareholder investment.   During April 2008, the TAM Trust committed to providing up to $250,000 in additional funding, if required.  As of February 28, 2010, $22,000 of this commitment was available to us.

Capital expenditures.

We do not expect any major capital expenditures in fiscal 2011.  However, minor purchases of additional molds or tooling may be needed to expand our product line.  We will be able to fund these purchases from cash on hand and we will not require outside financing.

Research and development.

We are operating in a business that requires research, development and testing efforts.  However, there is no separate allocation of salaries for Carl Palmer in research and development from his responsibility as the Company’s President.   The portable filtration bottles are continuously being redesigned to find the most efficient way to produce the product while making all products as high quality as possible.

Employees.

We anticipate no additional executive and non-executive hiring.  Any projected increase in the business can be handled through the addition of variable and independent contractors and outside consultants.

Any seasonal aspects

We have not experienced seasonal sales spikes in our sales as a result of our very limited retail store distribution.

Off-Balance Sheet Arrangements : None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Seychelle Environmental Technologies, Inc.
San Juan Capistrano, California

We have audited the accompanying consolidated balance sheets of Seychelle Environmental Technologies, Inc and its subsidiary (the “Company”) as of February 28, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of February 28, 2010 and 2009, and the results of their consolidated operations, and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company has restated its consolidated financial statements for the year ended February 28, 2009 to correct certain errors.

/s/ GBH CPAs, PC
GBH CPAs, PC

www.gbhcpas.com
Houston, Texas
June 8, 2010

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Balance Sheets

ASSETS
	February, 28
	2010	2009 (Restated)*
CURRENT ASSETS
Cash and cash equivalents	$502,167	$160,415
Accounts receivable, net of allowance for doubtful accounts of $11,537 and $3,986, respectively	224,468	61,447
Inventory, net	383,675	409,353
Prepaids, deposits and other current assets	34,079	21,584
Total current assets	1,144,389	652,799

PROPERTY AND EQUIPMENT, NET	117,016	129,963

OTHER ASSETS
Intangible assets, net	9,742	16,374
Other assets	8,514	6,624

TOTAL ASSETS	$1,279,661	$805,760

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$134,292	$92,818
Customer deposits	110,538	177,325
Accrued interest payable to related party	50,034	20,115
Notes payable and capital lease obligation	14,870	111,932
Total current liabilities	309,734	402,190

LONG-TERM LIABILITIES
Capital lease obligation	-	14,870
Long-term notes payable – related party	471,088	471,088
Total long-term liabilities	471,088	485,958

Total liabilities	780,822	888,148

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 6,000,000 shares authorized,
none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares
authorized, 25,854,146 and 25,824,146 shares
issued and outstanding, respectively	25,854	25,824
Additional paid-in capital	6,925,904	6,907,637
Accumulated deficit	(6,452,919)	(7,015,849)

Total Stockholders' Equity(Deficit)	498,839	(82,388)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,279,661	$805,760

* See Note 13 to the Notes to the Consolidated Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Statements of Operations

	For the Years Ended
	February 28,
		(Restated*)
	2010	2009

SALES	$2,743,671	$1,172,998
COST OF SALES	1,354,121	602,256
GROSS PROFIT	1,389,550	570,742

OPERATING EXPENSES
Selling, general and administrative expenses	755,333	845,621
Depreciation and amortization	18,946	14,826

Total operating expenses	774,279	860,447

INCOME (LOSS) FROM OPERATIONS	615,271	(289,705)

OTHER INCOME (EXPENSES)
Interest income	551	56
Interest expense-related party	(37,829)	(35,266)
Interest expense	(12,452)	(11,774)
Other income (expense)	(2,611)	24,001

Total other income (expenses)	(52,341)	(22,983)

NET INCOME (LOSS) BEFORE INCOME TAXES	562,930	(312,688)

Provision for income taxes	-	-

NET INCOME (LOSS)	$562,930	$(312,688)
NET INCOME (LOSS) PER SHARE
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING
Basic	25,833,105	25,773,953
Diluted	26,825,605	25,773,953

* See Note 13 to the Notes to the Consolidated Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended February 28, 2010 and 2009

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balance at February 29, 2008 (restated)	25,613,670	$25,614	$6,322,685	$(6,703,161)	$(354,862)

Contributed services	-	-	10,000	-	10,000
Issuance of common stock for compensation	40,000	40	11,960	-	12,000
Issuance of common stock as
for accounts payable and notes payable	230,476	230	66,504	-	66,734
Warrants issued for
interest due to related party	-	-	224,970	-	224,970
Warrants issued for services	-	-	287,208	-	287,208
Common stock repurchase and cancellation	(60,000)	(60)	(15,690)	-	(15,750)
Net loss (restated) for the year
	-	-	-	(312,688)	(312,688)
Balance at February 28, 2009 (restated)	25,824,146	25,824	6,907,637	(7,015,849)	(82,388)

Issuance of common stock for compensation	30,000	30	6,570	-	6,600
Warrants issued for services			1,697		1,697
Contributed services			10,000		10,000
Net income
	-	-	-	562,930	562,930
Balance at February 28, 2010	25,854,146	$25,854	$6,925,904	$(6,452,919)	$498,839

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	February 28,
		(Restated*)
	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$562,930	$(312,688)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	54,671	47,623
Contributed services	10,000	10,000
Stock-based compensation	8,297	302,442
Return of common shares to treasury	-	(15,750)
Provision for doubtful accounts	7,551	1,892
Changes in operating assets and liabilities:
Accounts receivable	(170,572)	(42,630)
Inventory	25,678	(25,981)
Prepaids, deposits and other current assets	(12,495)	1,802
Accounts payable and accrued expenses	41,474	(44,840)
Accrued interest payable to related party	29,919	29,915
Customer deposits	(66,787)	110,374

Net Cash Provided by Operating Activities	490,666	62,159

CASH FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(34,152)	(28,071)
Purchase of intangible assets	(940)	(326)
Other long-term assets	(1,890)	-

Net Cash Used in Investing Activities	(36,982)	(28,397)

CASH FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	-	75,000
Proceeds from notes payable	-	35,000
Repayment of notes payable and capital lease obligation	(111,932)	(3,198)
Repurchase of common stock	-	-

Net Cash Provided by (Used in) Financing Activities	(111,932)	106,802

NET INCREASE IN CASH	341,752	140,564
CASH AT BEGINNING OF YEAR	160,415	19,851

CASH AT END OF YEAR	$502,167	$160,415

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$20,362	$29,623
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment purchased under capital lease	-	30,000
Stock issued for settlement of debt and accrued interest	-	66,734
Warrants issued for related party interest	$-	$224,970

* See Note 13 to the Notes to the Consolidated Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 1:   ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Seychelle Environmental Technologies, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 23, 1998 as a change in domicile to Royal Net, Inc., a Utah corporation that was originally incorporated on January 24, 1986. Royal Net, Inc. changed its state of domicile to Nevada and its name to Seychelle Environmental Technologies, Inc. effective in January 1998.  Seychelle Water Technologies, Inc., a wholly owned subsidiary, was formed as a corporation in February 1997 under the laws of the state of Nevada for the purpose of marketing.

Description of Business

The Company designs, assembles and distributes water filtration systems. These systems include portable water bottles that can be filled from nearly any available source of water.

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The Company is presently comprised of Seychelle Environmental Technologies, Inc., a Nevada corporation, with one wholly-owned subsidiary, Seychelle Water Technologies, Inc., also a Nevada corporation (collectively, the Company or Seychelle). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased.  The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000.  The Company has not experienced any losses related to this concentration of risk. Deposits exceeded insured limits by approximately $228,883 as of February 28, 2010.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Trade receivables generally are due in 30 days. An allowance for doubtful accounts is recorded when it is probable that all or a portion of trade receivables balance will not be collected. The Company’s allowance for doubtful accounts was $11,537 and $3,986, as of February 28, 2010 and 2009.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventory is comprised of raw materials, work in process and finished goods.  Raw materials consist of fittings, caps and other components necessary to assemble the Company’s finished goods.  Finished goods consist of water bottles and other filtration systems that are available for shipment to customers.  Finished goods and work in process include the costs of materials, labor and an allocation of overhead.  Total overhead allocated to inventory as of February 28, 2010 and 2009 amounted to $128,875 and $185,633, respectively.

At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence.  This evaluation includes an analysis of sales levels by product type.  Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory.  Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory.  The Company’s reserve for excess and obsolete inventory amounted to $70,662 and $134,313 as of February 28, 2010 and 2009, respectively.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets.  The estimated useful lives used in determining depreciation are three to five years for tooling, five years for computers and vehicles, and five to seven years for furniture and equipment. Management evaluates useful lives regularly in order to determine recoverability.

Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed, and any resulting gain or loss is recorded. Fully depreciated assets are not removed from the accounts until physical disposition.

Intangible Assets

Intangible assets include patents and purchased product rights and technology costs. All patents and purchased product rights and technology costs are capitalized and amortized over the economic useful lives using the straight-line method.  The Company assesses whether there has been a permanent impairment of the value of intangible assets by considering factors such as expected future product revenues, anticipated product demand and prospects and other economic factors.

Long-Lived Assets

In accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Warranty

Certain of the Company’s sales include a right for the customer to return the product if they are not satisfied.  The Company has an unconditional return policy for the first 90 days.  Customers may return the product for a full refund, or they may receive a replacement at no charge. The same policy applies to any product sold from the period 91 days after purchase to one year, for any defects in materials or workmanship.  In accordance with ASC 740, Revenue Recognition When Right of Return Exists, the Company makes periodic assessments of return activity and if necessary records a reserve for product returns. As of February 28, 2010 and 2009, the reserve was not significant.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, title has passed, the price to the buyer is fixed or determinable and collectability is reasonably assured.  These criteria are typically met when the product is shipped. Revenue is not recognized at the time of shipment if these criteria are not met.

Cost of Sales

Cost of sales is comprised primarily of the cost of purchased product, as well as labor, inbound freight costs, allocated overhead costs  and other material costs required to complete products including inventory markdowns due to excess and obsolete inventory.

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

Advertising

Advertising costs are expensed as incurred.  Total advertising expenses amounted to $126,272 and $59,456 for the fiscal years ended February 28, 2010 and 2009, respectively, and recorded as selling, general and administrative expenses.

Research and Development

Research and development costs are expensed as incurred and amounted to $589 and $3,101 for the fiscal years ended February 28, 2010 and 2009, respectively. These costs are included in general and administrative expenses in the accompanying consolidated statements of operations.

Share Based Payment

The Company follows ASC 718, Share Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains services in share based payment transactions. ASC 718 requires entities to measure the cost of services received in exchange equity instruments, including stock options and warrants, based on the grant date fair value of the award and to recognize it as compensation expense over the period services are to be provided, usually the vesting period.

The fair value of options is calculated using the Black-Scholes option-pricing model. This model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. As such, the values derived from using that model can differ significantly from other methods of valuing the Company’s share based payment arrangements. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  These factors could change in the future, affecting the determination of share based payment expense in future periods.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share Based Payment (Continued)

The Company’s fair value calculations for share based compensation awards for the fiscal years ended February 28, 2010 and February 29, 2009 were based on the following assumptions.

	Years Ended
	February 28,	February 28,
	2010	2009
Expected life in years	2	2
Stock price volatility	139-161%	139-161%
Risk free interest rate	2.3 - 3.1%	2.3 - 3.1%
Expected dividends	None	None

The assumptions used in the Black Scholes models referred to above are based upon the following data: (1) The expected life of the warrant is estimated by considering the contractual term of the warrant, the vesting period and the expected exercise price. (2) The expected stock price volatility of the underlying shares over the expected term is based upon historical share price data. (3) The risk free interest rate is based on published U.S. Treasury Department interest rates for the expected terms. (4) Expected dividends are based on historical dividend data and expected future dividend activity.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

The Company recognizes and measures of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The Company had no material uncertain tax positions at February 28, 2010 or 2009.

Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of outstanding common shares during the periods presented. . Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.  The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

	For the years ended
	February 28,
	2010	2009
Numerator:
Net Income (loss) available to common shareholders	$562,930	$(312,688)
Weighted average shares - basic	25,833,105	25,773,953
Net income (loss) per share - basic	$0.02	$(0.01)

Dilutive effect of common stock equivalents:
Warrants	992,500	-
Weighted average shares - diluted	26,825,605	25,773,953
Net income (loss) per share - diluted	$0.02	$(0.01)

For the year ended February 28, 2010, fully diluted net income (loss) per common share excluded the effects of 1,909,721 warrants as their inclusion would be anti-dilutive.

Concentrations

The Company has an agreement with an unrelated third party to manufacture the Company’s component parts in China. As of February 28, 2010 and 2009, the Company had deposits for inventory purchases in China of approximately $29,651 and $12,084, respectively. For the fiscal years ended February 28, 2010 and 2009, this vendor accounted for approximately 62% and 42%, respectively, of total raw material purchases.

As of February 28, 2010, the Company had three customers which accounted for 66% of net accounts receivable.  The Company had three customers during the fiscal year ended February 28, 2010 that accounted for 51% of total sales.  As of February 28, 2009, the Company had four customers which accounted for 70% of net accounts receivable.  The Company had one customer during the fiscal year ended February 28, 2009 that accounted for 20% of total sales.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
 In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity is required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10) or at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments are to be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of ASU 2010-02 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company’s adoption of ASU 2010-01 during fiscal 2010 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167 is effective on a prospective basis for beginning on or after June 15, 2010.. The Company’s adoption of ASU 2009-17 on June 15, 2010 did not have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3:   INVENTORY

The Company’s inventory consisted of the following at February 28, 2010 and 2009:
	February 28,
	2010	2009
Raw materials	$197,231	$230,018
Work in Progress	98,950	53,187
Finished goods	158,156	260,461
	454,337	543,666
Reserve for obsolete and slow moving inventory	(70,662)	(134,313)
	$383,675	$409,353

NOTE 4:   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at February 28, 2010 and February 28, 2009:	February 28,
	2010	2009
Tooling	$339,852	$311,918
Equipment	59,654	56,654
Vehicles	10,000	10,000
Furniture and fixtures	15,775	15,775
Computer equipment	16,520	16,520
Leasehold equipment	7,928	4,709
	449,729	415,576
Less: accumulated depreciation	(332,713)	(285,613)
	$117,016	$129,963

Fixed assets outside the United States included $143,349 and $115,415 in tooling, at cost, located in China with an unrelated third party to manufacture the Company’s component parts at February 28, 2010 and 2009, respectively. Depreciation expense included in cost of sales was $35,725 and $32,798 for the fiscal years ended February 28, 2010 and 2009 respectively.  Depreciation expense included in operating expense was $11,375 and $7,406 for the fiscal years ended February 28, 2010 and 2009, respectively.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 5:    INTANGIBLE ASSETS

The following is a summary of intangible assets at February 28, 2009 and February 28, 2009:

	February 28,
	2010	2009
Trademarks	$24,100	$24,100
Patents	13,992	13,052
	38,092	37,152
Less: accumulated amortization	(28,350)	(20,778)
	$9,742	$16,374

Intangible assets are amortized over their estimated useful economic lives of five years. Amortization expense related to intangibles was $7,571 and $7,420 during the fiscal years ended February 28, 2010 and 2009, respectively.

NOTE 6:    NOTES PAYABLE AND CAPITAL LEASE OBLIGATION

Notes payable outstanding as of February 28, 2010 and 2009 consisted of the following:

	February 28,
	2010	2009
Line of credit with a bank with a maximum borrowing of $100,000 is collateralized by all business assets. Any principal amounts outstanding accrue interest at the bank's index rate (approximately 5.785% as of February 28, 2010) plus 2% per annum. There were no available borrowings as of February 28, 2009. This line of credit was paid in full during fiscal 2010.	$-	$100,000

Bagging machine financed for production. Lease term is 27 months at an annual interest rate of 33%.	14,870	26,802
	14,870	126,802
Less current portion	(14,870)	(111,932)
Long term portion	$-	$14,870

NOTE 7:   RELATED PARTY NOTES PAYABLE AND ACCRUED INTEREST

At February 28, 2010 and 2009, the Company had five outstanding notes payable from the Company’s primary shareholder, the TAM Irrevocable Trust, totaling $471,088 and $471,088, respectively. Three of these notes payable totaling $299,275 bear interest at 10% per annum.  The remaining two notes payable totaling $171,193 bear interest at a rate in accordance with the note agreement.  The rate is dependent upon the rate which the TAM Irrevocable Trust receives upon its line of credit with its bank.  During fiscal 2010 and 2009, this rate equaled 3.25%.  The notes are repayable in accordance with the following schedule.

Initial Principal Amount	Remaining Principal Amount as of February 28, 2010	Due Date
$350,000	$ 243,080	May 1, 2011
12,189	12,189	February 28, 2012
43,906	43,906	February 28, 2013
100,000	96,913	May 1, 2017
75,000	$ 75,000	March 31, 2018
$581,095	$ 471,088

As of February 28, 2010 and 2009, accrued interest on the related party notes payable amounted to $50,034 and $20,115, respectively, which is included in accrued interest due to related party on the accompanying consolidated balance sheets.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 8:   EQUITY TRANSACTIONS

Restricted Stock Grants

During fiscal 2009 the Company issued 133,333 shares of restricted common stock as repayment of a bridge note payable outstanding in the amount of $40,000, 97,143 shares of restricted common stock for $26,734 of accounts payable, and 40,000 shares of restricted common stock for services valued at $12,000.

During fiscal 2010, the Company issued 30,000 shares of restricted common stock for services valued at $6,600.

A summary of restricted stock activity is as follows.
		Weighted-
		Average
	Restricted	Grant Date
	Shares	Fair Value

Outstanding at February 29, 2008	28,333	$-
Granted	270,476	0.29
Forfeited	(60,000)	0.26
Vested	-	0.00
Outstanding at February 28, 2009	238,809
Granted	30,000	0.00
Forfeited	-	0.00
Vested	-	0.00
Outstanding at February 28, 2010	268,809	$0.40

As of February 28, 2010, the Company had a total of -0- unvested restricted shares outstanding.  As of February 29, 2009, the Company had a total of 238,809 unvested restricted shares outstanding.

Warrants

A summary of warrant activity for the fiscal years ended February 28, 2010 and 2009 is shown below.

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price

Outstanding at February 29, 2008	6,807,221	$0.23
Granted	1,742,500	0.330
Exercised	-	-
Forfeited	(2,000,000)	-
Outstanding at February 28, 2009	6,549,721	0.25
Granted	-	0.00
Exercised	-	-
Forfeited	-	-
Outstanding at February 28, 2010	6,549,721	0.25
Vested at February 28, 2010	6,549,721	0.25
Exercisable at February 28, 2010	6,549,721	0.25

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 8:   EQUITY TRANSACTIONS (CONTINUED)

The following table summarizes significant ranges of outstanding warrants as of February 28, 2010:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise	Number	Exercise
Exercise Price	Number	Life (Years)	Price	Outstanding	Price

$0.19	600,000	0.51	$0.19	600,000	$0.19
0.23	4,000,000	0.83	0.23	4,000,000	0.23
0.29	107,221	0.51	0.29	107,221	0.29
0.40	100,000	0.17	0.40	100,000	0.40
0.33	1,700,000	0.51	0.33	1,700,000	0.33
0.16	30,000	0.17	0.16	30,000	0.16
0.25	10,000	0.29	0.25	10,000	0.25
0.40	2,500	0.19	0.40	2,500	0.40
	6,549,721		$0.25	6,549,721	$0.25

During the period ended February 28, 2009, 1,000,000 warrants were issued to related parties to settled amounts due for accrued interest in the amount of $224,970.

During the period ended February 28, 2009, 730,000 warrants were issued to related parties for services, respectively. Compensation expense included in selling, general and administrative expenses totaled $285,347 and $1,236 for the period ended February 28, 2009 and 2010, respectively.

During the period ended February 28, 2009, 12,500 warrants were issued to third parties for services. Compensation expense included in selling, general and administrative expenses totaled $1,861 for the period ended February 28, 2009 and $461 for the periods ended February 28, 2009 and 2010, respectively.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 8:   EQUITY TRANSACTIONS (CONTINUED)

As of February 28, 2010 the total outstanding warrants had an intrinsic value of $1,021,300.  Below is a breakdown of the intrinsic value of outstanding warrants.

Number of Vested Warrants "In the Money"	Strike Prices	Intrinsic Value

10,000	0.25	$ 2,500
15,000	0.16	2,400
15,000	0.16	2,400
250,000	0.19	47,500
100,000	0.19	19,000
250,000	0.19	47,500
2,500,000	0.225	562,500
750,000	0.225	168,750
750,000	0.225	168,750
4,640,000		$1,021,300

Contributed Executive Services

The President of the Company elected to not accept his salary until the Company had become profitable, the Company recorded $10,000, the contractual value of these services, as additional paid in capital in the accompanying consolidated statements of stockholders’ equity (deficit) for each of the fiscal years ended February 28, 2010 and 2009.

NOTE 9:   INCOME TAXES

The Company determines whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, the Company measures the tax position to determine the amount to recognize in the consolidated financial statements.  The Company performed a review of its material tax positions at February 28, 2010 and 2009.  The Company determined that non-cash compensation costs, depreciation and interest expense were deducted in error in arriving at the determination of historical cumulative net operating losses.  The Company intends to file amended tax returns for the years affected and determined that the overall cumulative impact to be an immaterial reduction of the net operating loss carryforwards.  The Company does not expect to incur any penalties or interest related to the amendments.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 9:   INCOME TAXES (CONTINUED)

Deferred tax assets and the valuation allowance are as follows:

	February 28,
	2010	2009
Deferred tax assets:
NOL carryover	$2,119,088	$2,321,416
Valuation allowance	(2,119,088)	(2,321,416)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended February 28, 2010 and 2009. The components of income tax expense are as follows:
	February 28,
	2010	2009
Book income (loss)	$222,752	$(123,512)
Stock-based compensation	7,227	211,000
Accrued interest related parties	14,942	9,397
Other non-deductible differences	5,221	2,498
Change in valuation allowance	(249,748)	(99,384)
	$-	$-

Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $4,797,0652 and $5,375,279 as of February 28, 2010 and 2009, respectively, which may be offset against future taxable income through 2030. No tax benefit has been reported in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of February 28, 2010 and 2009, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are for the years ended February 28, 2009, and 2008.

NOTE 10:    COMMITMENTS AND CONTINGENCIES

The Company’s office and production facility leases expired in August of 2009.  Consequently, the Company leased new office and production facility space at a new location under two leases.  Both leases were signed June 2009 for a term of 60 months each, at a monthly cost of $3,551 and $4,764, respectively. Total rent expense amounted to $123,029 and $107,849 for the fiscal years ended February 28, 2010 and 2009, respectively. The Company also leases a copy machine for $265/ month.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 10:    COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum base lease payments are as follows:

Year Ending
February 28,	Amount

2011	$102,960
2012	102,960
2013	102,960
2014	45,241
Total	$354,121

Legal Proceedings

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Significant Agreements

Effective December 1, 2001, the Company entered into an employment agreement with the President of the Company. The agreement is for five years and provides for a salary of $10,000 per year plus one percent of the net after tax profits of the Company as reported in the Company's Form 10-K. The agreement shall be automatically renewed for successive one-year terms unless the Company or employee provides written notice of non-renewal. For the year ended February 28, 2010, even though the Company recognized a net after tax profit, the President declined to take the compensation as specified in the agreement; therefore, an accrual was not deemed necessary.

In June 2002 the Company entered into a license agreement for a product known as the “Hand Held Pump Technology.”  The Company licensed all proprietary rights associated with this technology.  The Company will pay a 2% royalty on its gross sales for the technology during the term of the license agreement. The license agreement is for an initial term of five years, with five successive five-year renewals.  This technology has resulted in a product called Pump N’ Pure which allows the user to draw filtered water from virtually any container or location.  The Company has commenced marketing the Hand Held Pump as part of its Aqua Gear product line to the United States sporting goods industry. During the year ended February 28, 2010 and 2009 the Company paid $-0- and $-0-, in license fees.

During July 2006, the Company signed a second exclusive license agreement for a patent and ownership of the trademark Aqua Gear. The Company will pay a 2% royalty on net sales for this technology up to $120,000 and 1% thereafter.  The license agreement shall continue indefinitely unless terminated due to a default or breach of the agreement. Products affected include all Aqua Gear trademarked filter bottles and flip up bottles sold in the product line.  As of the date of this document, approximately $30,300 in royalties has been paid under these license agreements. During the year ended February 28, 2010 and 2009 the Company paid $-0- and $-0-, in license fees.

During April 2006, the Company issued 50,000 common shares with an approximate value of $16,100 for the Redi Chlor brand name, trademark and the use of the EPA Registration Number 55304-4-7126. During the fiscal year ended February 28, 2007, the Company commenced selling the Redi Chlor brand name water chlorine tablets to consumers, dealers, distributors and manufacturers. In connection with this agreement, the Company is also obligated to remit a 10% commission on net sales, as defined, of the existing product, or any new products sold directly by the Company, and 10% on any product sold by the counterparty on behalf of Seychelle.  The agreement is for the life of the Company.  During the year ended February 28, 2010 and 2009 the Company paid $-0- and $-0-, in license fees.

The Company has back orders for sales of $120,293 as of February 28, 2010.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 11:   GEOGRAPHIC AREAS

The Company sells its products throughout the United States and internationally. Geographic sales information for the fiscal years ended February 28, 2010 and 2009 is as follows:

	2010	2009
Water filtration products sold to
external customers (1) in:
The United States	$2,689,555	$1,047,728
China	102	3,573
Asia, except China	5,350	17,101
United Kingdom	27,528	74,180
Other countries	20,696	30,416

Total	$2,743,231	$1,172,998
           _____________________

           (1)    Sales to external customers are based on the country of residence of the customer.

Long lived assets at February 28, 2010 are in the following geographic areas:

	United
	States	China	Total

Property and equipment, net	$48,183	$68,833	$117,016

Intangible assets	9,742	-	9,742

Other assets	8,514	-	8,514
	$64,439	$68,883	$135,272

Long lived assets at February 28, 2009 are in the following geographic areas:

	United
	States	China	Total

Property and equipment, net	$64,260	$65,703	$129,963
Intangible assets	16,374	-	16,374

Other assets	6,624	-	6,624
	$87,258	$65,703	$152,961

NOTE 12:   SUBSEQUENT EVENTS

Since February 28, 2010, the company has repaid $186,095 in notes payable to the TAM Irrevocable Trust.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 13:  RESTATEMENT OF FINANCIAL STATEMENTS

On August 27, 2009 the Company was informed that the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Moore & Associates who was serving as the Company’s independent registered public accounting firm.  The revocation was a result of Moore’s violation of PCAOB rules and auditing standards.  As a result, Moore & Associates was not licensed to issue an opinion on the Company’s consolidated financial statements for the fiscal year ended February 28, 2009.  During the reaudit of the 2009 consolidated financial statements, we identified misstatements to our previously filed financial information as reported on our Form 10-K as filed on May 22, 2009.  These misstatements during fiscal 2009 were the result of the improper recognition of an airplane recorded as an asset held for sale within current assets and a corresponding related note payable classified within both current and long-term liabilities in 2008.  The Company ultimately disposed of the airplane and recorded the sale.  The Company also incorrectly classified warrants issued on settlement of amounts due as prepaid expenses in the amount of $56,243.  Certain amounts reported in the income statement were also reclassified.  The restatement reflects the reversal of all transactions related to the acquisition and disposal of the airplane that was never in fact owned by the Company.  The effect of the adjustments on the Company’s income statement was a reduction of the February 28, 2009 net loss by $15,909.  Other adjustments and reclassifications within sales and cost of sales were identified that further reduced the February 28, 2009 net loss by $1,558.

For comparative purposes, the table below presents the differences between the restated and originally filed consolidated balance sheet, statement of operations and statement of cash flows.

	Consolidated Balance Sheets

	For the Year Ended February 28,
	2009	2009	Difference
	(As Originally Reported)	(Restated)
Total Current Assets	$709,042	$652,799	$(56,243)
Property and Equipment, net	129,964	129,963	(1)
Intangible assets	16,374	16,374	-
Other assets	6,624	6,624	-
Total Assets	862,004	805,760	(56,244)

Total Current Liabilities	473,304	402,190	(71,114)
Notes payable	-	14,870	14,870
Long-term related party notes payable	471,088	471,088	-
Total Liabilities	944,392	888,148	(56,244)

Preferred stock	-	-	-
Common stock	25,824	25,824	-
Additional paid-in capital	6,907,637	6,907,637	-
Accumulated deficit	$(7,015,849)	$(7,015,849)	$-
	(82,388)	(82,388)	-

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 13:  RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

	Consolidated Statements of Operations

	For the Years Ended February 28,
	2009	2009	Difference
	(As Originally Reported)	(Restated)
SALES	$1,123,370	$1,172,998	$49,628
COST OF SALES	594,766	602,256	(7,490)
Gross profit	528,604	570,742	42,138
OPERATING EXPENSES
Selling, general and administrative expenses	861,530	845,621	(15,909)
Depreciation and amortization	-	14,826	14,826
Total operating expenses	861,530	860,447	(1,083)
INCOME (LOSS) FROM OPERATIONS	(332,926)	(289,705)	43,221
Total Other income (expense)	2,771	(22,983)	(25,754)
NET INCOME (LOSS) BEFORE INCOME TAXES	(330,155)	(312,688)	17,467
NET INCOME (LOSS)	(330,155)	(312,688)	$17,467
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING
Basic	(0.01)	(0.01)	-
Diluted	(0.01)	(0.01)	-

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 13:  RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

	Consolidated Statements of Cash Flows

	For the Year Ended February 28,
	2010	2009	Difference
	(As Originally Reported)	(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(330,155)	$(312,688)	$17,467
Asset held for sale	149,111	-	(149,111)
Net Cash Provided by Operating Activities	255,424	62,159	(178,447)
Net Cash (Used) in Investing Activities	(42,466)	(28,397)	(54,931)
Net Cash Provided by (Used) in Financing Activities	(72,394)	106,802	148,446
NET INCREASE IN CASH	140,564	140,564	-
CASH AT BEGINNING OF YEAR	19,851	19,851	-

CASH AT END OF YEAR	$160,415	$160,415	$-

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present independent registered public accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of February 28, 2010.  Accordingly, we concluded that our disclosure controls and procedures were effective as of February 28, 2010.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded, as of February 28, 2010, we did maintain effective control over the financial reporting process.

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

Remediation of Material Weakness

As discussed in Management’s Annual Report on Internal Control over Financial Reporting, as of February 28, 2009, there were material weaknesses in our internal control over financial reporting. During fiscal year ended February 28, 2010, we employed additional information technology and financial consultants to ensure that there are sufficient resources within the Company to prepare our interim and annual consolidated financial statements and disclosures in accordance with accounting principles generally accepted in the United States of America.  We have taken steps to create more compensating controls in the financial statement close process to ensure that there is adequate review and approval by management.

Through these steps, we believe we have addressed the deficiencies that affected our internal control over financial reporting as of February 28, 2009. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that our internal control over financial reporting will prevent or detect all errors.  We intend to continue to evaluate and strengthen our ICFR systems. These efforts require significant time and resources.  If we are unable to maintain adequate ICFR systems, we may encounter difficulties in the audit or review of our consolidated financial statements by our independent registered public accounting firm which in turn may have a material adverse effect on our ability to prepare consolidated financial statements in accordance with U. S. GAAP and to comply with our SEC reporting obligations.

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

Changes in Internal Control Over Financial Reporting.

Except as previously disclosed, we have made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company during the fiscal year ended February 28, 2010, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Carl Palmer President & CEO Director	2010 2009 2008	$10,000(2) $10,000(2) $10,000(2)	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	0 0 0	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00

Richard Parsons (1) Executive VP Director	2010 2009 2008	$36,000 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$160,000	(4)	$0.00 $0.00 $0.00	$7,158(3) $23,883(3) $12,500(3)

James Place (1) COO & CFO Director	2010 2009 2008	$24,000 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00			$0.00 $0.00 $0.00	$2,104(3) $14,160(3) $12,500(3)
 __________________

(1)	Elected to Board of Directors during November 2004.

(2)
Effective December 1, 2001, the Company entered into an employment agreement with the President of the Company.  The President of the Company has decided not to accept his salary until the Company becomes profitable accordingly, the Company recorded a contribution of capital of $10,000 per year in 2008, 2009.and 2010.

(3)
During October 2006, the Company commenced paying an initial monthly stipend of $2,500 to J. Place and D. Parsons through December 2007.  The Company recorded compensation expense of $25,000 and $38,043 for the fiscal year ended February 29, 2009 and February 29, 2008, respectively. For the fiscal year ended February 28, 2010, monthly stipends paid to the directors totaled $69,262.

(4)
During April 2008, Messr. Parsons was granted warrants for expanded management responsibilities to purchase 500,000 shares.  The warrants are exercisable any time after December 1, 2008 and expire December 1, 2010.  The fair market value of the warrants as of April 30, 2008 was estimated at approximately $160,000.

Name	Grant date	Type	Vesting Schedule	Restricted Shares Awarded	Grant Date Price	Grant Date Value	Total Restricted Shares at February 28, 2010	Year End Value

Richard Parsons	11/30/2004	RS	100% vested	240,000	$0.03	$112,800	240,000	$ 46,248

Richard Parsons	03/29/2005	RS	100% vested	316,312	$0.03	$ 79,100	316,312	$129,688

James Place	11/30/2004	RS	100% vested	240,000	$0.03	$112,800	240,000	$ 46,248

OPTION/SAR GRANTS IN LAST FISCAL YEAR. The Company granted no options during the fiscal years ended February 28, 2010. The Company had no options outstanding as of the fiscal year ended February 28, 2010.

AGGREGATED OPTIONS/SARS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES. There were no outstanding options as of the fiscal year ended February 28, 2010.

EMPLOYMENT CONTRACTS WITH EXECUTIVE OFFICERS.  Effective December 1, 2001, the Company entered into an employment agreement with the President of the Company. The agreement is for five years and provides for a salary of $10,000 per year plus one percent of the net after tax profits of the Company as reported in the Company's Form 10-K. The agreement shall be automatically renewed for successive one-year terms unless the Company or employee provides written notice of non-renewal.  For the year ended February 28, 2010, even though the Company recognized a net after tax profit, the President declined to take the compensation as specified in the agreement; therefore, an accrual was not deemed necessary.

DIRECTOR COMPENSATION. The Company made payments totaling $69,262 and $25,000 combined for the fiscal years ended February 28, 2010 and February 28, 2009 respectively.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of February 28, 2010, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. As of February 28, 2010  there were total of 25,854,146,  common shares were issued and outstanding and 6,549,721, warrants for a total of 32,403,867 shares.

NAME AND ADDRESS	AMOUNT AND NATURE OF		PERCENT OF
OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP (1)(2)(4)		CLASS

The TAM Irrevocable Trust	14,097,799	(3)	43.50%
4012 S. Rainbow #K111
Las Vegas, NV 80103-2012

Carl Palmer	-0-		-0-
251 Jeanell Dr., Ste 3
Carson City, NV 89703

Richard Parsons	2,109,763		6.51%
251 Jeanell Dr., Ste 3
Carson City, NV 89703

James Place	1,255,000		3.87%
251 Jeanell Dr., Ste 3
Carson City, NV 89703

All officers and directors as a Group (three persons)	3,446,312		10.38%
_______________

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

At February 28, 2010 and February 28, 2009, the Company had outstanding notes payable from the Company’s primary shareholder(the TAM Trust, in which Cari Beck, is the trustee as well as a daughter of Carl Palmer an officer and Board member) totaling and $471,088 and $471,088, respectively. A portion ($299,175) of these notes bear interest at 10% per annum, while $171,913 of the notes payable bears interest at a rate of 3.25%.  The advances are not repayable until after March 1, 2011 and the repayment of is subordinate to the Company’s line of credit and note payable to a financial institution (see Note 6 to the consolidated financial statements).

As of February 28, 2010 and February 29, 2009, accrued interest on the related party notes payable amounted to $50,034 and $20,115, respectively, which is included in accrued interest due to related party on the accompanying consolidated balance sheet.

Five payments of $2,500 were made to the related party during fiscal year ended 2009 which were included in interest expense.  Total fees paid to the related party aggregates $87,136 and $62,500 during the years ended February 28, 2010 and February 28, 2009, respectively, and are included as a component of general and administrative expenses on the consolidated statements of operations.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Effective September 10, 2009, GBH CPAs, PC of Houston, Texas became our independent registered public accounting firm.   Our Board of Directors does not have an audit committee.  The functions customarily delegated to an audit committee are performed by our full Board of Directors.  Our Board of Directors approves in advance, all services performed by GBH CPAs, PC.  Our Board of Directors considers whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.  GBH CPAs, PC has not provided any non-attest services.

The following table sets forth fees billed by our independent registered public accounting firms during the last two fiscal years for services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements, services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	February 28, 2010	February 28, 2009

Audit fees	$68,800,	$86,837
Audit related fees	-0-	$2,632
Tax fees	-0-	-0-
All other fees	-0-	-0-

The audit fees in fiscal 2010 and 2009 include $16,800 and $24,000, respectively, of fees billed by Moore & Associates related to the audit of our consolidated financial statements for the fiscal year ended February 28, 2009 and the review of our quarterly financial statements during these two fiscal years.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Date: June 8, 2010	By:	/s/ Carl Palmer
Carl Palmer Chief Executive Officer

Date: June 8, 2010	By:	/s/ Jim Place
Jim Place Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl Palmer
Carl Palmer, Director	June 8, 2010

/s/ Jim Place
Jim Place, Director	June 8, 2010

/s/ Richard Parsons
Richard Parsons, Director	June 8, 2010