Form 10-Q
period 2010-05-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2010-07-14
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ending May 31, 2010

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

The number of shares outstanding of the Registrant's common stock, as of May 31, 2010 was 25,854,146.

References in this document to "us," "we," “Seychelle,” “SYEV,” or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiary.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I
ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	May 31, 2010	February 28, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$551,224	502,167
Accounts receivable, net of allowance for doubtful accounts
of $24,180 and $11,537, respectively	405,518	224,468
Inventory, net	423,753	383,675
Prepaid expenses and other current assets	95,514	34,079
Total current assets	1,476,009	1,144,389
Property and equipment, net	116,162	117,016
Intangible assets, net	8,435	9,742
Other assets	8,515	8,514
Total assets	$1,609,121	1,279,661
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$221,895	134,292
Customer deposits	66,386	110,538
Accrued interest due to related party	52,861	50,034
Notes payable	11,238	14,870
Long-term related party notes payable, current portion	113,080	-
Total current liabilities	465,460	309,734
Long-term related party notes payable	171,913	471,088
Total liabilities	637,373	780,822

Subsequent events (Note 6)
Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 25,854,146 issued and outstanding	25,854	25,854
Additional paid-in capital	6,925,904	6,925,904
Accumulated deficit	(5,980,010)	(6,452,919)
Total stockholders' equity	971,748	498,839
Total liabilities and stockholders' equity	$1,609,121	1,279,661

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	May 31,	May 31,
	2010	2009
Revenues	$1,211,420	$398,375
Cost of sales	534,119	251,138
Gross profit	677,301	147,237
General and Administrative Expenses
Selling and marketing expenses	31,637	6,796
General and administrative expenses	125,289	183,165
Executive compensation and related party expenses	42,118	5,002
Total general and administrative expenses	199,044	194,963
Income (Loss) from Operations	478,257	(47,726)
Other Income (Expense)
Interest income	146	162
Interest expense-related parties	(4,379)	(16,396)
Interest expense-other	(1,115)	(3,255)
Other income (expense)	-	(2,613)
Total other (expense)	(5,348)	(22,102)
Net income (loss) before income taxes	472,909	(69,828)
Provision for income taxes	-	-
Net Income (loss)	$472,909	$(69,828)
BASIC INCOME (LOSS) PER SHARE	$0.02	$(0.00)
DILUTED INCOME (LOSS) PER SHARE	$0.02	$(0.00)
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,854,146	25,824,146
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	30,208,182	25,824,146

See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	May 31,	May 31,
	2010	2009

OPERATING ACTIVITIES:
Net income (loss)	$472,909	$(69,828)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	13,181	13,593
Stock-based compensation	-	4,197

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(181,050)	(44,238)
(Increase) decrease in inventory	(40,078)	146,270
(Increase) decrease in prepaid expenses and other assets	(61,436)	29,935
Increase (decrease) in accounts payable and accrued expenses	87,603	8,026
Increase (decrease) in accrued interest due to related party	2,827	(48,763)
Increase (decrease) in customer deposits	(44,152)	(55,107)
Net Cash (Used in) Provided by Operating Activities	249,804	(15,915)

INVESTING ACTIVITIES:
Purchase in property and equipment	(11,020)	(2,980)
Net Cash Used in Financing Activities	(11,020)	(2,980)

FINANCING ACTIVITIES:
Repayment of notes payable	(189,727)	(2,634)
Net Cash Used in Financing Activities	(189,727)	(2,634)

NET INCREASE (DECREASE) IN CASH	49,057	(21,529)

CASH AT BEGINNING OF PERIOD	502,167	160,415

CASH AT END OF PERIOD	$551,224	$138,886

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,666	$-
Income taxes	$-	$-

See accompanying notes to condensed consolidated consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiary (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s February 28, 2010 audited financial statements.  The results of operations for the periods ended May 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

NOTE 2:    BASIC INCOME (LOSS) PER SHARE

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period.  Diluted net income (loss) per share is computed by using the treasury stock method and dividing net income (loss) by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive common stock, consisting of stock warrants.

The denominator for diluted income per share for the period ended May 31, 2010 is adjusted to include the effect of dilutive common stock equivalents, consisting of warrants totaling 4,354,036.  Common stock equivalents, consisting of 6,549,721 warrants were considered but were not included in the computation of loss per share for the period ended May 31, 2009, because they would have been anti-dilutive. Accordingly, basic and diluted loss per share for the period ended May 31, 2009 is computed based solely on the weighted average number of shares outstanding during the period.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 3:   COMMON STOCK PURCHASE WARRANTS

Warrants
The Company has determined the estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses using the Black-Scholes pricing model. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $-nil-for the three months ended May 31, 2010 and $1,697 for the three months ended May 31, 2009.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.

NOTE 4:   COMMON STOCK PURCHASE WARRANTS

A summary of warrant activity for the three months ended May 31, 2010 is as follows:
		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price
Outstanding at February 28, 2010	6,549,721	0.25
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at May 31, 2010	6,549,721	0.25
Vested at May 31, 2010	6,549,721	0.25
Exercisable at May 31, 2010	6,549,721	0.25

The following table summarizes significant ranges of outstanding warrants as of May 31, 2010:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weigted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Life (Years)	Price	Outstanding	Price
$0.19	600,000	0.26	$0.19	600,000	$0.19
0.23	4,000,000	0.58	0.23	4,000,000	0.23
0.29	107,221	0.26	0.29	107,221	0.29
0.40	100,000	0.26	0.40	100,000	0.40
0.33	1,700,000	0.26	0.33	1,700,000	0.33
0.16	30,000	0.26	0.16	30,000	0.16
0.25	10,000	0.04	0.25	10,000	0.25
0.40	2,500	0.03	0.40	2,500	0.40
	6,549,721		$0.25	6,549,721	$0.25

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:    INVENTORY

The Company’s inventory consisted of the following at May 31,2010 and February 28, 2010:
Raw materials	$361,477	$197,231
Finished goods	128,881	257,106
	490,358	454,337
Reserve for obsolete and slow moving inventory	(66,605)	(70,662)
	$423,753	$383,675

NOTE 6 – SUBSEQUENT EVENTS

In July 2010, the Company borrowed $100,000 against the line of credit available from Comerica and paid $113,080 against the outstanding long-term related party notes payable.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiary (the “Company”) for the three month periods ended May 31, 2010 and 2009. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended February 28, 2010.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

(3)	the Company’s cost of sales may be materially affected by increases in the market prices of the raw materials used in the Company’s assembly processes;

(4)	the Company’s water related product sales could be materially affected by weather conditions and government regulations;

(5)	the Company is subject to the risks of conducting business internationally; and

(6)
the industries in which the Company operates are highly competitive. Additional risks and uncertainties are outlined in the Company’s filings with the Securities and Exchange Commission, including its most recent fiscal 2010 Annual Report on Form 10-K.

Description of the Business

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

Seychelle designs, assembles and distributes water filtration systems. These systems include portable water bottles that can be filled from nearly any available source of water. Patents or trade secrets cover all proprietary products.

Our principal business address is 32963 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summary historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three months ended May 31, 2010 and 2009 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three-month period ended May 31, 2010 compared to the corresponding period in 2009

			Year over
	2010	2009	year change	%

Sales	$1,211,420	$398,375	813,045	204%
Cost of sales	534,119	251,138	282,981	113%
Gross profit	677,301	147,237	530,064	360%
Gross profit %	56%	37%
Selling and marketing expenses	31,637	6,796	24,841	366%
General and administrative expenses	125,289	183,165	(57,876)	-32%
Compensation to executive officers and related parties	42,118	5,002	37,116	742%
Interest expense to related parties	(4,379)	(16,396)	12,017	-73%
Net Income (Loss)	472,909	(69,828)	542,737	777%
Net Income (Loss) %	39%	-18%

Sales. The increase in sales is primarily due to sales to two customers who accounted for 59% of sales in the period ended May 31, 2010.  This increase in sales was further expanded by the normal fluctuation of sales between customers, however we expect to continue to expand our customer base. Approximately 41,831 bottles were sold during the three-month period ended May 31, 2010 at an average price of $10.77 per bottle compared to the previous year in which approximately 25,683 plastic bottles were sold at an average price of $8.75. The remaining sales by product for the period ended May 31, 2010 were $379,000 in mission packs, $113,000 in pitchers, $74,000 in replacement filters, and $87,000 in stainless steel bottles.

Cost of sales and gross profit percentage. The increase in cost of sales is primarily a direct result of sales increasing during the three-month period ended May 31, 2010.  As a percentage of sales, the gross profit margin during the three months ended May 31, 2010 increased to 56% from 37% for the three months ended May 31, 2009 due to production being centered on two products for a majority of sales in the three month period ended May 31, 2010. The two products are the stainless steel water bottle and the missionary water bottle.  Both products have a higher gross margin. We sold $87,276 of stainless steel water bottles in 2010 compared to $14,071 in 2009. We also sold $379,033 of missionary water bottles packs in 2010 compared to $-nil- in 2009. We expect that these products will account for the majority of our sales throughout the rest of fiscal year 2011.

Selling expenses. Selling expenses consist primarily of commissions paid to salespeople. The increase in 2010 versus 2009 is a direct result of the increase in sales to two customers for which two sales people are paid commissions. Selling expenses comprised 2.6% of sales for 2010 compared to 1.7% for 2009. We expect sales commissions to be approximately 2.5% of sales for the remainder of fiscal year 2011.

General and administrative expenses. The decrease in general and administrative expenses was primarily due to the allocation of general and administrative expenses to inventory. The increased inventory turnover resulted in higher absorption of overhead costs to inventory. We capitalized $41,293 of overhead to inventory in 2010. Other significant components of general and administrative expenses are printing and reproduction of $10,388 for 2010 compared to $1,421 in 2009; professional fees of $25,919 in 2010 compared to $26,833 in 2009; depreciation expense of $13,181 in 2010 compared to $13,593 in 2009; insurance expense of $13,672 in 2010 compared to $5,940 in 2009; rent expense of $24,942 in 2010 compared to $33,424 in 2009 and administrative salaries of $39,940 compared to $24,337. We expect only a slight increase in general and administrative expenses for the remainder of fiscal 2011 as we expand to handle the growth of our sales.

Compensation to executive officers and related parties.  The increase in compensation to executive officers for the three-month period ended May 31, 2010, compared to the three-month period ended May 31, 2009, is due to monthly payments paid to the Company’s officers for services rendered.  Only one payment was made to two of the officers in the first three months ended May 31, 2009.  During the first three months ended May 31, 2010, three payments of $5000 were made to Pacific Financial as compensation for consulting.  To further this increase, payments to two officers were increased by $12,100 for one officer and $9,500 for the other in the period ended May 31, 2010 compared the three months ended May 31 in the prior year.

Interest expense to related parties. The decrease in interest expense for the three-month period ended May 31, 2010, compared to the three-month period ended May 31, 2009, is due to a partial repayment on the outstanding notes payable reducing the interest due for each period on the remaining balance.

Net Income (loss). Net income for the three-month period ended May 31, 2010 was $472,909 compared to a net loss of $69,828 for the three-month period ended May 31, 2009.  This was primarily due to an increase in sales revenue in the three-month period ended May 31, 2010 and improved gross profit margins.  Further, we expect continued improvement in the Company’s profitability.

Change of Accountant. On June 16, 2010, our Board of Directors voted to dismiss our independent registered public accounting firm, GBH CPAs, PC, of Houston, Texas and to replace them with Windes & McClaughry Accountancy Corporation (Windes & McClaughry), of Irvine, California.  As of that date, Windes & McClaughry formally accepted us as a client for the audit of our consolidated financial statements for the fiscal year ending February 28, 2011 which will be included in our fiscal 2011 annual report to be reported on Form 10-K.

Liquidity and Capital Resources

Net cash used in operating activities. During the three-month period ended May 31, 2010, the Company funded its operations primarily through the sales proceeds received. Our accounts receivable increased by $181,050 reflecting the growth in sales. We also increased our inventory levels by $40,078 and prepaid for approximately $61,500 in inventory (included in prepaid expenses) in anticipation of continued sales growth in fiscal 2011. We used funds to fulfill $44,152 in orders that were open as of February 28, 2010. Our accounts payable increased by $87,603 due to the inventory purchases.

Net cash used in investing activities. During the three-month period ended May 31, 2010, the increase in cash used by investing activities was due to the purchase of $11,020 of property and equipment compared $2,980 during the same time period in the prior fiscal year.

Net cash provided by financing activities. The increase in cash used in financing activities during the three month period ended May 31, 2010 was largely due to repayments totaling $189,727 on notes payable compared to $2,634 in the time period of 2009.

Our principal sources of liquidity have historically been funds generated from operating activities and borrowings from the TAM Trust, one of our principal shareholders. As of May 31, 2010, the TAM Trust has loaned the Company $248,993 at 10% simple interest, repayable by March 1, 2011.  The Company believes that despite the increase in sales experienced during the fiscal years ended February 28, 2010 and February 28, 2009 and the three-month period ended May 31, 2010, additional funding may still be required from the TAM Trust or other shareholders to handle the growth in sales volume. During April 2010, the TAM Trust committed to providing up to $250,000 in additional funding.

As of May 31, 2010, the Company had $551,224 in cash and $100,000 available to borrow under its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. The Company believes it has liquidity and committed funds to meet its operating needs through the balance of fiscal 2011.

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

The Company believes that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its most recent fiscal 2010 Annual Report on Form 10-K have the greatest potential impact on its consolidated financial statements, so it considers these to be its critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates the Company uses in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for inventory reserves and stock-based compensation. These policies require that the Company make estimates in the preparation of its consolidated financial statements as of a given date.

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

This report does not include an attestation report by the Company’s independent registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal three months that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As of May 31, 2010, we know of no legal proceedings pending or threatened or judgments entered against the Company or any of our directors or officers in his capacity as such.

ITEM 1A. RISK FACTORS

Risk Factors Related to Our Business

THE OWNERSHIP AND INVESTMENT IN OUR SECURITIES INVOLVES SUBSTANTIAL RISKS. OUR COMMON SHARES SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THESE RISKS RELATING TO OUR COMPANY.

Lack of Profitability. Through May 31, 2010, we had incurred significant losses. However, sales activity for the three months ended May 31, 2010 increased significantly over the prior year, and we have recorded profits and positive cash flows from operations. We had net income for the quarter ended May 31, 2010 of $472,909 compared to a net loss in the quarter ended May 31, 2009 of $69,828.  This reduced the accumulated deficit to $5,980,010.  Nevertheless, we have a limited history of profitable financial results upon which an investor may judge our potential. The Company has not engaged in enough consistent profitable business activity over a sustained period of time to be said to have a successful operating history. We have experienced in the past and may experience in the future under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business.
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

Our directors and executive officers have made a full commitment to our business. The loss of any or all of these individuals could have a materially adverse impact on our operations.  We will depend on our senior executive officers as well as other key personnel. If any key employee decides to terminate his employment with us, this termination could delay the commercialization of our products or prevent us from sustaining our profitability. Competition for qualified employees is intense among companies in our industry, and the loss of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the expansion of our activities, could hinder our ability to successfully develop and maintain marketable products.

We have a significant dependence on a few customers.

Sales to two customers who accounted for 59% of sales in the period ended May 31, 2010. Management believes that if future revenues from its significant customers decline those revenues can be replaced through the sales to other customers.  However, there can be no assurance that this will occur which could result in an adverse effect on the Company’s financial condition or results of operations in the future.

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

The anticipated benefits of future acquisitions may not materialize.  Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, the incurrence of debt, contingent liabilities, or write-offs of intellectual properties any of which could harm our financial condition.  Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

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

Changes to Financial Accounting or Other Standards May Affect Our Operating Results and Cause Us To Change Our Business Practices.

We prepare our consolidated financial statements in accordance with generally accepted accounting principles, or GAAP, in the United States.  These accounting principles are issued by the Financial Accounting Standards Board (FASB).  The Securities and Exchange Commission also provides interpretation, guidance and principles in the preparation of financial statements.  A change in those policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced.

For example, the Company has used stock warrants, restricted stock, and other equity incentives as a fundamental component of our executive compensation packages.  The Company believes that stock warrants and other equity incentives directly motivate our executives to maximize long-term stockholder value and, through the use of vesting, encourage executives to remain with the Company; however, grants of equity based compensation are measured at their grant date fair value and recognized over the requisite service period, if any.  We may, as a result of changes in accounting principles, change our equity compensation strategy which could affect our ability to attract, retain and motivate employees, which could materially and adversely affect our business, operating results and financial condition.

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

If We Fail in Maintaining Effective Internal Control Over Financial Reporting, The Price of Our Common Stock May be Adversely Affected.  However, We Have Determined That Our Internal Control Over Financial Reporting Were Effective as of May 31, 2010,

We are required to establish and maintain appropriate internal control over financial reporting.  Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosure regarding our business, financial condition or results of operations.  In addition, our future assessments of internal control over financial reporting may identify additional weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.  Any material weaknesses that need to be addressed in management’s assessment of our internal control over financial reporting or in the report on the effectiveness of our internal controls by our independent registered public accounting firm, when applicable, may have an adverse impact of our common stock.

Standards for Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are Uncertain, and If We Fail to Comply in a Timely Manner, Our Business Could Be Harmed and Our Stock Price Could Decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require management’s annual assessment of our internal control over financial reporting.  The standards that must be met for the management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.  We have incurred, and expect to incur, significant expenses and to devote resources to Section 404 compliance during fiscal year 2010 and on an ongoing basis.  It is difficult for us to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting each year and to remediate any deficiencies in our internal control over financial reporting.  As a result, we may not be able to complete the assessment and remediation process on a timely basis.  In the event that our Chief Executive Officer and Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how investors will react on how the market prices of our shares will be affected, however, we believe that there is a risk that investor confidence and share value may be negatively impacted.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended May 31, 2010, the Company issued no restricted stock or warrants or options.

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

Reports on Form 8-K

We filed no reports on Form 8-K for the fiscal quarter ended May 31, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Seychelle Environmental Technologies, Inc.

Date: July 13, 2010	By:	/s/ Carl Palmer
Carl Palmer Director, Chief Executive Officer and President

Date: July 13, 2010	By:	/s/ Jim Place
Jim Place Director and Chief Financial Officer and Chief Operating Officer