Form 10-Q
period 2010-08-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2010-10-15
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ending August 31, 2010

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

The number of shares outstanding of the Registrant's common stock, as of August 31, 2010 was 25,854,146.

References in this document to "us," "we," “Seychelle,” “SYEV,” or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiary.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I
ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2010	February 28, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$630,864	$502,167
Accounts receivable, net of allowance for doubtful accounts and sales returns
of $32,129 and $11,537, respectively	307,837	224,468
Inventory, net	336,450	383,675
Prepaid expenses and other current assets	99,154	34,079
Total current assets	1,374,305	1,144,389
Property and equipment, net	125,137	117,016
Intangible assets, net	7,778	9,742
Other assets	8,514	8,514
Total assets	$1,515,734	$1,279,661
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$137,973	$134,292
Customer deposits	55,583	110,538
Accrued interest due to related party	53,803	50,034
Notes payable	107,302	14,870
Long-term related party notes payable, current portion	171,913	-
Total current liabilities	526,574	309,734
Long-term related party notes payable	-	471,088
Total liabilities	526,574	780,822

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 25,854,146 issued and outstanding	25,854	25,854
Additional paid-in capital	6,925,904	6,925,904
Accumulated deficit	(5,962,598)	(6,452,919)
Total stockholders' equity	989,160	498,839
Total liabilities and stockholders' equity	$1,515,734	$1,279,661

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	August 31,	August 31,
	2010	2009
Revenues	$700,102	$632,662
Cost of sales	390,144	285,841
Gross profit	309,958	346,821
General and Administrative Expenses
Selling and marketing expenses	41,259	21,627
General and administrative expenses	183,918	138,138
Executive compensation and related party expenses	62,635	9,632
Total general and administrative expenses	287,812	169,397
Income from Operations	22,146	177,424
Other Income (Expense)
Interest income	236	140
Interest expense-related parties	(3,784)	(9,676)
Interest expense-other	(1,186)	(3,515)
Total other (expense)	(4,734)	(13,051)
Income before provision for income taxes	17,412	164,373
Provision for income taxes	-	-
Net Income	$17,412	$164,373
BASIC INCOME PER SHARE	$0.00	$0.01
DILUTED INCOME PER SHARE	$0.00	$0.01
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,854,146	25,824,146
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	30,212,670	30,249,649

 See accompanying notes to condensed consolidated financial statements.

 SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended
	August 31,	August 31,
	2010	2009
Revenues	$1,911,522	$1,031,037
Cost of sales	924,263	611,351
Gross profit	987,259	419,686
General and Administrative Expenses
Selling and marketing expenses	72,896	28,422
General and administrative expenses	309,207	254,057
Executive compensation and related party expenses	104,753	14,364
Total general and administrative expenses	486,856	296,843
Income from Operations	500,403	122,843
Other Income (Expense)
Interest income	382	302
Interest expense-related parties	(8,163)	(19,217)
Interest expense-other	(2,301)	(6,770)
Other income (expense)	-	(2,613)
Total other (expense)	(10,082)	(28,298)
Income before provision for income taxes	490,321	94,545
Provision for income taxes	-	-
Net Income	$490,321	$94,545
BASIC INCOME PER SHARE	$0.02	$0.00
DILUTED INCOME PER SHARE	$0.02	$0.00
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,854,146	25,824,146
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	30,208,657	30,361,367

 See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended
	August 31,	August 31,
	2010	2009

OPERATING ACTIVITIES:
Net income	$490,321	$94,545
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	27,223	27,250
Stock-based compensation	-	6,697

Changes in operating assets and liabilities:
(Increase) in accounts receivable	(83,369)	(88,194)
Decrease in inventory	47,225	141,893
(Increase) in prepaid expenses and other assets	(65,075)	(22,299)
Increase in accounts payable and accrued expenses	3,681	10,492
Increase in accrued interest due to related party	3,769	14,959
(Decrease) in customer deposits	(54,955)	(19,213)
Net Cash Provided by Operating Activities	368,820	166,130

INVESTING ACTIVITIES:
Purchase of patents	(650)	(940)
Purchase in property and equipment	(32,730)	(9,139)
Net Cash Used in Financing Activities	(33,380)	(10,079)

FINANCING ACTIVITIES:
Proceeds from notes payable	100,000
Repayment of notes payable	(306,743)	(5,488)
Net Cash Used in Financing Activities	(206,743)	(5,488)

NET INCREASE IN CASH	128,697	150,563

CASH AT BEGINNING OF PERIOD	502,167	160,415

CASH AT END OF PERIOD	$630,864	$310,978

NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants issued for accrued interest on notes payable	$-	$56,243
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$6,695	$-
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiary (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s February 28, 2010 audited financial statements.  The results of operations for the periods ended August 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

NOTE 2:    INCOME PER SHARE

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted net income per share is computed by using the treasury stock method and dividing net income by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive common stock, consisting of stock warrants.

The denominator for diluted income per share is adjusted to include the effect of dilutive common stock equivalents, consisting of warrants totaling 4,358,524 and 4,354,511 for the three and six month periods ended August 31, 2010, respectively.  Common stock equivalents, consisting of 1,809,721 warrants were considered but were not included in the computation of income per share for the each of the three and six month periods ended August 31, 2010, because they would have been anti-dilutive.  Dilutive common stock equivalents for the three and six month periods ended August 31, 2009 consisted of warrants totaling 4,425,503 and 4,537,221, respectively.

NOTE 3:   COMMON STOCK PURCHASE WARRANTS

The Company from time to time has granted warrants in lieu of cash compensation for services performed or financing expenses.  The Company has determined the estimated value of these compensatory warrants using the Black-Scholes pricing model.  There were no expenses charged to operations for compensatory warrants granted in exchange for services for the three and six month periods ended August 31, 2010 and $1,697 for the three and six month period ended August 31, 2009.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price
Outstanding at February 28, 2010	6,549,721	0.25
Granted	-	-
Exercised	-	-
Forfeited	(100,000)	0.40
Outstanding at August 31, 2010	6,449,721	0.25
Vested at August 31, 2010	6,449,721	0.25
Exercisable at August 31, 2010	6,449,721	0.25

The following table summarizes significant ranges of outstanding warrants as of August 31, 2010:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Life (Years)	Price	Outstanding	Price
$0.19	600,000	0.25	$0.19	600,000	$0.19
0.23	4,000,000	0.25	0.23	4,000,000	0.23
0.29	107,221	0.25	0.29	107,221	0.29
0.33	1,700,000	0.25	0.33	1,700,000	0.33
0.16	30,000	0.25	0.16	30,000	0.16
0.25	10,000	0.25	0.25	10,000	0.25
0.40	2,500	0.25	0.40	2,500	0.40
	6,449,721		$0.25	6,449,721	$0.25

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:    INVENTORY

The Company’s inventory consisted of the following at August 31,2010 and February 28, 2010:
Raw materials	$216,592	$197,231
Finished goods	183,240	257,106
	399,832	454,337
Reserve for obsolete and slow moving inventory	(63,382)	(70,662)
	$336,450	$383,675

NOTE 5:    LINE OF CREDIT

As of August 31, 2010, the Company has a line of credit agreement, totaling $100,000. The line of credit bears interest at the lending institutions’ index rate (3.0% at August 31, 2010) plus two percent and is due February 1, 2011. As of August 31, 2010, the Company has borrowed $100,000 against the line of credit, which is recorded as a note payable on the accompanying balance sheet. The line of credit agreement does not include any limitations on borrowings or any restrictive debt covenants.

NOTE 6:    CONCENTRATIONS

Sales to three significant customers for the three and six month periods ended August 31, 2010 represented 46% and 61%, respectively, of the Company’s total revenue.  In the three and six month periods ended August 31, 2009, sales to one customer totaled 49% and 29%, respectively, of the Company’s total revenue.

NOTE 7:    RELATED PARTY TRANSACTIONS

During the three and six months ended August 31, 2010, payments totaling $27,280 and $42,780, respectively, were made to TAM Trust as compensation for consulting.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiary (the “Company”) for both the three and six month periods ended August 31, 2010 and 2009. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended February 28, 2010.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

Our principal business address is 32963 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summary historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three months and six months periods ended August 31, 2010 and 2009 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three-month period ended August 31, 2010 compared to the corresponding period in 2009

			Year over
	2010	2009	year change	%

Sales	$700,102	$632,662	67,440	11%
Cost of sales	390,144	285,841	104,303	36%
Gross profit	309,958	346,821	(36,863)	-11%
Gross profit %	44%	55%
Selling and marketing expenses	41,259	21,627	19,632	91%
General and administrative expenses	183,918	138,138	45,780	33%
Compensation to executive officers and related parties	62,635	9,632	53,003	550%
Interest expense to related parties	3,784	9,676	(5,892)	-61%
Net Income	17,412	164,373	(146,961)	-89%
Net Income %	2%	26%

Sales. Our customer concentration is constantly changing which contributes to much of the fluctuation in sales.  The current period increase in sales is primarily due to sales to two customers who accounted for 46% of sales in the three-month period ended August 31, 2010 compared to 2% in the same period ended August 31, 2009.  There was also a significant increase in website sales for the three-month period ended August 31, 2010 by $55,800 as more and more customers are discovering this means of purchasing our product.  The increase in sales is also the net result of a shift in our product mix.  Significant increases were experienced within a few product lines: missionary packs (which increased to $163,000 in the current quarter as compared to no sales for the comparable period), pitchers (to $96,600 from $63,400), pumps (to $48,000 from $8,800) and stainless steel bottles (to $63,000 from $31,000).  The increase in missionary packs is due to orders from a couple of the Company’s larger customers changing the items they order.  A missionary pack consists of a plastic filter bottle and a replacement filter.  The other increases were considered to be due to continued sales efforts and increased product awareness.  These increases were offset by a decrease of $189,000 in sales of plastic bottles.   This decrease is the result of a change in the way a couple of the Company’s customers have adjusted their orders.   The future prospects for the balance of the fiscal year are most encouraging as the Company is half way through the year and is already at 69.6% of the entire prior year’s sales of $2,743,671.

Cost of sales and gross profit percentage. The increase in cost of sales is largely a direct result of the 11% increase in sales for the three-month period ended August 31, 2010 from the comparable period in the prior year.  Cost of sales increased by 36% from period to period by comparison, resulting in a decline in gross profit margin to 44% from 55%.  Our profit margin will fluctuate from time to time based on the product mix within sales.  This increase in cost of sales in the current period was partially offset by the sale of some higher gross margin products.  As mentioned in the sales discussion, a large reason for the increase in sales was a $163,000 increase in sales of the missionary pack versus prior year.  The missionary pack results in a higher margin per unit than many of our other products.  We are continuing to pursue efficiencies in the production process and are negotiating for better filter prices and believe that gross margins will improve further if we are successful in these plans.  Cost of direct materials used in production of product for the three month period ended August 31, 2010 increased by approximately 67% due to a slight increase in a couple of key components and additional products being upgraded or added to the product line compared to the same period in the prior year.

Selling expenses. Selling expenses consist primarily of commissions paid to salespeople, however not all sales are commissionable.  The increase in selling expenses for the three-month period ended August 31, 2010 when compared to the same period in 2009 is largely a direct result of the increase in commissionable sales to two customers totaling $323,930.  Since overall sales increased only $67,440, the significant increase in commissionable sales results in selling expenses comprising a larger percentage of sales than we would normally expect.  Selling expenses comprised 5.9% of sales for 2010 compared to 3.4% for 2009. We expect sales commissions to be approximately 4% of sales for the remainder of fiscal year 2011.

General and administrative expenses. Significant components of the increase in general and administrative expenses are gift and bonus expense to reward performance for a profitable year in 2010 (to $11,416 for 2010 compared to $165 in 2009), legal expense (to $7,937 compared to $2,103,. this increase was  largely due to legal expenses stemming from an issue concerning a former customer who was bought by another company), insurance expense (to $22,401 compared to $9,105, due to a higher payroll since the number of employees has increased over the prior year), utilities (to $10,924 compared to $4,906, due to higher electricity charges for current Company location) and accounting fees (to $23,150 compared to $14,750). We expect only a slight increase in general and administrative expenses for the remainder of fiscal 2011 as we expand to handle the growth of our sales.

Compensation to executive officers and related parties.  The increase in compensation to executive officers for the three-month period ended August 31, 2010, compared to the three-month period ended August 31, 2009, is due to monthly payments paid to the Company’s officers for services rendered.     During the three months ended August 31, 2010, payments were made totaling $27,280 to TAM Trust as compensation for consulting.  To further this increase, payments to two officers increased by $25,720 in the period ended August 31, 2010 compared the three months ended August 31 in the prior year.  These increases were discretionary increases based on the Company’s increased profitability in the current year.

Interest expense to related parties. The decrease in interest expense for the three-month period ended August 31, 2010, compared to the three-month period ended August 31, 2009, is due to a partial repayment on the outstanding notes payable reducing the interest due for each period on the remaining balance.

Net Income. Net income for the three-month period ended August 31, 2010 was $17,412 compared to net income of $164,373 for the three-month period ended August 31, 2009.  This was primarily due to the slight decrease in gross profit margin discussed above and an increase in general and administrative expense, commissionable sales expense, compensation to executive officers and a related party in the three-month period ended August 31, 2010.  The net income for the first quarter of the fiscal year was $472,909 on sales of $1,211,420.  The general and administrative expenses were increased as a result to handle the higher volume of activity.  These increased expenses continued into the second quarter, but the sales dropped to $700,102 for the second quarter.  It is anticipated that sales will recover to compensate for the higher cost structure.   As noted earlier, the Company is half way through the year, but due to selling higher margin products we are already at 87.1% of the net income of $562,930 achieved in the prior year.

Six-month period ended August 31, 2010 compared to the corresponding period in 2009

			Year over
	2010	2009	year change	%

Sales	$1,911,522	$1,031,037	880,485	85%
Cost of sales	924,263	611,351	312,912	51%
Gross profit	987,259	419,686	567,573	135%
Gross profit %	52%	41%
Selling and marketing expenses	72,896	28,422	44,474	156%
General and administrative expenses	309,207	254,057	55,150	22%
Compensation to executive officers and related parties	104,753	14,364	90,389	629%
Interest expense to related parties	8,163	19,217	(11,054)	-58%
Net Income	490,321	94,545	395,776	419%
Net Income %	26%	9%

Sales. The increase in sales is primarily due to sales to three customers who accounted for 61% of sales in the period ended August 31, 2010 compared to 1% in the same period of the prior year.  This increase in sales was further expanded by the normal fluctuation of sales between customers, however we expect to continue to expand our customer base. Approximately 85,500 bottles were sold during the six-month period ended August 31, 2010 at an average price of $9.58 per bottle compared to the previous year in which approximately 53,000 plastic bottles were sold at an average price of $7.72. The remaining sales by product for the period ended August 31, 2010 were $643,000 in mission packs, $248,000 in pitchers, $163,000 in replacement filters, and $159,000 in stainless steel bottles compared to the period ended August 31, 2009 in which sales included no sales revenue for mission packs, $63,400 in pitchers, $64,400 in replacement filters, and $31,000 in stainless steel bottles.  As noted in the three month discussion, the Company is well positioned to finish out the year well ahead of prior year’s sales.

Cost of sales and gross profit percentage. The increase in cost of sales is primarily a direct result of sales increasing during the six-month period ended August 31, 2010.  As a percentage of sales, the gross profit margin during the six months ended August 31, 2010 increased to 52% from 41% for the six months ended August 31, 2009 due to longer  production runs being centered on a higher quantity of products reducing the labor costs associated with these items.  Our profit margin will also fluctuate from time to time based on the product mix within sales.  The increase in the current period is due to the sale of higher gross margin products.  As mentioned above, a large reason for the increase in sales was a $643,000 increase in sales of the missionary pack versus prior year.  The missionary pack results in a higher margin per unit than many of our other products.  We are continuing to pursue efficiencies in the production process and are negotiating for better filter prices and believe that gross margins will improve further if we are successful in these plans.

Selling expenses. Selling expenses consist primarily of commissions paid to salespeople, however not all sales are commissionable, the increase in selling expenses for the six-month period ended August 31, 2010 when compared to the same period in 2009 is largely a direct result of the increase in commissionable sales to two customers totaling $971,160.  Since overall sales increased only $880,485, the significant increase in commissionable sales results in selling expenses comprising a larger percentage of sales than we would normally expect.  Selling expenses comprised 3.8% of sales for 2010 compared to 2.8% for 2009. We expect sales commissions to be approximately 4% of sales for the remainder of fiscal year 2011.

General and administrative expenses. Significant components of general and administrative expenses are printing and reproduction of $15,775 for 2010 compared to $5,797 in 2009 due to different manuals being made for specific manuals in current year; professional fees of $57,007 in 2010 compared to $43,686 in 2009 largely due to legal expenses due to an issue concerning a previous customer who was bought by another company; wages and salaries expense of $77,920 in 2010 compared to $60,296 in 2009 due to an employee being hired in June 2009 that is still with the company, and insurance expense of $36,072 in 2010 compared to $15,045 in 2009 directly reflected by the increase in payroll.  We expect only a slight increase in general and administrative expenses for the remainder of fiscal 2011 as we expand to handle the growth of our sales.

Compensation to executive officers and related parties.  The increase in compensation to executive officers for the six-month period ended August 31, 2010, compared to the six-month period ended August 31, 2009, is due to monthly payments paid to the Company’s officers for services rendered.   During the six months ended August 31, 2010, payments totaling $42,780 were made to TAM Trust as compensation for consulting.  To further this increase, payments to two officers were increased by $47,600 in the period ended August 31, 2010 compared the six months ended August 31 in the prior year.  These increases were discretionary increases based on the Company’s increased profitability in the current year.

Interest expense to related parties. The decrease in interest expense for the six-month period ended August 31, 2010, compared to the six-month period ended August 31, 2009, is due to a partial repayment on the outstanding notes payable reducing the interest due for each period on the remaining balance.

Net Income. Net income for the six-month period ended August 31, 2010 was $490,321 compared to $94,545 for the six-month period ended August 31, 2009.  This was primarily due to an increase in sales revenue in the six-month period ended August 31, 2010.  Further, we expect continued improvement in the Company’s profitability since we are proceeding to ramp up the business and are well ahead of the pace with 87.1% of the net income that was achieved in the prior year.

Liquidity and Capital Resources

Net cash provided by operating activities. During the six-month period ended August 31, 2010, the Company funded its operations primarily through product sales and collection of related receivables. Our accounts receivable decreased by $83,369 due to sales in the three-month period ended August 31, 2010 being $511,000 less than sales in the three-month period ended May 31, 2010. We decreased our inventory levels by $47,225 and prepaids by approximately $65,000 in anticipation of continued sales growth in fiscal 2011. Our accounts payable increased by $3,681.

Net cash used in investing activities. During the six-month period ended August 31, 2010, the increase in cash used by investing activities was due to the purchase of $32,730 of property and equipment compared to $9,139 during the same time period in the prior fiscal year.

Net cash used in financing activities. The increase in cash used in financing activities during the six-month period ended August 31, 2010 was largely due to repayments totaling $306,743 on notes payable compared to $5,488 in the time period of 2009, offset partially by proceeds of $100,000 from increased borrowings under the line of credit.

Our principal sources of liquidity have historically been funds generated from operating activities and borrowings from the TAM Trust, one of our principal shareholders and borrowing under our line of credit. As of August 31, 2010, the TAM Trust has loaned the Company $171,913 at 5% simple interest, repayable by March 1, 2011.  The Company has $53,803 due to TAM Trust for accrued interest on prior notes payable.  The Company believes that despite the increase in sales experienced during the fiscal years ended February 28, 2010 and February 28, 2009 and the six-month period ended August 31, 2010, additional funding may still be required from the TAM Trust or other shareholders to handle the growth in sales volume. During April 2010, the TAM Trust committed to providing up to $250,000 in additional funding.

As of August 31, 2010, the Company had $630,864 in cash and $100,000 in borrowings outstanding on its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. The Company believes it has liquidity to meet its operating needs through the balance of fiscal 2011.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during our most recent fiscal three months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report by the Company’s independent registered public accounting firm regarding internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As of August 31, 2010, we know of no legal proceedings pending or threatened or judgments entered against the Company or any of our directors or officers in his capacity as such.

ITEM 1A. RISK FACTORS –

There have been no changes to our Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 8, 2010.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six-month period ended August 31, 2010, the Company issued no restricted stock or warrants or options.

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

Reports on Form 8-K

We filed the following Form 8-K during the fiscal quarter ended August 31, 2010. On June 9, 2010, we announced our financial results for the fiscal year ended February 28, 2010. On June 16, 2010, we announced a change of accountants. On June 21, 2010, we amended our filing regarding our change of accountants. On July 14, 2010, we announced our financial results for the fiscal quarter ended May 31, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Seychelle Environmental Technologies, Inc.

Date: October 15, 2010	By:	/s/ Carl Palmer
Carl Palmer Director, Chief Executive Officer and President

Date: October 15, 2010	By:	/s/ Jim Place
Jim Place Director and Chief Financial Officer and Chief Operating Officer