Form 10-Q
period 2010-11-30
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2011-01-13
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ending November 30, 2010

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

`See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

The number of shares outstanding of the Registrant's common stock, as of November 30, 2010 was 25,882,646.

References in this document to "us," "we," “Seychelle,” “SYEV,” or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiary.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I
ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2010	February 28, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$867,515	$502,167
Accounts receivable, net of allowance for doubtful accounts and sales returns
of $104,099 and $11,537, respectively	307,125	224,468
Inventory, net	290,016	383,675
Prepaid expenses and other current assets	55,110	34,079
Total current assets	1,519,766	1,144,389
Property and equipment, net	94,469	117,016
Intangible assets, net	8,538	9,742
Other assets	8,514	8,514
Total assets	$1,631,287	$1,279,661
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$187,243	$134,292
Customer deposits	86,788	110,538
Accrued interest due to related party	-	50,034
Notes payable	53,037	14,870

Total current liabilities	327,068	309,734
Long-term related party notes payable	-	471,088
Total liabilities	327,068	780,822

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 25,882,646 and 25,854,146 shares issued and outstanding, respectively	25,883	25,854
Additional paid-in capital	6,932,145	6,925,904
Accumulated deficit	(5,653,809)	(6,452,919)
Total stockholders' equity	1,304,219	498,839
Total liabilities and stockholders' equity	$1,631,287	$1,279,661

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three Months Ended
	November 30,	November 30,
	2010	2009
Revenues	1,280,017	$798,604
Cost of sales	656,554	386,428
Gross profit	623,463	412,176
Operating Expenses
Selling and marketing expenses	30,302	50,725
General and administrative expenses	195,267	165,904
Executive compensation and related party expenses	45,694	36,236
Total operating expenses	271,263	252,865
Income from Operations	352,200	159,311
Other Income (Expense)
Interest income	277	141
Interest expense-related parties	(841)	(9,652)
Interest expense-other	(1,393)	(2,854)
Other income	16,985	-
Total other (income)	15,028	(12,365)
Income before provision for income taxes	367,228	146,946
Provision for income taxes	58,450	-
Net Income	$308,778	$146,946
BASIC INCOME PER SHARE	$0.01	$0.01
DILUTED INCOME PER SHARE	$0.01	$0.00
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,862,602	25,830,410
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	30,246,097	30,276,363

 See accompanying notes to condensed consolidated financial statements.

 SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Nine Months Ended
	November 30,	November 30,
	2010	2009
Revenues	$3,191,538	$1,829,641
Cost of sales	1,580,816	997,779
Gross profit	1,610,722	831,862
General and Administrative Expenses
Selling and marketing expenses	103,197	79,148
General and administrative expenses	504,463	419,960
Executive compensation and related party expenses	150,447	50,600
Total general and administrative expenses	758,107	549,708
Income from Operations	852,615	282,154
Other Income (Expense)
Interest income	660	443
Interest expense-related parties	(9,004)	(28,869)
Interest expense-other	(3,693)	(9,624)
Other income (expense)	16,982	(2,613)
Total other (income)	4,945	(40,663)
Income before provision for income taxes	857,560	241,491
Provision for income taxes	58,450	-
Net Income	$799,110	$241,491
BASIC INCOME PER SHARE	$0.03	$0.01
DILUTED INCOME PER SHARE	$0.03	$0.01
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,856,954	25,826,219
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	30,221,433	32,273,172

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For The Nine Months Ended
	November 30,	November 30,
	2010	2009

OPERATING ACTIVITIES:
Net income	$799,110	$241,491
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	36,474	41,061
Increase in allowance for doubtful accounts	92,562	9,278
Increase (decrease) in inventory reserve	124,882	(59,220)
Stock-based compensation	6,270	15,797
Loss on disposal of fixed assets	34,205	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(175,219)	(149,661)
Increase in inventory	(31,223)	228,702
(Increase) in prepaid expenses and other assets	(21,031)	(27,425)
Increase in accounts payable and accrued expenses	52,951	78,355
(Decrease) in accrued interest due to related party	(50,034)	(33,804)
(Decrease) in customer deposits	(23,750)	(52,443)
Net Cash Provided by Operating Activities	845,197	292,131

INVESTING ACTIVITIES:
Purchase of patents	(2,705)	(940)
Purchase in property and equipment	(44,223)	(9,808)
Net Cash Used in Investing Activities	(46,928)	(10,748)

FINANCING ACTIVITIES:
Repayment of related party notes payable	(471,088)
Net borrowings on notes payable	38,167	(8,581)
Net Cash Used in Financing Activities	(432,921)	(8,581)

NET INCREASE IN CASH	365,348	272,802

CASH AT BEGINNING OF PERIOD	502,167	160,415

CASH AT END OF PERIOD	$867,515	$433,217

NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants issued for accrued interest on notes payable	$-	$56,243
Stock issued for services	$-	$6,600
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$12,697	$9,622
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiary (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the February 28, 2010 consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the United States Securities and Exchange Commission.  The results of operations for the interim periods ended November 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

The denominator for diluted income per share is adjusted to include the effect of dilutive common stock equivalents, consisting of 4,383,495 and 4,364,479 warrants for the three and nine month periods ended November 30, 2010, respectively.  Common stock equivalents, consisting of 1,819,721 and 1,809,721 warrants were considered but were not included in the computation of diluted income per share for the three and nine month periods ended November 30, 2010, respectively, because they would have been anti-dilutive.  Dilutive common stock equivalents for the three and nine month periods ended November 30, 2009 consisted of warrants totaling 6,549,721.

NOTE 3:   COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

During the three months ended November 30, 2010, the Company issued 28,500 shares of common stock as compensation with a total value of $6,270, which was based on the fair value of the stock on the date of grant.

The Company from time to time has granted warrants in lieu of cash compensation for services performed or financing expenses.  The Company has determined the estimated value of these compensatory warrants using the Black-Scholes pricing model.  There were no expenses charged to operations for compensatory warrants granted in exchange for services for the three and nine month periods ended November 30, 2010 and $1,697 for the three and nine month period ended November 30, 2009.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued by the Company.

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price
Outstanding at February 28, 2010	6,549,721	0.25
Granted	-	-
Exercised	-	-
Forfeited	(100,000)	0.40
Outstanding at November 30, 2010	6,449,721	0.25
Vested at November 30, 2010	6,449,721	0.25
Exercisable at November 30, 2010	6,449,721	0.25

The following table summarizes significant ranges of outstanding warrants as of November 30, 2010:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Life (Years)	Price	Outstanding	Price
$0.19	600,000	0.002	$0.19	600,000	$0.19
0.23	4,000,000	0.002	0.23	4,000,000	0.23
0.29	107,221	0.002	0.29	107,221	0.29
0.33	1,700,000	0.002	0.33	1,700,000	0.33
0.16	30,000	0.002	0.16	30,000	0.16
0.25	10,000	0.002	0.25	10,000	0.25
0.40	2,500	0.002	0.40	2,500	0.40
	6,449,721		$0.25	6,449,721	$0.25

NOTE 4:    INVENTORY

The Company’s inventory consisted of the following at November 30,2010 and February 28, 2010:
Raw materials	$117,797	$197,231
Finished goods	367,763	257,106
	485,560	454,337
Reserve for obsolete and slow moving inventory	(195,544)	(70,662)
	$290,016	$383,675

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:    LINE OF CREDIT

As of November 30, 2010, the Company has a line of credit agreement, totaling $100,000. The line of credit bears interest at the lending institutions’ index rate (3.0% at November 30, 2010) plus two percent and is due February 1, 2011. As of November 30, 2010, the Company has borrowed $50,000 against the line of credit, which is recorded as a note payable on the accompanying consolidated balance sheet. The line of credit agreement does not include any limitations on borrowings or any restrictive debt covenants.

NOTE 6:    CONCENTRATIONS

Sales to four significant customers for the three and nine month periods ended November 30, 2010 represented 70% and 65%, respectively, of  total revenue.  For the three and nine months ended November 30, 2009, the Company had sales to one customer that totaled 50% of total revenue in both time periods.

As of November 30, 2010, receivable balances from two customers accounted for 44% of total accounts receivable.

NOTE 7:    RELATED PARTY TRANSACTIONS

During the three and nine months ended November 30, 2010, payments totaling $17,500 and $60,280, respectively, were made to TAM Irrevocable Trust as compensation for consulting services provided compared to the three and nine months ended November 30, 2009, payments totaled $9,000 and $26,750, respectively.

At February 28, 2010, the Company had outstanding notes payable from the Company’s primary shareholder (the TAM Irrevocable Trust, in which Cari Beck, is the trustee as well as a daughter of Carl Palmer (an officer and Board member) totaling and $471,088. A portion ($299,175) of these notes bore interest at 10% per annum, while $171,913 of the notes payable bore interest at a rate of 3.25%. The Company paid off the outstanding notes payable, including interest, owed to the TAM Irrevocable Trust in September and October, 2010.

NOTE 8:  SUBSEQUENT EVENTS

In December 2010, the Company issued warrants to purchase approximately 8.5 million shares of common stock to certain individuals, including related parties, exercisable at $0.21 per share.  The warrants vest over five years and have a ten year life.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiary (the “Company”) for both the three and nine month periods ended November 30, 2010 and 2009. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended February 28, 2010.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

Our principal business address is 32963 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summary historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three months and nine months periods ended November 30, 2010 and 2009 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three-month period ended November 30, 2010 compared to the corresponding period in 2009

			Year over
	2010	2009	year change	%

Sales	$1,280,017	$798,604	481,413	60%
Cost of sales	656,554	386,428	270,126	70%
Gross profit	623,463	412,176	211,287	51%
Gross profit %	49%	52%
Selling and marketing expenses	30,302	50,725	(20,423)	-40%
General and administrative expenses	195,267	165,904	29,363	18%
Compensation to executive officers and related parties	45,694	36,236	9,458	26%
Interest expense to related parties	841	9,652	(8,811)	-91%
Net Income	308,778	146,946	161,832	110%
Net Income %	24%	18%

Sales. Our customer concentration is constantly changing which contributes to much of the fluctuation in sales.  The current period increase in sales is primarily due to sales to four customers who accounted for 70% of sales in the three-month period ended November 30, 2010 compared to 50% in the same period ended November 30, 2009.  There was also a significant increase in website sales for the three-month period ended November 30, 2010 by $57,000 as more and more customers are discovering this means of purchasing our product.  Bottle revenue increased from $135,000 to $320,000.  Replacement filter revenue increased from $75,000 to $159,000.  Additional sales of the filter only were included in sales for the three month period ended November 30, 2010 which increased revenue by $256,000. It is normal for sales by product to fluctuate from quarter to quarter.  Further, sales are expected to continue to increase going forward.

Cost of sales and gross profit percentage. The increase in cost of sales is largely a direct result of the 60% increase in sales for the three-month period ended November 30, 2010 from the comparable period in the prior year.  Cost of sales increased by 70% from period to period by comparison, resulting in a decline in gross profit margin to 49% from 52%.  Our profit margin will fluctuate from time to time based on the product mix within sales.  This increase in cost of sales in the current period was partially offset by the sale of some higher gross margin products.   We are continuing to pursue efficiencies in the production process and are negotiating for better filter prices and believe that gross margins will improve further if we are successful in these plans.  Cost of direct materials used in production of product for the three month period ended November 30, 2010 increased by approximately 62% due to a slight increase in a couple of key components and additional products being upgraded or added to the product line compared to the same period in the prior year.

Selling expenses. Selling expenses consist primarily of commissions paid to salespeople, however not all sales are commissionable.  The decrease in selling expenses for the three-month period ended November 30, 2010 when compared to the same period in 2009 is largely a direct result of the decrease in commissionable sales and the increase in customer sales fluctuations.  Since overall sales increased $481,400, the significant decrease in commissionable sales results in selling expenses comprising a smaller percentage of sales than we would normally expect.  Selling expenses comprised 2% of sales for 2010 compared to 6% for 2009.

General and administrative expenses. The increase of $29,363 was due to the increase in sales.. We expect only a slight increase in general and administrative expenses for the remainder of fiscal 2011 as we expand to handle the growth of our sales.

Compensation to executive officers and related parties.  The increase in compensation to executive officers for the three-month period ended November 30, 2010, compared to the three-month period ended November 30, 2009, is due to monthly payments paid to the Company’s officers for services rendered.     During the three months ended November 30, 2010, payments were made totaling $17,500 to the TAM Irrevocable Trust as compensation for consulting.  To further this increase, payments to two officers increased by $3,900 in the period ended November 30, 2010 compared the three months ended November 30 in the prior year.  These increases were discretionary increases based on the Company’s increased profitability in the current year.

Interest expense to related parties. The decrease in interest expense to related parties for the three-month period ended November 30, 2010, compared to the three-month period ended November 30, 2009, is due to the repayment on the outstanding notes payable balance during the period ended November 30, 2010.

Net Income. Net income for the three-month period ended November 30, 2010 was $308,778 compared to net income of $146,946 for the three-month period ended November 30, 2009.  This was due to the increase in revenues offset by the decrease in gross profit margin discussed above and an increase in general and administrative expense in the three-month period ended November 30, 2010.

Nine-month period ended November 30, 2010 compared to the corresponding period in 2009

			Year over
	2010	2009	year change	%

Revenues	$3,191,538	$1,829,641	1,361,897	74%
Cost of sales	1,580,816	997,779	583,037	58%
Gross profit	1,610,722	831,862	778,860	94%
Gross profit %	51%	45%
Selling and marketing expenses	103,197	79,148	24,049	30%
General and administrative expenses	504,463	419,960	84,503	20%
Compensation to executive officers and related parties	150,447	50,600	99,847	197%
Interest expense to related parties	9,004	28,869	(19,865)	-69%
Net Income	799,110	241,491	557,619	231%
Net Income %	25%	13%

Revenues. The increase in revenues is primarily due to sales to four customers who accounted for 65% of sales in the period ended November 30, 2010 compared to 50% in the same period of the prior year.  This increase in sales was further expanded by the fluctuation of sales between customers; however we expect to continue to expand our customer base. Approximately 98,900 plastic bottles were sold during the nine-month period ended November 30, 2010 at an average price of $10.07 per bottle compared to the previous year in which approximately 83,700 plastic bottles were sold at an average price of $9.01. The remaining sales by product for the period ended November 30, 2010 were $704,000 in mission packs, $369,000 in pitchers, $297,000 in replacement filters, and $291,000 in stainless steel bottles compared to the period ended November 30, 2009 in which sales included $343,000 for mission packs, $40,000 in pitchers, $75,000 in replacement filters, and $110,000 in stainless steel bottles.  As noted in the three month discussion, the Company is well positioned to finish out the year well ahead of prior year’s sales.

Cost of sales and gross profit percentage. The increase in cost of sales is primarily a direct result of sales increasing during the nine-month period ended November 30, 2010.  As a percentage of sales, the gross profit margin during the nine months ended November 30, 2010 increased to 51% from 45% for the nine months ended November 30, 2009 due to longer  production runs being centered on a higher quantity of products reducing the labor costs associated with these items.  Our profit margin will also fluctuate from time to time based on the product mix within sales.  The increase in the current period is due to the sale of higher gross margin products.  As mentioned above, a large reason for the increase in sales was a $329,000 increase in sales of the pitcher, a $220,000 increase in replacement filter sales, and a $361,000 increase in sales of the missionary pack versus prior year.  The missionary pack results in a higher margin per unit than many of our other products.  We are continuing to pursue efficiencies in the production process and are negotiating for better filter prices and believe that gross margins will improve further if we are successful in these plans.

Selling expenses. Selling expenses consist primarily of commissions paid to salespeople, however not all sales are commissionable. The increase in selling expenses for the nine-month period ended November 30, 2010 when compared to the same period in 2009 is largely a direct result of the increase in commissionable sales to two customers totaling $66,400 in commission for the period ended November 30, 2010 compared to $57,000 in the same period ended November 30, 2009.  Since overall sales increased $1,361,897, the significant increase in commissionable sales results in selling expenses comprising a smaller percentage of sales than we would normally expect.  Selling expenses comprised 0.3% of sales for 2010 compared to 4.3% for 2009. We expect sales commissions to be approximately 2% of sales for the remainder of fiscal year 2011.

General and administrative expenses. Significant components of general and administrative expenses are printing and reproduction of $30,000 for 2010 compared to $18,000 in 2009 due to different manuals being made in the current year; gift-bonus expense of $18,000 in 2010 compared to $7,200 in 2009 due to an increase in sales; wages and salaries expense of $112,000 in 2010 compared to $104,000 in 2009 due to an employee being hired in June 2009 that is still with the Company, and insurance expense of $47,900 in 2010 compared to $23,500 in 2009 directly reflected by the increase in payroll.  We expect only a slight increase in general and administrative expenses for the remainder of fiscal 2011 as we expand to handle the growth of our sales.

Compensation to executive officers and related parties.  The increase in compensation to executive officers for the nine-month period ended November 30, 2010, compared to the nine-month period ended November 30, 2009, is due to monthly payments paid to the Company’s officers for services rendered.   During the nine months ended November 30, 2010, payments totaling $58,999 were made to the TAM Irrevocable Trust as compensation for consulting.  To further this increase, payments to two officers were increased by $67,500 in the period ended November 30, 2010 compared the nine months ended November 30 in the prior year.  These increases were discretionary increases based on the Company’s increased profitability in the current year.

Interest expense to related parties. The decrease in interest expense to related parties for the nine-month period ended November 30, 2010, compared to the nine-month period ended November 30, 2009, is due to the repayment on the outstanding notes payable balance during the period ended November 30, 2010.

Net Income. Net income for the nine-month period ended November 30, 2010 was $799,110 compared to $241,491 for the nine-month period ended November 30, 2009.  This was due to the increase in revenues in the nine-month period ended November 30, 2010.  Further, we expect continued improvement in the Company’s profitability since we are proceeding to ramp up the business.

Liquidity and Capital Resources

Net cash provided by operating activities. During the nine-month period ended November 30, 2010, the Company funded its operations primarily through product sales and collection of related receivables. Our accounts receivable increased by $82,657 due to sales increasing the current fiscal year and the timing of collection due to different payment terms created for one of the larger customers. We decreased our inventory levels by $93,659 and increased prepaids by approximately $21,000 in anticipation of continued sales growth in fiscal 2011. Our accounts payable and accrued expenses both increased by $52,951.

Net cash used in investing activities. During the nine-month period ended November 30, 2010, cash used in investing activities was $46,928 for the purchase of property and equipment and intangibles compared to $10,748 during the same time period in the prior fiscal year.

Net cash used in financing activities. The increase in cash used in financing activities during the nine-month period ended November 30, 2010 was largely due to repayments totaling $432,921 on notes payable, of which $471,088 was for payments on related party notes payable, compared to $8,581 in the time period of 2009, offset partially by proceeds of $50,000 from increased borrowings under the line of credit.

Our principal sources of liquidity have historically been funds generated from operating activities and borrowings from the TAM Irrevocable Trust, one of our principal shareholders and borrowing under our line of credit. At February 28, 2010, the Company had outstanding notes payable from the Company’s primary shareholder(the TAM Irrevocable Trust, in which Cari Beck, is the trustee as well as a daughter of Carl Palmer an officer and Board member) totaling and $471,088. A portion ($299,175) of these notes bore interest at 10% per annum, while $171,913 of the notes payable bore interest at a rate of 3.25%. The Company paid the outstanding notes payable, including interest, owed to the TAM Irrevocable Trust in September and October, 2010.  The Company believes that despite the increase in sales experienced during the fiscal years ended February 28, 2010 and February 28, 2009 and the nine-month period ended November 30, 2010, additional funding may still be required from the TAM Irrevocable Trust or other shareholders to handle the growth in sales volume. During April 2010, the TAM Irrevocable Trust committed to providing up to $250,000 in additional funding.

As of November 30, 2010, the Company had $867,515 in cash and cash equivalents and $50,000 in borrowings outstanding on its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. The Company believes it has liquidity to meet its operating needs through the balance of fiscal 2011.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15(e) or Rule 240.15d-15(e) of this chapter that occurred during our most recent fiscal three months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report by the Company’s independent registered public accounting firm regarding internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

 As of the date of this document, we know of no material legal proceedings pending or threatened or judgments entered against the Company or any of our directors or officers in his or her capacity as such.

 ITEM 1A. RISK FACTORS –

There have been no changes to our Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 8, 2010.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine-month period ended November 30, 2010, the Company issued 28,500 shares of restricted stock to employees for services rendered valued at $6,270.  No warrants or options were issued in the same time period
.
The Company’s previously outstanding warrants expired in December 2010 and new warrants were issued on December 15, 2010 exercisable at $0.21 per share, with a five year vesting period, and have a ten year life.

The Company relied upon exemptions available under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and analogous state exemption for the issuance of the foregoing securities.

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

Reports on Form 8-K

We filed the following Form 8-Ks during the fiscal quarter ended November 30, 2010.  On October 18, 2010 we announced our earnings for the fiscal quarter ended August 31, 2010. On November 8, 2010 we announced $1 million in new orders for the fiscal quarter ended November 30, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Seychelle Environmental Technologies, Inc.

Date: January 13, 2011	By:	/s/ Carl Palmer
Carl Palmer Director, Chief Executive Officer and President

Date: January 13, 2011	By:	/s/ Jim Place
Jim Place Director and Chief Financial Officer and Chief Operating Officer