Form 10-K
period 2011-02-28
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2011-05-31
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) : Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock, as of February 28, 2011 was 25,882,646.  Moreover, the aggregate market value of the voting stock of the Registrant held by non-affiliates as of May 25, 2011 was approximately $4,587,000.

The number of shares outstanding of the registrant's common stock, as of May 27, 2011 was 25,882,646.

References in this document to "us," "we," “Seychelle,” “SYEV,” or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiary, Seychelle Water Technologies, Inc., a Nevada corporation.

TABLE OF CONTENTS

PART I	Page

Item 1. Business	3

Item 1A. Risk Factors	6

Item 1B. Unresolved Staff Comments	10

Item 2. Properties	10

Item 3. Legal Proceedings	10

Item 4. Removed and Reserved	11

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11

Item 6. Selected Financial Data	12

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	16

Item 8. Financial Statements and Supplementary Data	16

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	33

Item 9A(T). Controls and Procedures	33

Item 9B. Other Information	34

PART III

Item 10. Directors, Executive Officers and Corporate Governance	34

Item 11. Executive Compensation	36

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	38

Item 13. Certain Relationships and Related Transactions, and Director Independence	38

Item 14. Principal Accounting Fees and Services	43

Item 15. Exhibits, Financial Statement Schedules	40

Financial Statements	17-32

Signatures	42

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

As of February 28, 2011, Seychelle has sold over 4 million portable water filtration bottles throughout the world to customers such as individuals, dealers, distributors, governments, militaries, non-governmental organizations and emergency relief organizations such as the International Red Cross, Eco-Challenge, Kenya Wild Life Service, La Cruz Roja de Mexico and the N.Y. Institute for the Blind. In addition, the Company has donated thousands of portable bottles to church groups and missionaries worldwide.

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

Principal Products or Services and their Markets

Current Products

Seychelle has a varied line of portable filter bottles for people on the go. The current products include: Flip-Top and Pull Top bottles, Canteens, Water Pitchers, Pure Water Pump, Bottoms-Up bottles, Stainless Steel bottles, In-Line Filter, Pure Water Bag, Pump N’ Pure and   Pure Water Straws.  They include either standard or advanced filters (for virus and bacteria control). Sizes are from 18 ounce to 38 ounces, and provide up to 100 gallons of pure drinking water from any fresh water source; running or stagnant (such as rivers, lakes, ponds and streams).

New Products

We have re-engineered the Flip Top bottle to eliminate parts, reduce costs, provide a more streamlined look, and add a disinfectant capability. Additionally, the In-Line Filter has been changed to provide greater filter media, and meet field conditions that require a longer, narrower design. Our straw filter line has been re-designed so that consumers actually  see the filter in the straw; and we have changed the base on the water pitcher to a more clear plastic which greatly enhances the looks of the pitcher on a kitchen counter.

 Manufacturing

The Company has determined that the production and assembly of some of our product components can be achieved in China at a lower cost than in the U.S. while maintaining equivalent quality standards; however, our proprietary filter will continue to be manufactured in the U.S. The assembly of our products is completed at our facility in San Juan Capistrano, California.

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

Several distributors sell the Company’s portable water filtration products to customers in specific distribution channels; including: retail, multi-national corporations, foundations, sports, governmental agencies, and the military (both domestically and internationally). We have recently added new distributors in Brazil, Mexico, Slovenia, Colombia, Norway and Korea.

Raw Materials

Seychelle’s filters include powdered water-activated coconut and other media as components in the porous plastic ionic filter. To date, there is an adequate availability of material for all of our products. We do not expect this situation to change in the near future.

Customers and Competition

Seychelle products compete against companies offering water filtration and bottled water including (1) bottled water and (2) home water treatment systems provided by suppliers (such as independent dealers, distributors, catalogs, internet sellers, etc.) in the form of reverse osmosis systems, distillation, and filtration systems.  Therefore, Seychelles’ portable and home filtration products compete in a limited segment of the drinking water market as an alternative to other sources of filtered or purified drinking water.

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

Currently, the majority of our sales are to customers in the U.S.  However, we are in contact with several overseas distributors and sales could increase in the future in these countries if customers have a greater demand for safe drinking water  As of February 28, 2011, we had three customers, each respectively accounting for 21%, 19% and 19%, respectively, of our total sales.

Backlog

As of February 28, 2011, we had a backlog of $796,978 in unshipped orders.

Employees

As of February 28, 2011, we had a President and two (2) executive employees managing the Company with two (2) administrative employees supporting that effort.  In assembly, operations and warehousing we had twelve (12) full-time employees and four (4) independent contractors working to fill orders.

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

.During April 2006, the Company issued 50,000 shares of common stock to the shareholders of Continental Technologies, Inc. (Continental) with an approximate value of $16,100 for the Redi Chlor brand name, trademark and the use of the EPA Registration Number 55304-4-7126.  However, as of this date we have replaced the Redi Chlor product with the integration of BIOSAFE® antimicrobial media to all Seychelle water filters.  Seychelle has been granted a worldwide exclusive license for the BIOSAFE® technology.  BIOSAFE® is an effective antimicrobial polymer that physically disrupts the target organism’s cell membrane, thereby reducing microbial contamination by 99.99%.  BIOSAFE is safe, non-toxic and non-leaching, EPA approved and has been reviewed by the FDA as a modifier of medical devices.  Tests were performed under NSF standards.  BIOSAFE patented technology has proven to be effective against bacteria, fungi (mold and mildew), yeast, algae and certain viruses.  BIOSAFE® is colorless, tasteless, and odorless and has an indefinite shelf life.

As these patents expire over 6 and 7 years, the Company cannot at this time estimate the financial impact of the expiration of these patents.

Trademark registrations filed with the United States Patent and Trademark Office for Seychelle, Aqua Gear and Pres 2 Pure have been approved.

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

Research and Development

We did not spend a significant amount for research and development activities during the fiscal year ended February 28, 2011.  Virtually all research, development and testing are performed by Carl Palmer, the Company’s CEO, as part of his day-to-day duties.

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

We have become profitable in our two most recent fiscal years. We cannot guarantee that we will continue to conduct profitable operations.

Through February 28, 2009, we had incurred significant losses. However, sales activity for the twelve months ended February 28, 2011 increased significantly over the past year, and we have recorded profits and positive cash flows from operations. We had net income for the year ended February 28, 2011 of $1,711,790 compared to a net income for the year ended February 28, 2010 of $562,930.  This reduced the accumulated deficit to $4,741,129.  Nevertheless, we have a limited history of profitable financial results upon which an investor may judge our potential. The Company has not engaged in enough consistent profitable business activity over a sustained period of time to be said to have a successful operating history.

The water filtration business is subject to intense competition and subject to numerous risks. Many of our competitors have substantially greater capabilities and resources and may be able to develop and commercialize products before we do.

The water filtration business is highly competitive with many companies having access to the same market. Technological competition from larger and more established companies is significant and expected to increase. Most of the companies with which we compete and expect to compete have far greater capital resources and significant research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sale and marketing of their products than we can. In addition, one or more of our competitors may succeed or may already have succeeded in developing technologies and products that are more effective than any of those we currently offer or are developing. In addition, there can be no guarantee that we will be able to protect our technology from being copied or infringed upon. There can be no assurance that we will have the necessary resources to be competitive. Therefore, investors should consider an investment in us to be an extremely risky venture..

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

For the year ended February 28, 2011, three customers collectively accounted for approximately 60% of our total sales.   Management believes that if future revenues from its significant customers decline those revenues can be replaced through the sales to other customers.  However, there can be no assurance that this will occur which could result in an adverse effect on the Company’s financial condition or results of operations in the future.

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

The anticipated benefits of future acquisitions, if consummated, may not materialize.  Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, the incurrence of debt, contingent liabilities, or write-offs of intellectual properties any of which could harm our financial condition.  Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

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

If We Fail in Maintaining Effective Internal Control Over Financial Reporting, The Price of Our Common Stock May be Adversely Affected.  However, We Have Determined That Our Internal Control Over Financial Reporting Are Effective as of February 28, 2011.

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

 If We Fail to Comply with Section 404 of the Sarbanes-Oxley Act of 2002  in a Timely Manner, Our Business Could Be Harmed and Our Stock Price Could Decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require management’s annual assessment of our internal control over financial reporting.  The standards that must be met for the management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.  We have incurred, and expect to incur, significant expenses and to devote resources to Section 404 compliance during fiscal year 2011 and on an ongoing basisIn the event that our Chief Executive Officer, Chief Financial Officer determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react on how the market prices of our shares will be affected, however, we believe that there is a risk that investor confidence and share value may be negatively impacted.

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

We may be impacted by new regulatory requirements as a result of the passage of the Dodd-Frank Act.

In July, 2010, Congress enacted the Dodd-Frank Act, which instituted major changes in the regulatory regime for public companies. At the present time, we do not believe that Seychelle will be impacted in a material way by this legislation. However, the implementation of the provisions of the Dodd-Frank Act are subject to regulations which have not yet been written and its statutory provisions have not been the subject of extensive judicial review, so we cannot guarantee that we may not come under its purview at some point in the future and be affected negatively by it.

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

ITEM 2. DESCRIPTION OF PROPERTY.

As of February 28, 2011, our business office was located at 32963 Calle Perfecto, San Juan Capistrano, CA 92675. Our telephone number at this address is 949-234-1999. We pay a total of approximately $8,300 in rent per month for approximately 9,900 square feet of office, operations and warehousing. We have a lease with an unaffiliated third party, which was initiated in June 2009 will expire in June 2014.   The Company is uncertain as to whether this lease will be renewed again upon expiration.

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

ITEM 4. REMOVED AND RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market or Markets

Our Common Stock began trading in 1997 on the OTC Bulletin Board (“OTCBB”).  Since the consummation of trading our common stock, market makers and other dealers have provided bid and ask quotations of our Common Stock under the symbol "SYEV." We were de-listed from the OTCBB in 2002 and were traded on the "Pink Sheets" from December 2002 to March 11, 2008 when we were re-listed on the OTCBB. The table below represents the range of high and low bid quotations of our common stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions. For the fiscal year ended February 28, 2011, the common stock was at a High bid price of $0.34 and a Low bid price of $0.18.

Fiscal Year 2011	High Bid	Low Bid

Quarter Ended:

First Quarter May 2010	$0.34	$0.23

Second Quarter August 2010	$0..33	$0..22

Third Quarter November 2010	$0.31	$0..18

Fourth Quarter February 2011	$0.30	$0..20

Fiscal Year 2010	High Bid	Low Bid

Quarter Ended:

First Quarter May 2009	$0.40	$0.10

Second Quarter August 2009	$0.40	$0.22

Third Quarter November 2009	$0.30	$0.18

Fourth Quarter February 2010	$0.31	$0.15

Approximate Number of Holders of Common Stock

As of February 28, 2011, there were approximately 360 shareholders of record of our common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary as of and for the fiscal years ended February 28, 2011 and 2010, respectively.  The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

 Critical accounting policies for us include our accounting for inventory reserves, sales returns reserves, share based payment arrangements and determination of the valuation allowance for deferred tax assets

Inventory Reserves

At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence.  This evaluation includes an analysis of sales levels by product type.  Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the market value of the inventory.  This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, and the period over which cash flows will occur. Provisions are made to reduce excess or obsolete inventories to their estimated market values.  Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory.  The Company’s reserve for excess and obsolete inventory amounted to $265,285 as of February 28, 2011 and $70,662 as of February 28, 2010.

Sales Returns Reserves

The Company analyzes sales returns in accordance with FASB Accounting Standards Codification (ASC)  Topic 605, Revenue Recognition. Estimates for sales returns are based on a variety of factors, including actual return experience of specific products or similar products. The Company also reviews its estimates for product returns based on expected return data communicated to us by customers.  Management is able to make reasonable and reliable estimates of product returns based on our history in this business.  The company recorded an allowance for sales returns of approximately $90,000 as of February 28, 2011.

Share Based Payment

FASB ASC Topic 718, Compensation – Stock Compensationt, requires companies to estimate the fair value of share based payments on the date of grant. For stock grants, the Company uses the closing price on the date of grant. For warrants, the Company uses the Black Scholes option pricing model. In order to estimate the fair value of the warrants, certain assumptions are made regarding future events. Such assumptions include the estimated future volatility of the Company’s stock price, the expected lives of the awards and the expected dividends, and risk-free rate. Changes in these estimates would change the estimated fair value of the awards, the corresponding accounting for the awards.

Income Taxes

We account for income taxes using the asset and liability method under which deferred tax assets or liabilities are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Recent Accounting Pronouncements

In April 2010, the FASB issued an update to its accounting guidance regarding Stock Based Compensation. The guidance addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This update amends the guidance to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. Management is currently evaluating the potential impact of this guidance on its consolidated financial statements.

In 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement and results in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011.   The effect of adoption of these provisions on the Company’s consolidated financial statements has not yet been analyzed.

Results of Operations

Our summary historical financial data is presented in the following table to aid you in your analysis.  You should read this data in conjunction with this section entitled Management Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this annual report.  The selected consolidated statements of operations data for the fiscal years ended February 28, 2011 and 2010 are derived from our consolidated financial statements included elsewhere in this annual report

Fiscal year ended February 28, 2011 compared to the corresponding period in fiscal 2010.

Selected Financial Data

	Years Ended
	February 28,		February 28,		Percentage
	2011		2010	Difference	Change

Sales	$4,470,090		$2,743,671	1,726,419	63%
Cost of sales	2,189,101		1,354,121	834,980	62%
Gross profit	2,280,989		1,389,550	891,439	64%
Gross profit percentage	51%		51%		0%

Selling, general and administrative expenses	1,057,612		755,333	302,279	40%
Income from operations	1,187,139		615,271	571,868	93%
Interest expense (including related party)	(13,336)		(50,281)	36,945	73%
Interest income	1,030		551	479	87%
Other income (expense)	(17,211)		(2,611)	(14,600)	559%
Benefit from income taxes	564,168		-	564,168	100%
Net Income	1,711,790		562,930	1,148,860	204%
Net income percentage	38%	*	21%		17%

Net cash provided by operating activities	1,252,498		490,666	761,832	155%
Net cash used in investing activities	(59,905)		(36,982)	(22,923)	62%
Net cash used in financing activities	(450,470)		(111,932)	(338,538)	302%

* Net income before the current year benefit from income taxes as a percentage of sales is 26%.

Sales. The increase in sales is primarily attributable to growth in the sales of our plastic drinking bottles, water pitchers, replacement filter, and mission packs, which include a bottle and a replacement filter, throughout fiscal year ended February 28, 2011.  Four product groups accounted for the bulk of the increase.  Overall, these product groups accounted for 73% of the sales:  plastic drinking bottles (28%), bottle and replacement filter packs  (19%), replacement filters(11%), and pitchers  (15%).  Customer concentration is constantly changing which contributes to much of the fluctuation in sales.  During the fiscal year ended 2011, three customers accounted for 59% of total sales.  Management is actively pursuing additional sales opportunities by contacting potential new customers and we expect sales in the year ending February 28, 2012 to be comparable to or higher than the level in the year ended February 28, 2011.

Cost of sales and gross profit percentage.  The increase in cost of sales and corresponding increase in gross profit dollars is primarily due to an increase in sales of plastic drinking bottles, water pitchers, replacement filter, and mission packs versus prior year.  We are negotiating for better filter prices and believe that gross margins will improve further if we are successful in our negotiations and receive discounts due to higher volume purchases.

Selling, General and administrative expenses. The increase in general and administrative expenses was primarily due to the increase in consulting fees of approximately $87,000.  This increase was further increased by higher wages of $20,000 due to hiring more employees during the year, utilities increasing by $15,000 at our new facility, a $12,000 increase in legal expense, a $15,000 in the Company’s worker’s comp insurance policy, a $10,000 increase in medical insurance, a $30,000 increase in sales commission, a $10,000 increase in printing fees, and a $14,000 increase in merchant fees due to increase sales..  There were no individual accounts that had variances which were material except those mentioned above.  SG&A expenses should increase from a total dollar standpoint, but not a s a percentage of sales.  If anything, the percentage will be flat to down.

Interest expense. Interest expense decreased due to the Company paying off most of the Company’s outstanding debt in the fiscal year ended 2011.

Interest income. The increase in interest income was due to higher balances being carried in interest bearing accounts at the bank.

Benefit from income taxes.  The increase in benefit from income taxes is primarily due to the reversal of a portion of the valuation allowance provided against deferred tax assets.  Prior to the fiscal year ended February 28, 2010, the Company had a history of losses and accumulated a significant number of net operating loss carryforwards (NOL’s).  Due to the uncertainty of the Company’s ability to utilize these NOL’s in the future, a full valuation allowance was provided against deferred tax assets at that time.  For the years ended February 28, 2011 and 2010, the Company achieved increasing pretax income and was able to utilize NOL carryforwards of  approximately  $1.4 million and $600,000 in these periods, respectively.  The provision for income taxes in the consolidated statements of income for those periods would have reflected tax expense related to the utilization of NOL’s, however, the reversal of a portion of the previously recorded valuation allowance provided a tax benefit that offset the expense for reporting purposes.  Given that the Company now has reported pretax income in the last two years and expectations of continued profitability in the future, there is currently a more optimistic outlook as to whether the Company will be able to utilize the NOL’s before expiration.  As a result, the Company has reversed a portion of the valuation allowance, resulting in a current year tax benefit of approximately $695,000.  Usage of net operating loss carryforwards has been temporarily suspended by the state of California, thus provision for state income taxes of  $131,000 was recorded, which reduces the net benefit  to approximately $564,000..

Net Income. The net income for the fiscal year ended February 28, 2011 was $1,711,790 ($0.07 per basic share) or 204% more than 2010, which was $562,930 ($0.02 per basic share) due to the increase in sales during the year and the tax benefit recorded in fiscal year ended February 28, 2011, as discussed above.  Without the tax benefit of $564,168 the increase over prior year would have been $584,692 or 104%.   In addition, this improvement in net income was also the result of better overall control of expenses and the continued emphasis on higher gross margin items. Further, we expect continued improvement in the profitability of the Company.

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

The following table summarizes our significant contractual obligations on an undiscounted basis as of February 28, 2011 and the future periods in which such obligations are expected to be settled in cash or converted into the Company’s common stock. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in footnotes, as referenced below:

	Total	Less Than 1 Year	1- 3 Years	3-5 Years	More Than 5 Years	Convertible to Stock or Warrants
Accounts payable and accrued liabilities	$230,732	$230,732	$-	$-	$-	$-
Customer deposits	65,454	65,454	-	-	-	-
Note payable	53,037	53,037	-	-	-	-
	349,223	349,223	-	-	-	-
Other contractual commitments (1)	331,241	99,718	231,523	-	-	-
Total contractual obligations	$680,464	$448,941	$231,523	$-	$-	$-

(1) Office lease commitment expiring June 2014 and office equipment lease expiring 2015.

Liquidity and capital resources.

Net cash provided by operating activities. During the fiscal years ended February 28, 2011 and 2010, the Company funded its operations through sales of products and a minimal level of borrowings. Additionally, the Company has historically paid its related party interest expense in stock purchase warrants. These activities conserve cash. Additionally, the Company has been successful in collecting its accounts receivable timely, which also helps with operating cash flow.  Total cash provided through operations totaled $1,252,498 in 2011 and $490,666 in 2010.  This increase is primarily due to the increase in sales from 2010 to 2011, along with controlled operating expenses and increased profitability.

Net cash used in investing activities. The $59,905 and $36,982 of cash used in investment activities during fiscal 2011 and 2010 cash used is due to purchasing equipment throughout each year.

Net cash used in financing activities. In 2010, we repaid $111,932 in notes payable. In 2011, we repaid $471,088 in notes payable.

The Company currently estimates monthly cash requirements of $60,000 to cover selling, general and administrative costs. Gross profits from sales are expected to provide sufficient cash flows to meet these cash requirements and pay contractual commitments.

As of February 28, 2011, the Company has unrestricted cash of approximately $1,240,000 and a backlog of $797,000 in orders to fill.  The Company does not believe that additional funding will still be required in the form of related party notes or other shareholder investment.   During April 2008, the TAM Trust committed to providing up to $250,000 in additional funding, if required.  As of February 28, 2011, $250,000 of this commitment was available to us, if needed

Capital expenditures.

We do not expect any major capital expenditures in fiscal 2012.  However, minor purchases of additional molds or tooling may be needed to expand our product line.  We will be able to fund these purchases from cash on hand and we will not require outside financing.

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

We have audited the accompanying consolidated balance sheets of Seychelle Environmental Technologies, Inc. and subsidiary (the Company) as of February 28, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seychelle Environmental Technologies, Inc. and subsidiary as of February 28, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Windes & McClaughry
Windes & McClaughry

Irvine, California
May 27, 2011

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Balance Sheets

ASSETS
	February, 28
	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$1,244,290	$502,167
Accounts receivable, net of allowance for doubtful accounts and sales returns of $99,406 and $11,537, respectively	53,710	224,468
Inventory, net	447,489	383,675
Prepaids, deposits and other current assets	77,520	34,079
Total current assets	1,823,009	1,144,389

PROPERTY AND EQUIPMENT, NET	98,977	117,016

OTHER ASSETS
Intangible assets, net	7,243	9,742
Deferred tax assets	694,833	-
Other assets	8,514	8,514

TOTAL ASSETS	$2,632,576	$1,279,661

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$230,732	$134,292
Customer deposits	65,454	110,538
Accrued interest payable to related party	-	50,034
Notes payable and capital lease obligation	53,037	14,870
Total current liabilities	349,223	309,734

LONG-TERM LIABILITIES

Long-term notes payable – related party	-	471,088
Total long-term liabilities	-	471,088

Total liabilities	349,223	780,822

Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY
Preferred stock, 6,000,000 shares authorized,
none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares
authorized, 25,882,646 and 25,854,146 shares
issued and outstanding, respectively	25,883	25,854
Treasury stock	(17,549)	-
Additional paid-in capital	7,016,148	6,925,904
Accumulated deficit	(4,741,129)	(6,452,919)

Total Stockholders' Equity	2,283,353	498,839
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,632,576	$1,279,661

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Statements of Income

	For the Years Ended
	February 28,

	2011	2010

SALES	$4,470,090	$2,743,671
COST OF SALES	2,189,101	1,354,121
GROSS PROFIT	2,280,989	1,389,550

OPERATING EXPENSES
Selling, general and administrative expenses	1,057,612	755,333
Depreciation and amortization	46,238	18,946

Total operating expenses	1,103,850	774,279

INCOME FROM OPERATIONS	1,177,139	615,271

OTHER INCOME (EXPENSES)
Interest income	1,030	551
Interest expense-related party	(9,004)	(37,829)
Interest expense	(4,332)	(12,452)
Other (expense)	(17,211)	(2,611)

Total other (expenses)	(29,517)	(52,341)

INCOME BEFORE INCOME TAX BENEFIT	1,147,622	562,930

Income tax benefit	564,168	-

NET INCOME	$1,711,790	$562,930
NET INCOME PER SHARE
Basic	$0.07	$0.02
Diluted	$0.06	$0.02
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING
Basic	25,861,076	25,833,105
Diluted	26,698,158	26,825,605

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended February 28, 2011 and 2010

					Retained
				Additional	Earnings:
	Common Stock		Treasury	Paid-In	(Accumulated
	Shares	Amount	Stock	Capital	Deficit)	Total

Balance at March 1, 2009	25,824,146	$25,824	$-	$6,907,637	$(7,015,849)	$(82,388)

Issuance of common stock for compensation	30,000	30		6,570	-	6,600
Warrants issued for services				1,697		1,697
Contributed services				10,000		10,000
Net income	-	-		-	562,930	562,930
Balance at February 28, 2010	25,854,146	25,854	-	6,925,904	(6,452,919)	498,839

Issuance of common stock for compensation	28,500	29		6,241	-	6,270
Contributed services				10,000		10,000
Common stock repurchased	-	-	(17,549)	-	-	(17,549)
Stock-based compensation				74,003		74,003
Net income	-	-		-	1,711,790	1,711,790
Balance at February 28, 2011	25,882,646	$25,883	$(17,549)	$7,016,148	$(4,741,129)	$2,283,353

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	February 28,

	2011	2010

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$1,711,790	$562,930
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	46,238	54,671
Loss on sale of assets	34,205	-
Contributed services	10,000	10,000
Stock-based compensation	80,273	8,297
Provision for doubtful accounts	(2,046)	7,551
Change in deferred taxes	(694,833)	-
Changes in operating assets and liabilities:
Accounts receivable	172,804	(170,572)
Inventory	(63,814)	25,678
Prepaids, deposits and other current assets	(43,441)	(12,495)
Accounts payable and accrued expenses	96,440	41,474
Accrued interest payable to related party	(50,034)	29,919
Customer deposits	(45,084)	(66,787)

Net Cash Provided by Operating Activities	1,252,498	490,666

CASH FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(57,200)	(34,152)
Purchase of intangible assets	(2,705)	(940)
Other long-term assets	-	(1,890)

Net Cash Used in Investing Activities	(59,905)	(36,982)

CASH FROM FINANCING ACTIVITIES:
Repayment of related party notes payable	(471,088)	-
Proceeds from notes payable	50,000	-
Repayment of notes payable and capital lease obligation	(11,833)	(111,932)
Repurchase of common stock	(17,549)	-

Net Cash Used in Financing Activities	(450,470)	(111,932)

NET INCREASE IN CASH AND CASH EQUIVALENTS	742,123	341,752
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	502,167	160,415

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,244,290	$502,167

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest	$36,698	$20,362
Income taxes	$58,194	$-

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

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements.  The  consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States and have been consistently applied in the preparation of the consolidated financial statements herein as of and  for the years ended February 28, 2011 and 2010.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, sales returns, stock based compensation, inventory reserves, valuation allowances for property and equipment and intangible assets, and the deferred income tax valuation allowances. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.  The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased.  The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits of $250,000.  The Company has not experienced any losses related to this concentration of risk. Deposits exceeded insured limits by approximately $797,000 as of February 28, 2011.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Trade receivables generally are due in 30 days. An allowance for doubtful accounts is recorded when it is probable that all or a portion of trade receivables balance will not be collected. The Company’s allowance for doubtful accounts was $9,491 and $11,537, as of February 28, 2011 and 2010, respectively.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventory is comprised of raw materials, work in process and finished goods.  Raw materials consist of fittings, caps and other components necessary to assemble the Company’s finished goods.  Finished goods consist of water bottles and other filtration systems that are available for shipment to customers.  Finished goods and work in process include the costs of materials, labor and an allocation of overhead.  Total overhead allocated to inventory as of February 28, 2011 and 2010 amounted to $154,001 and $128,875, respectively.

At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence.  This evaluation includes an analysis of sales levels by product type.  Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory.  Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory.  The Company’s reserve for excess and obsolete inventory amounted to $265,285 and $70,662 as of February 28, 2011 and 2010, respectively.

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

Intangible Assets

Intangible assets include patents and trademarks. All patents and trademarks are capitalized and amortized over the economic useful lives using the straight-line method.  The Company assesses whether there has been a permanent impairment of the value of intangible assets by considering factors such as expected future product revenues, anticipated product demand and prospects and other economic factors.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Warranty

Certain of the Company’s sales include a right for the customer to return the product if they are not satisfied.  The Company has an unconditional return policy for the first 90 days.  Customers may return the product for a full refund, or they may receive a replacement at no charge. The same policy applies to any product sold from the period 91 days after purchase to one year, for any defects in materials or workmanship.  In accordance with FASB ASC Topic 605, Revenue Recognition, the Company makes periodic assessments of return activity and if necessary records a reserve for product returns. As of February 28, 2011, the reserve was approximately $90,000 which is recorded as an allowance against accounts receivable in the accompanying consolidated balance sheet.  As of February 28, 2010, the reserve was not significant.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, products are shipped and title has passed, the price to the buyer is fixed or determinable and collectability is reasonably assured.  These criteria are typically met when the product is shipped. Revenue is not recognized at the time of shipment if these criteria are not met.

Cost of Sales

Cost of sales is comprised primarily of the cost of purchased product, as well as labor, inbound freight costs, allocated overhead costs  and other material costs required to complete products including inventory markdowns due to excess and obsolete inventory.

Shipping and Handling

All amounts billed to customers relating to shipping and handling are reported as a component of sales. Costs incurred by the Company for shipping and handling, including transportation costs paid to third party shippers, are reported as a component of cost of sales.

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

Advertising

Advertising costs are expensed as incurred.  Total advertising expenses amounted to $1,364 and $126,272 for the fiscal years ended February 28, 2011 and 2010, respectively, and recorded as selling, general and administrative expenses.

Research and Development

Research and development costs are expensed as incurred and amounted to $619 and $589 for the fiscal years ended February 28, 2011 and 2010, respectively. These costs are included in general and administrative expenses in the accompanying consolidated statements of income.

Share Based Payment

The Company follows FASB ASC Topic 718, Compensation – Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains services in share based payment transactions. ASC 718 requires entities to measure the cost of services received in exchange equity instruments, including stock options and warrants, based on the grant date fair value of the award and to recognize it as compensation expense over the period services are to be provided, usually the vesting period.

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

The Company’s fair value calculations for share based compensation awards for the fiscal years ended February 28, 2011 and 2010 were based on the following assumptions.

	Years Ended
	February 28,	February 28,
	2011	2010
Expected life in years	7	2
Stock price volatility	144%	139-161%
Risk free interest rate	2.9%	2.3 - 3.1%
Expected dividends	None	None

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

The Company recognizes and measures of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The Company had no material uncertain tax positions at February 28, 2011 or 2010.

Income Per Common Share

Basic net income per common share is computed by dividing the net income by the weighted average number of outstanding common shares during the periods presented. Diluted net income per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.  The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	For the years ended
	February 28,
	2011	2010
Numerator:
Net Income (loss) available to common shareholders	$1,711,790	$562,930
Weighted average shares – basic	25,861,076	25,833,105
Net income (loss) per share – basic	$0.07	$0.02

Dilutive effect of common stock equivalents:
Warrants	837,082	992,500
Weighted average shares – diluted	26,698,158	26,825,605
Net income (loss) per share – diluted	$0.06	$0.02

Concentrations

The Company has an agreement with an unrelated third party to manufacture the Company’s component parts in China. As of February 28, 2011 and 2010, the Company had deposits for inventory purchases in China of approximately $65,100 and $29,600, respectively. For the fiscal years ended February 28, 2011 and 2010, this vendor accounted for approximately 56% and 62%, respectively, of total raw material purchases.

As of February 28, 2011, the Company had four customers which accounted for approximately 51% of net accounts receivable.  The Company had three customers during the fiscal year ended February 28, 2011 that accounted for approximately 59% of total sales.  As of February 28, 2010, the Company had three customers which accounted for approximately 66% of net accounts receivable.  The Company had three customers during the fiscal year ended February 28, 2010 that accounted for approximately 51% of total sales.

Recent Accounting Pronouncements

In April 2010, the FASB issued an update to its accounting guidance regarding Stock Based Compensation. The guidance addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This update amends the guidance to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. Management is currently evaluating the potential impact of this guidance on its consolidated financial statements.

In 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement and results in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011.   The effect of adoption of these provisions on the Company’s consolidated financial statements has not yet been analyzed.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 3:   INVENTORY

The Company’s inventory consisted of the following at February 28, 2011 and 2010:

	February 28,
	2011	2010
Raw materials	$503,265	$197,231
Work in Progress		98,950
Finished goods	209,509	158,156
	712,774	454,337
Reserve for obsolete and slow moving inventory	(265,285)	(70,662)
	$447,489	$383,675

NOTE 4:   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at February 28, 2011 and 2010:	February 28,
	2011	2010
Tooling	$163,659	$339,852
Equipment	43,555	59,654
Vehicles	-	10,000
Furniture and fixtures	-	15,775
Computer equipment	26,933	16,520
Leasehold equipment	3,218	7,928
	237,365	449,729
Less: accumulated depreciation	(138,388)	(332,713)
	$98,977	$117,016

Fixed assets outside the United States included $109,507 and $143,349 in tooling and equipment, at cost, located in China with an unrelated third party to manufacture the Company’s component parts at February 28, 2011 and 2010, respectively. Depreciation expense included in cost of sales was $36,294 and $35,725 for the fiscal years ended February 28, 2011 and 2010 respectively.  Depreciation expense included in operating expense was $4,740 and $11,375 for the fiscal years ended February 28, 2011 and 2010, respectively.

NOTE 5:    INTANGIBLE ASSETS

The following is a summary of intangible assets at February 28, 2011 and  2010:

	February 28,
	2011	2010
Trademarks	$24,100	$24,100
Patents	16,697	13,992
	40,797	38,092
Less: accumulated amortization	(33,554)	(28,350)
	$7,243	$9,742

Intangible assets are amortized over their estimated useful economic lives of five years. Amortization expense related to intangibles was $5,204 and $7,571 during the fiscal years ended February 28, 2011 and 2010, respectively.  Amortization expense is expected to be approximately $5,000 in fiscal year 2012 and insignificant amounts thereafter.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 6:    NOTES PAYABLE AND CAPITAL LEASE OBLIGATION

Notes payable outstanding as of February 28, 2011 and 2010 consisted of the following:

	February 28,
	2011	2010
Line of credit with a bank with a maximum borrowing of $100,000 is collateralized by all business assets. Any principal amounts outstanding accrue interest at the bank's index rate (approximately 5.00% as of February 28, 2011) plus 2% per annum and automatically renews every year.	$50,000	$-

Bagging machine financed for production. Lease term is 27 months at an annual interest rate of 33% and was due January 2011.	3,037	14,870
	53.037	14,870
Less current portion	(53,037)	(14,870)
Long term portion	$-	$-

NOTE 7:   RELATED PARTY NOTES PAYABLE AND ACCRUED INTEREST

At February 28, 2010, the Company had five outstanding notes payable from the Company’s primary shareholder, the TAM Irrevocable Trust, totaling $471,088. Three of these notes payable totaling $299,275 bore interest at 10% per annum.  The remaining two notes payable totaling $171,193 bore interest at a rate in accordance with the note agreement.  The rate was dependent upon the rate which the TAM Irrevocable Trust receives upon its line of credit with its bank.  During fiscal 2011 and 2010, this rate equaled 3.25%.  As of February 28, 2010, accrued interest on the related party notes payable amounted to $50,034.  During the year ended February 28, 2011, an additional $9,004 of interest was accrued on these notes, All of these notes and related accrued interest were repaid in full prior to February 28, 2011.

The Company paid fees to the Company’s primary shareholder (the TAM  Irrevocable Trust, in which Cari Beck, is the trustee as well as a daughter of Carl Palmer an officer and Board member) totaling $83,500 and $87,136 during the years ended February 28, 2011 and February 28, 2010, respectively, which are included as a component of selling, general and administrative expenses on the consolidated statements of income.

NOTE 8:   EQUITY TRANSACTIONS

Restricted Stock Grants

During fiscal year 2011, 28,500 shares of restricted common stock were issued by the Company for services rendered valued at $6,270.   During fiscal 2010, the Company issued 30,000 shares of restricted common stock for services valued at $6,600.  All shares of restricted stock in the table above were fully vested upon issuance but not able to be traded on the open market upon issuance.  The values recorded were based on the estimated fair value of the stock on the dates of grant.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 8:   EQUITY TRANSACTIONS (CONTINUED)

Repurchase of Common Shares

During fiscal year 2011, the Company purchased 57,500 shares of common stock from the public market for $17,549.  These shares were held by the Company in treasury at February 28, 2011.
Warrants

A summary of warrant activity for the fiscal years ended February 28, 2011 and 2010 is shown below.

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price

Outstanding at February 28, 2009	6,549,721	0.25
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at February 28, 2010	6,549,721	0.25
Granted	8,467,221	0.21
Exercised	-	-
Forfeited	(6,549,721)	0.25
Outstanding at February 28, 2011	8,467,221	0.21
Vested at February 28, 2011	-	0.21
Exercisable at February 28, 2011	-	0.21

The following table summarizes significant ranges of outstanding warrants as of February 28, 2011:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise	Number	Exercise
Exercise Price	Number	Life (Years)	Price	Outstanding	Price

$0.21	8,467,221	9.79	$0.21	-	$0.21

During the period ended February 28, 2011, 8,467,221 warrants were issued for serviced rendered to related parties, and employees for services rendered with a vesting term of five (5) years and an exercise price of $0.21.  The fair value of these warrants on the date of grant totaled approximately $1.7 million.

As of February 28, 2011 the total outstanding warrants had an intrinsic value of $677,400.

Contributed Executive Services

The President of the Company elected to not accept his salary until the Company had become profitable.  Even though the Company has achieved profitable operations, he continued to not accept this salary.  Accordingly,  the Company recorded $10,000, the contractual value of these services, as additional paid in capital in the accompanying consolidated statements of stockholders’ equity (deficit) for the fiscal years ended February 28, 2011 and 2010.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 9:   INCOME TAXES

Income tax expense (benefit)  consists of the following:

	Current	Deferred	Total
Year ended February 28, 2011:
U.S. federal	$—	(586,693)	(586,693)
State and local	130,665	(108,140)	22,525
	$130,665	(694,833)	(564,168)
Year ended February 28, 2010:
U.S. federal	$—	—	—
State and local	—	—	—
	$—	—	—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended February 28, 2011 and 2010. The components of income tax expense (benefit) are as follows:

	2011	2010
Expected tax expense	$451,472	$219,152
Permanent differences	19,199	30,596
Change in valuation allowance	(1,034,830)	(249,748)
	$(564,168)	$-

Deferred tax assets are as follows:

	February 28,
	2011	2010
Deferred tax assets:
NOL carryforwards	$966,293	$1,440,997
Allowance for doubtful accounts	3,781	4,596
Inventory reserves	105,675	28,148
Depreciation	(15,805)	(2,122)
Accrued expenses	38,381	23,974
Stock compensation	29,479	3,305
State taxes	44,426	19,086
Other	5,748	-
Valuation allowance	(483,145)	(1,517,984)
Net deferred tax asset	$694,833	$-

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 9:   INCOME TAXES (CONTINUED)

Prior to the fiscal year ended February 28, 2010, the Company had a history of losses and accumulated a significant number of net operating loss carryforwards (NOL’s).  Due to the uncertainty of the Company’s ability to utilize these credits, a full valuation allowance was provided against deferred tax assets as of February 28, 2010.  For the years ended February 28, 2011 and 2010, the Company achieved increasing pretax income and was able to utilize NOL carryforwards of  approximately $1.4 million and $600,000, respectively.  Given that the Company now has reported pretax income in the last two years and anticipated continued profitability in the future, there is currently a more optimistic outlook as to whether the Company will be able to utilize the NOL’s before expiration.  As a result, the Company has reversed a portion of the  valuation allowance, amounting to a current year tax benefit of approximately $564,000.  As of February 28, 2011, the Company has approximately $2.4 million and $2.8 million of remaining NOL carryforwards for federal and state purposes, respectively, which expire at various years through 2027.    Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at February 28, 2011. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of income in the provision for income taxes.  As of February 28, 2011 and 2010, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are fiscal years 2010, 2009, and 2008 for federal purposes and .fiscal years 2010, 2009, 2008 and 2007 for state purposes.

NOTE 10:    COMMITMENTS AND CONTINGENCIES

The Company’s office and production facility leases expire in June 2014.  Both leases are for a term of 60 months each, at a monthly cost of $3,622 and $4,566, respectively. Total rent expense amounted to $105,506 and $123,029 for the fiscal years ended February 28, 2011 and 2010, respectively.

Future minimum base lease payments are as follows:

Fiscal Year Ending
February 28,	Amount

2012	$99,718
2013	101,712
2014	103,747
2015	26,064
Total	$331,241

Legal Proceedings

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Significant Agreements

Effective December 1, 2001, the Company entered into an employment agreement with the President of the Company. The agreement is for five years and provides for a salary of $10,000 per year plus one percent of the net after tax profits of the Company as reported in the Company's Form 10-K. The agreement shall be automatically renewed for successive one-year terms unless the Company or employee provides written notice of non-renewal.   As the President chose not to accept this salary for the years ended February 28, 2011 and 2010, $10,000 has been recorded as contributed services in the accompanying consolidated financial statements.

In June 2002 the Company entered into a license agreement for a product known as the “Hand Held Pump Technology.”  The Company licensed all proprietary rights associated with this technology.  The Company will pay a 2% royalty on its gross sales for the technology during the term of the license agreement. The license agreement is for an initial term of five years, with five successive five-year renewals.  This technology has resulted in a product called Pump N’ Pure which allows the user to draw filtered water from virtually any container or location.  The Company has commenced marketing the Hand Held Pump as part of its Aqua Gear product line to the United States sporting goods industry. During the years ended February 28, 2011 and 2010 the Company paid $-0- in license fees.

During July 2006, the Company signed a second exclusive license agreement for a patent and ownership of the trademark Aqua Gear. The Company will pay a 2% royalty on net sales for this technology up to $120,000 and 1% thereafter.  The license agreement shall continue indefinitely unless terminated due to a default or breach of the agreement. Products affected include all Aqua Gear trademarked filter bottles and flip up bottles sold in the product line.  As of the date of this document, approximately $30,300 in royalties has been paid under these license agreements. During the years ended February 28, 2011 and 2010 the Company paid $-0- in license fees.

During April 2006, the Company issued 50,000 common shares with an approximate value of $16,100 for the Redi Chlor brand name, trademark and the use of the EPA Registration Number 55304-4-7126. During the fiscal year ended February 28, 2007, the Company commenced selling the Redi Chlor brand name water chlorine tablets to consumers, dealers, distributors and manufacturers. In connection with this agreement, the Company is also obligated to remit a 10% commission on net sales, as defined, of the existing product, or any new products sold directly by the Company, and 10% on any product sold by the counterparty on behalf of Seychelle.  The agreement is for the life of the Company.  During the years ended February 28, 2011 and 2010 the Company paid $-0-, in license fees.

The Company has back orders for sales of $796,978 as of February 28, 2011.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 11:   GEOGRAPHIC AREAS

The Company sells its products throughout the United States and internationally. Geographic sales information for the fiscal years ended February 28, 2011 and 2010 is as follows:

	2011	2010
Water filtration products sold to
external customers (1) in:
The United States	$3,962,420	$2,689,555
China		102
Asia, except China	388,575	5,350
United Kingdom	74,582	27,528
Other countries	44,513	21,136

Total	$4,470,090	$2,743,671
          _____________________

           (1)    Sales to external customers are based on the country of residence of the customer.

Long lived assets at February 28, 2011 are in the following geographic areas:

	United
	States	China	Total

Property and equipment, net	$42,497	$56,480	$98,977

Intangible assets	7,243	-	7,243

Other assets	8,514	-	8,514
	$58,254	$56,480	$114,734

Long lived assets at February 28, 2010 are in the following geographic areas:

	United
	States	China	Total

Property and equipment, net	$48,183	$68,833	$117,016

Intangible assets	9,742	-	9,742

Other assets	8,514	-	8,514
	$66,439	$68,833	$135,272

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present independent registered public accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of February 28, 2011.  Accordingly, we concluded that our disclosure controls and procedures were effective as of February 28, 2011.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded, as of February 28, 2011, we did maintain effective control over the financial reporting process.

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

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Executive Officers, their ages and positions held in the Company as of February 28, 2011 are as follows:

NAME	AGE	POSITION HELD

Carl Palmer	76	President, Chief Executive Officer and Director
Richard Parsons	76	Executive Vice President, Secretary and Director
James Place	72	Chief Operating Officer, Chief Financial Officer, Treasurer and Director

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

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Carl Palmer President & CEO Director	2011 2010 2009	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	0 0 0	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00

Richard Parsons (1) Executive VP Director	2011 2010 2009	$49,457 $36,000 $0.00	$14,757 $0.00 $0.00	$0.00 $0.00 $0.00			$0.00 $0.00 $0.00	$0.00 $7,158(2) $23,883(2)

James Place (1) COO & CFO Director	2011 2010 2009	$44,899 $24,000 $0.00	$16,041 $0.00 $0.00	$0.00 $0.00 $0.00			$0.00 $0.00 $0.00	$0.00 $2,104(2) $14,160(2)
 __________________

(1)	Elected to Board of Directors during November 2004.

(2)
During October 2006, the Company commenced paying an initial monthly stipend of $2,500 to J. Place and D. Parsons through December 2007.  Payments to directors totaled $38,043 and for the fiscal year ended February 29, 2009.  For the fiscal year ended February 28, 2010, amounts  paid to the directors totaled $69,262 consisting of salary and other.  For the fiscal year ended February 28, 2011, amounts paid to the directors totaled $94,356 for salaries and bonuses totaling $30,798.

Name	Grant date	Type	Vesting Schedule	Restricted Shares Awarded	Grant Date Price	Grant Date Value	Total Restricted Shares at February 28, 2011	Year End Value

Richard Parsons	11/30/2004	RS	100% vested	240,000	$0.03	$112,800	240,000	$ 46,248

Richard Parsons	03/29/2005	RS	100% vested	316,312	$0.03	$ 79,100	316,312	$129,688

James Place	11/30/2004	RS	100% vested	240,000	$0.03	$112,800	240,000	$ 46,248

OPTION/SAR GRANTS IN LAST FISCAL YEAR. The Company granted no options during the fiscal years ended February 28, 2011. The Company had no options outstanding as of the fiscal year ended February 28, 2011.

AGGREGATED OPTIONS/SARS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES. There were no outstanding options as of the fiscal year ended February 28, 2011.

EMPLOYMENT CONTRACTS WITH EXECUTIVE OFFICERS.  Effective December 1, 2001, the Company entered into an employment agreement with the President of the Company. The agreement is for five years and provides for a salary of $10,000 per year plus one percent of the net after tax profits of the Company as reported in the Company's Form 10-K. The agreement shall be automatically renewed for successive one-year terms unless the Company or employee provides written notice of non-renewal.  For the year ended February 28, 2011, even though the Company recognized a net after tax profit, the President declined to take the compensation as specified in the agreement; therefore, an accrual was not deemed necessary.

DIRECTOR COMPENSATION. The Company made payments totaling $94,356, $69,262 and $25,000 combined for the fiscal years ended February 28, 2011, 2010 and 2009 respectively.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of February 28, 2011, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. As of February 28, 2011  there were total of 25,882,646,  common shares were issued and outstanding and 8,467,221, warrants for a total of 34,349,867 shares.

NAME AND ADDRESS	AMOUNT AND NATURE OF		PERCENT OF
OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP (1)(2)(4)		CLASS

The TAM Irrevocable Trust	15,097,799	(3)	43.95%
4012 S. Rainbow #K111
Las Vegas, NV 80103-2012

Carl Palmer	-0-		-0-
251 Jeanell Dr., Ste 3
Carson City, NV 89703

Richard Parsons(Parsons Family Trust)	2,609,783		7.80%
251 Jeanell Dr., Ste 3
Carson City, NV 89703

James Place (The Place Trust)	1,755,000		5.11%
251 Jeanell Dr., Ste 3
Carson City, NV 89703

All officers and directors as a Group (three persons)	4,364,783		12.91%
_______________

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

At February 28, 2010, the Company had outstanding notes payable from the Company’s primary shareholder(the TAM Trust, in which Cari Beck, is the trustee as well as a daughter of Carl Palmer an officer and Board member) totaling and $471,088. A portion ($299,175) of these notes bore interest at 10% per annum, while $171,913 of the notes payable bore interest at a rate of 3.25%.  The advances were not repayable until after March 1, 2011 and the repayment of is subordinate to the Company’s line of credit and note payable to a financial institution (see Note 6 to the consolidated financial statements).  These amounts were repaid in full during the fiscal year ended February 28, 2011.

As of February 29, 2010, accrued interest on the related party notes payable amounted to $50,034, which is included in accrued interest due to related party on the accompanying consolidated balance sheet. All of these notes and related accrued interest were repaid in full prior to February 28, 2011.

The Company paid fees to the Company’s primary shareholder (the TAM  Irrevocable Trust, in which Cari Beck, is the trustee as well as a daughter of Carl Palmer an officer and Board member) totaling $83,500 and $87,136 during the years ended February 28, 2011 and February 28, 2010, respectively, which are included as a component of selling, general and administrative expenses on the consolidated statements of income.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

On June 16, 2010, our Board of Directors voted to dismiss our independent registered public accounting firm, GBH CPAs, PC, of Houston, Texas and to replace them with Windes & McClaughry Accountancy Corporation (Windes & McClaughry), of Irvine, California.  As of that date, Windes & McClaughry formally accepted us as a client for the audit of our consolidated financial statements for the fiscal year ending February 28, 2011 which is included in our fiscal 2011 annual report included on this Form 10-K. GBH CPAs, PC has previously rendered opinions on our consolidated financial statements for the fiscal year ended February 28, 2010 and our consolidated financial statements for the fiscal year ended February 28, 2009.

Our Board of Directors does not have an audit committee.  The functions customarily delegated to an audit committee are performed by our full Board of Directors.  Our Board of Directors approves in advance, all services performed by Windes & McClaughry and  GBH CPAs, PC (prior to their dismissal) .  Our Board of Directors considers whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

The following table sets forth fees billed by Windes & McClaughry and GBH CPAs, PC during the last two fiscal years for services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements, services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	February 28, 2011	February 28, 2010

Audit fees	$50,400,	$83,800,
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

The audit fees in fiscal 2011 include $30,000 of fees billed by Windes & McClaughry and $20,400 of fees billed by GBH CPA’s related to the audit of our consolidated financial statements and quarterly reviews.

The audit fees in fiscal 2010 include $15,000 of fees billed by Windes & McClaughry and $68,800 of fees billed by GBH CPA’s related to the audit of our consolidated financial statements and quarterly reviews.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May 27, 2011	By:	/s/ Carl Palmer
Carl Palmer Chief Executive Officer

Date: May 27, 2011	By:	/s/ Jim Place
Jim Place Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl Palmer
Carl Palmer, Director	May 27, 2011

/s/ Jim Place
Jim Place, Director	May 27, 2011

/s/ Richard Parsons
Richard Parsons, Director	May 27, 2011