Form 10-Q
period 2011-05-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2011-07-15
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending May 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission File No. 0-29373

Seychelle Environmental Technologies, Inc.
(Exact Name of registrant as specified in its charter)

Nevada	33-0836954
(State or other jurisdiction Of incorporation)	(IRS Employer File Number)

32963 Calle Perfecto
San Juan Capistrano, California	92675
(Address of principal executive offices)	(zip code)

(949) 234-1999
(Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐   No ☑

The number of shares outstanding of the Registrant's common stock, as of July 8, 2011 was 25,932,646

References in this document to "us," "we," “Seychelle,” “SYEV,” or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiary.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2011	February 28, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,497,788	$1,244,290
Accounts receivable, net of allowance for doubtful accounts
of $113,152 and $99,406, respectively	190,857	53,710
Inventory, net	460,844	447,489
Prepaid expenses and other current assets	89,134	77,520
Total current assets	2,238,623	1,823,009
Property and equipment, net	101,047	98,977
Intangible assets, net	6,273	7,243
Deferred tax assets	604,779	694,833
Other assets	8,514	8,514
Total assets	$2,959,236	$2,632,576

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$268,140	$230,732
Customer deposits	103,586	65,454
Notes payable and capital lease obligations	48,037	53,037
Total current liabilities	419,763	349,223

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 25,932,646 issued and outstanding	25,933	25,883
Treasury stock	(17,549)	(17,549)
Additional paid-in capital	7,122,903	7,016,148
Accumulated deficit	(4,591,814)	(4,741,129)
Total stockholders' equity	2,539,473	2,283,353
Total liabilities and stockholders' equity	$2,959,236	$2,632,576

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three Months Ended
	May 31,	May 31,
	2011	2010
Revenues	$1,781,019	$1,211,420
Cost of sales	978,616	534,119
Gross profit	802,403	677,301
Operating Expenses
Selling, General, and Administrative Expenses	471,379	185,863
Depreciation and Amortization	11,246	13,181
Total operating expenses	482,625	199,044
Income from Operations	319,778	478,257
Other Income (Expense)
Interest income	448	146
Interest expense-related parties	-	(4,379)
Interest expense-other	(624)	(1,115)
Other income (expense)	-	-
Total other income (expense)	(176)	(5,348)
Net income before income taxes	319,602	472,909
Provision for income taxes	(170,287)	-
Net Income	$149,315	$472,909
BASIC INCOME PER SHARE	$0.01	$0.02
DILUTED INCOME PER SHARE	$0.01	$0.02
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,896,776	25,854,146
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	28,929,448	30,208,182

 See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	May 31,	May 31,
	2011	2010

OPERATING ACTIVITIES:
Net income	$149,315	$472,909
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	11,246	13,181
Stock-based compensation	104,305	-
Contributed services	2,500	-
Provision for doubtful accounts	13,746	-
Change in deferred tax assets	90,054	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(150,893)	(181,050)
(Increase) decrease in inventory	(13,355)	(40,078)
(Increase) decrease in prepaid expenses and other assets	(11,614)	(61,436)
Increase (decrease) in accounts payable and accrued expenses	37,408	87,603
Increase (decrease) in accrued interest due to related party	-	2,827
Increase (decrease) in customer deposits	38,132	(44,152)
Net Cash Provided by Operating Activities	270,844	249,804

INVESTING ACTIVITIES:
Purchase of property and equipment	(12,021)	(11,020)
Purchase of intangible assets	(325)	-
Net Cash Used in Investing Activities	(12,346)	(11,020)

FINANCING ACTIVITIES:
Repayment of notes payable and capital lease obligations	(5,000)	(189,727)
Net Cash Used in Financing Activities	(5,000)	(189,727)

NET INCREASE IN CASH	253,498	49,057

CASH AT BEGINNING OF PERIOD	1,244,290	502,167

CASH AT END OF PERIOD	$1,497,788	$551,224

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$624	$2,666
Income taxes	$120,857	$-

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1:    CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiary (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s February 28, 2011 audited financial statements.  The results of operations for the periods ended May 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

The summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the condensed consolidated financial statements and the February 28, 2011 financials included in the 10-K filed on May 31, 2011.

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

The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.

The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.  The Company has not yet determined the potential impact on its future consolidated financial statements.

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

The denominator for diluted income per share for the period ended May 31, 2011 is adjusted to include the effect of dilutive common stock equivalents, consisting of warrants totaling 3,032,672.  The denominator for diluted income per share for the period ended May 31, 2010 is adjusted to include the effect of dilutive common stock equivalents, consisting of warrants totaling 4,354,036.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 3:   COMMON STOCK PURCHASE WARRANTS

Common Stock
During the quarter ended May 31, 2011, the Company issued 50,000 shares of restricted common stock to a consultant for services rendered, valued at $15,500 based on the estimated fair value of the common stock on the date of the grant.

Contributed Executive Services
The President of the Company elected not to accept his salary until the Company has become profitable. Although the Company has achieved profitable operations, he continued to not accept his salary. Accordingly, the Company recorded $2,500, the contractual value of these services, which is included in selling, general and administrative expenses and additional paid-in capital for the quarter ended May 31, 2011.

Warrants
The Company has determined the estimated value of warrants granted using the Black-Scholes pricing model. The amount of the expense charged to operations for warrants was $88,804 for the three months ended May 31, 2011 and $-nil- for the three months ended May 31, 2010.  All outstanding warrants are expected to vest in December 2015.

A summary of warrant activity for the three months ended May 31, 2011 is as follows:

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price
Outstanding at February 28, 2011	8,467,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at May 31, 2011	8,467,221	0.21
Vested at May 31, 2011	0	0.21
Exercisable at May 31, 2011	0	0.21

The following table summarizes significant ranges of outstanding warrants as of May 31, 2011:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Life (Years)	Price	Outstanding	Price
$0.21	8,467,221	9.54	$0.21	8,467,221	$0.21

	8,467,221	9.54	$0.21	8,467,221	$0.21

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 4:    INVENTORY

The Company’s inventory consisted of the following at May 31,2011 and February 28, 2011:
Raw materials	$298,942	$503,265
Finished goods	249,031	209,509
	547,973	712,774
Reserve for obsolete and slow moving inventory	(87,129)	(265,285)
	$460,844	$447,489

NOTE 5:    LINE OF CREDIT

As of May 31, 2011, the Company had a line of credit agreement totaling $100,000.  The line of credit bears interest at the lending institution’s index rate (3.0% as of May 31, 2011) plus two percent and is due February 1, 2012.  As of May 31, 2011, the Company has borrowed approximately $48,000 against the line of credit, which is recorded as a note payable on the accompanying consolidated balance sheet.  The line of credit agreement does not include any limitations on borrowings or any restrictive debt covenants.

NOTE 6:    CONCENTRATIONS

Sales to two customers accounted for 61% of sales for the three month period ended May 31, 2011.  For the three month period ended May 31, 2010, sales to two customers accounted for 59% of total sales.

NOTE 7:    RELATED PARTY TRANSACTIONS

During the three month period ended May 31, 2011, payments totaling $25,500 were made to TAM Irrevocable Trust, in which Cari Beck, is a trustee as well as the daughter of the Company’s President, for consulting services.  During the three month period ended May 31, 2010 payments to TAM Irrevocable Trust were made totaling $15,500 for consulting services.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiary (the “Company”) for the three month periods ended May 31, 2011 and 2010. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended February 28, 2011.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

(5)	the Company is subject to the risks of conducting business internationally; and

(6)
the industries in which the Company operates are highly competitive. Additional risks and uncertainties are outlined in the Company’s filings with the Securities and Exchange Commission, including its most recent fiscal 2011 Annual Report on Form 10-K.

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

Our principal business address is 32963 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summary historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three months ended May 31, 2011 and 2010 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three-month period ended May 31, 2011 compared to the corresponding period in 2010

			Year over
	2011	2010	year change	%

Sales	$1,781,019	$1,211,420	569,599	47%
Cost of sales	978,616	534,119	444,497	83%
Gross profit	802,403	677,301	125,102	18%
Gross profit %	45%	56%
Selling general and administrative expenses	471,379	185,863	285,516	154%
Depreciation and amortization expense	11,246	13,181	(1,935)	-15%

Net Income (Loss)	149,315	472,909	(323,594)	-68%
Net Income (Loss) %	8%	39%

Sales. The increase in sales is primarily due to sales to two customers who accounted for 60% of sales in the period ended May 31, 2011. These two customers collectively accounted for $544,000 of the increase in sales.   This increase in sales was further expanded by the continuing expansion of our customer base. Website sales increased by over $150,000 for the period ended May 31, 2011 compared to the previous year.  Approximately 35,229 bottles were sold during the period ended May 31, 2011 at an average price of $9.32 per bottle compared to the previous year in which 41,381 bottles were sold during the three-month period ended May 31, 2010 at an average price of $10.77 per bottle.  The sales by product for the period ended May 31, 2011 were $639,000 in pitchers, $328,000 in plastic bottle, $171,000 in mission packs, $144,000 in stainless steel bottles, $92,000 in straw, $60,000 in shower filters, $47,000 in replacement filters, $43,000 in countertop units, $34,000 in pumps, and the remainder in other products including canteens, water bags, inline and aqua mist.  The sales by products for the three-month period ended May 31, 2010 were $450,000 in plastic bottle, $379,000 in mission packs, $114,000 in pitchers, $87,000 in stainless steel bottles, $75,000 in replacement filters, $12,000 in straw, and the remainder in other products in the product line.

Cost of sales and gross profit percentage. A portion of the increase in cost of sales is a direct result of sales increasing during the three-month period ended May 31, 2011.  As a percentage of sales, the gross profit margin during the three months ended May 31, 2011 decreased to 45% from 56% for the three months ended May 31, 2010.  This is largely due to production being centered on a more diverse product mix and an increase in raw material costs.  The sales by product listed in the previous paragraph shows the inclusion of some lower gross margin products which will be addressed going forward to improve to a more profitable product mix. There was also a $25,000 increase in commissions included in cost of goods due to an increase in products purchased from a vendor.  In addition, there was  an increase due to additional media being purchased to add to the filter in order to increase its effectiveness.  Media, packaging, and smaller components of the products are automatically expensed when purchased due to the difficulty of quantifying their amount at inventory.  Four of the pitcher components increased by $0.13 per unit combined.  Filter cost increased by $0.04 per filter during the quarter ended May 31, 2011.

Selling, general and administrative expenses. These expenses increase by 154% during the period ended May 31, 2011 compared to the same period ended in the prior year.  The increase in 2011 versus 2010 is largely due to a direct result of the increase in sales to two customers for which two sales people are paid commissions. Commission expenses comprised 6% of sales for 2011 compared to 2.6% of sales for 2010 resulting in an increase of $71,000. The increase was largely due to commissions being paid on one of  the larger customers.   Merchant fees increased by approximately $10,000 as a direct result of sales increasing.    There was also a $30,000 increase in outside services due to more an increase in IT services and a stock issuance to an individual for providing quality control assistance.  We expect sales commissions to be approximately 6% of sales for the remainder of fiscal year 2011.  Additional increase resulted from the amortization of warrants that were issued in December 2010, resulting in an $88,000 expense in the first quarter of fiscal year 2012 compared to zero for the comparative period in the prior year.

Income tax expense.  Income tax expense increased due to California disallowing the net loss carryforward and a decrease in the deferred tax asset, resulting in $170,000 during the quarter.  This breaks out to $130,000 in fiscal year 2011 and $40,000 for the quarter.

Depreciation and amortization expense.  The decrease in depreciation and amortization expense is due to some assets becoming fully depreciated as well as a reduction in the amount of molds we currently have due to change in the product design.

Net Income (loss). Net income for the three-month period ended May 31, 2011 was $149,315 compared to net income of $472,909 for the three-month period ended May 31, 2010.  This was primarily due to an increase in cost of goods and commission expense on a majority of the sales made during the three-month period ended May 31, 2011, as well as the income tax provision.  There was also $88,000 added to stock compensation expenses due to warrants issued in December 2010.  We plan to focus on the main factors affecting our bottom line to improve the Company’s profitability in the upcoming earnings periods.  One area we are aggressively considering in reducing the cost of goods and improving gross margins is the out-sourcing of some of our faster moving products to a high volume assembler/fulfillment vendor.  This should have a direct effect on the bottom line and make the move to a more scaleable higher volume business model 0feasible.   Finally, a new product previously announced, the radiological filter that removes 100% of major nuclear contaminants in drinking water, should have higher margins and should be ready for shipment in the third quarter of this fiscal year. We anticipate that this product will have a positive impact on both sales and net income.

Net cash used in operating activities. During the three-month period ended May 31, 2011, the Company funded its operations primarily through the sales proceeds received.  Our accounts receivable increased by $150,893 reflecting the growth in sales while  our customer deposits increased by $38,132 also due to growth in sales.

Net cash used in investing activities. During the three-month period ended May 31, 2011, the increase in cash used by investing activities was due to the purchase of $12,021 of property and equipment compared $11,020 during the same time period in the prior fiscal year.

Net cash provided by financing activities. The decrease in cash used in financing activities during the three month period ended May 31, 2011 was largely due to repayments totaling $5,000 on notes payable compared to $189,272 in the time period of 2010.

Our principal sources of liquidity have historically been funds generated from operating activities and borrowings from the TAM Trust, one of our principal shareholders. As of May 31, 2011, the TAM Trust had no loans outstanding to the Company compared to $248,993 at 10% simple interest in the prior year. During April 2010, the TAM Trust committed to providing up to $250,000 in additional funding. as needed. The Company believes that despite the increase in sales experienced during the fiscal years ended February 28, 2011 and February 28, 2010 and the three-month period ended May 31, 2011, the Company does not believe additional funding may still be required from the TAM Trust or other shareholders to handle the growth in sales volume.

As of May 31, 2011, the Company had $1,497,000 in cash and approximately $52,000 available to borrow under its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. The Company believes it has liquidity and committed funds to meet its operating needs through the balance of fiscal 2012.

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

The Company believes that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its most recent fiscal 2011 Annual Report on Form 10-K have the greatest potential impact on its consolidated financial statements, so it considers these to be its critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates the Company uses in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for inventory reserves and stock-based compensation. These policies require that the Company make estimates in the preparation of its consolidated financial statements as of a given date.

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

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during our most recent fiscal three months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report by the Company’s independent registered public accounting firm regarding internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As of May 31, 2011 we know of no legal proceedings pending or threatened or judgments entered against the Company or any of our directors or officers in his capacity as such.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 31, 2011.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended May 31, 2011, the Company issued 50,000 shares of restricted common stock for outside services to one individual in exchange for services rendered.

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

Reports on Form 8-K

We filed three reports on Form 8-K for the fiscal quarter ended May 31, 2011. On March 14, 2011, we announced fiscal year end guidance. On May 10, 2011, we announced a new product. On May 31, 2011, we discussed our fiscal year end  results and provided information regarding our operations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Seychelle Environmental Technologies, Inc.

Date: July 15, 2010	By:	/s/ Carl Palmer
Carl Palmer Director, Chief Executive Officer and President

Date: July 15, 2010	By:	/s/ Jim Place
Jim Place Director and Chief Financial Officer and Chief Operating Officer