Form 10-Q
period 2011-08-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2011-10-14
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending August 31, 2011

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐    No ☑

The number of shares outstanding of the Registrant's common stock, as of October 4, 2011 was 25,932,646.

References in this document to "us," "we," “Seychelle,” “SYEV,” or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiary.

Seychelle Environmental Technologies, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2011	February 28, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,646,683	$1,244,290
Accounts receivable, net of allowance for doubtful accounts and sales returns
of $129,426 and $99,406, respectively	155,798	53,710
Inventory, net	456,389	447,489
Prepaid expenses and other current assets	162,737	77,520
Total current assets	2,421,607	1,823,009
Property and equipment, net	122,115	98,977
Intangible assets, net	7,582	7,243
Deferred tax assets	580,810	694,833
Other assets	8,514	8,514
Total assets	$3,140,628	$2,632,576
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$235,867	$230,732
Customer deposits	110,684	65,454
Notes payable and capital lease obligations	-	53,037
Total current liabilities	346,551	349,223

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 25,932,646 and 25,882,646 issued at August 31, 2011 and February 28, 2011, respectively	25,933	25,883
Treasury stock	(42,549)	(17,549)
Additional paid-in capital	7,214,207	7,016,148
Accumulated deficit	(4,403,514)	(4,741,129)
Total stockholders' equity	2,794,077	2,283,353
Total liabilities and stockholders' equity	$3,140,628	$2,632,576

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	August 31,	August 31,
	2011	2010
Revenues	$1,508,466	$700,102
Cost of sales	759,472	390,144
Gross profit	748,994	309,958
Operating expenses:
Selling, General and Administrative Expenses	484,923	273,770
Depreciation and amortization	10,712	14,042
Total operating expenses	495,635	287,812
Income from Operations	253,359	22,146
Other Income (Expense)
Interest income	301	236
Interest expense-related parties	-	(3,784)
Interest expense-other	(431)	(1,186)
Other expense	(15,963)	-
Total other (expense)	(16,093)	(4,734)
Income before provision for income taxes	237,266	17,412
Provision for income taxes	48,966	-
Net Income	$188,300	$17,412
BASIC INCOME PER SHARE	$0.01	$0.00
DILUTED INCOME PER SHARE	$0.01	$0.00
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,932,646	25,854,146
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	29,011,635	30,212,670

 See accompanying notes to condensed consolidated financial statements.

 SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended
	August 31,	August 31,
	2011	2010
Revenues	$3,289,485	$1,911,522
Cost of sales	1,738,088	924,263
Gross profit	1,551,397	987,259
Operating expenses:
Selling, General and Administrative Expenses	956,302	459,633
Depreciation and amortization	21,958	27,223
Total operating expenses	978,260	486,856
Income from Operations	573,137	500,403
Other Income (Expense)
Interest income	749	382
Interest expense-related parties	-	(8,163)
Interest expense-other	(1,055)	(2,301)
Other expense	(15,963)	-
Total other (expense)	(16,269)	(10,082)
Income before provision for income taxes	556,868	490,321
Provision for income taxes	219,253	-
Net Income	$337,615	$490,321
BASIC INCOME PER SHARE	$0.01	$0.02
DILUTED INCOME PER SHARE	$0.01	$0.02
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,914,711	25,854,146
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	28,886,555	30,208,657

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended
	August 31,	August 31,
	2011	2010

OPERATING ACTIVITIES:
Net income	$337,615	$490,321
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	21,957	27,223
Loss on sale of assets	15,963	-
Stock-based compensation	193,109	-
Contributed services	5,000	-
Provision for doubtful accounts	30,020	-
Change in deferred tax assets	114,023	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(132,108)	(83,369)
(Increase) decrease in inventory	(8,900)	47,225
(Increase) decrease in prepaid expenses and other assets	(85,217)	(65,075)
Increase (decrease) in accounts payable and accrued expenses	5,135	3,681
Increase (decrease) in accrued interest due to related party	-	3,769
Increase (decrease) in customer deposits	45,230	(54,955)
Net Cash Provided by Operating Activities	541,827	368,820

INVESTING ACTIVITIES:
Purchase of property and equipment	(58,367)	(32,730)
Purchase of intangible assets	(3,030)	(650)
Net Cash Used in Investing Activities	(61,397)	(33,380)

FINANCING ACTIVITIES:
Proceeds from notes payable	-	100,000
Repayment of notes payable and capital lease obligations	(53,037)	(306,743)
Purchase of common stock	(25,000)	-
Net Cash Used in Financing Activities	(78,037)	(206,743)

NET INCREASE IN CASH	402,393	128,697

CASH AT BEGINNING OF PERIOD	1,244,290	502,167

CASH AT END OF PERIOD	$1,646,683	$630,864

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,056	$6,695
Income taxes	$162,990	$-

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1:    CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiary (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s February 28, 2011 audited financial statements.  The results of operations for the periods ended August 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

NOTE 2:    INCOME PER SHARE

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

The denominator for diluted income per share for the period ended August 31, 2011 is adjusted to include the effect of dilutive common stock equivalents, consisting of warrants totaling 3,078,989 and 2,971,844 for the three and six month periods ended August 31, 2011, respectively.  The denominator for diluted income per share for the period ended August 31, 2010 is adjusted to include the effect of dilutive common stock equivalents, consisting of warrants totaling 4,358,524 and 4,354,511 for the three and six month periods ended August 31, 2010, respectively.  Common stock equivalents consisting of 1,809,721 warrants were considered but were not included in the computation of income per share for the each of the three and six month periods ended August 31, 2010, because they would have been anti-dilutive.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 3:   STOCKHOLDERS’ EQUITY

Common Stock
During the six-month period ended August 31, 2011, the Company issued 50,000 shares of restricted common stock to a consultant for services rendered, valued at $15,500 based on the estimated fair value of the common stock on the date of the grant which is included in stock-based compensation. No shares of restricted stock were issued during the quarter ended August 31, 2011.

The Company purchased 100,000 shares of common stock at a cost of $25,000 during the quarter ended August 31, 2011 which were placed in the treasury and recorded at cost.

Contributed Executive Services
The President of the Company elected not to accept his salary until the Company has become profitable. Although the Company has achieved profitable operations, he continued to not accept his salary. Accordingly, the Company recorded $2,500 and $5,000, the contractual value of these services, for the three and six month periods, respectively, in each of the periods ended August 31, 2011 and 2010, which is included in selling, general and administrative expenses and additional paid-in capital.

Warrants
The Company has determined the estimated value of warrants granted using the Black-Scholes pricing model. The amount of the expense charged to operations for warrants was $88,804 and $177,609 for the three and six month periods ended August 31, 2011 and $-nil- for the three and six month periods ended August 31, 2010.  All outstanding warrants are expected to vest in December 2015.

A summary of warrant activity for the three months ended August 31, 2011 is as follows:

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price
Outstanding at February 28, 2011	8,467,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at August 31, 2011	8,467,221	0.21
Vested at August 31, 2011	0	0.21
Exercisable at August 31, 2011	0	0.21

The following table summarizes significant ranges of outstanding warrants as of August 31, 2011:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted	Weighted
		Average	Average	Average
	Number	Remaining	Exercise	Exercise
Exercise	Outstanding	Life (Years)	Price	Price
$0.21	8,467,221	9.54	$0.21	$0.21

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:    INVENTORY

The Company’s inventory consisted of the following at August 31, 2011 and February 28, 2011:
Raw materials	$288,474	$503,265
Finished goods	187,133	209,509
	475,607	712,774
Reserve for obsolete and slow moving inventory	(19,218)	(265,285)
	$456,389	$447,489

NOTE 5:    LINE OF CREDIT

 As of August 31, 2011, the Company had a line of credit agreement totaling $100,000.  The line of credit bears interest at the lending institution’s index rate (3.0% as of August 31, 2011) plus two percent and is due February 1, 2012.  As of August 31, 2011, the Company had no outstanding borrowings against the line of credit.  The line of credit agreement does not include any limitations on borrowings or any restrictive debt covenants.

NOTE 6:    CONCENTRATIONS

Sales to two customers accounted for 65% and 62% of total revenues for the three and six month periods ended August 31, 2011, respectively.  For the three and six month periods ended August 31, 2010, sales to three customers accounted for 46% and 61% of total revenues, respectively.

NOTE 7:    RELATED PARTY TRANSACTIONS

During the three and six month period ended August 31, 2011, payments totaling $31,900 and $57,400, respectively, were made to TAM Irrevocable Trust, in which Cari Beck, is a trustee as well as the daughter of the Company’s President, for consulting services.  During the three and six month period ended August 31, 2010 payments to TAM Irrevocable Trust were made totaling $27,280 and $42,780, respectively, for consulting services.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiary (the “Company”) for the three and six month periods ended August 31, 2011 and 2010. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended February 28, 2011.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

Our principal business address is 32963 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summary historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three and six month periods ended August 31, 2011 and 2010 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three-month period ended August 31, 2011 compared to the corresponding period in 2010

			Year over
	2011	2010	year change	%

Revenues	$1,508,466	$700,102	808,364	116%
Cost of revenues	759,472	390,144	369,328	95%
Gross profit	748,994	309,958	439,036	142%
Gross profit %	50%	44%
Selling, general, and administrative expenses	484,923	273,770	211,153	77%
Depreciation and amortization exp	10,712	14,042	(3,330)	-24%
Income before provision for income taxes	237,266	17,412	219,854	1,263%
Provision for income taxes	48,966	-	48,966	100%
Net Income	188,300	17,412	170,888	981%
Net Income %	12%	3%

Revenues. Our customer concentration is constantly changing, which contributes to much of the fluctuation in revenues.  The current period increase in revenues is primarily due to sales to two customers who accounted for approximately $659,000 of the increase, accounting for 65% of revenues in the three-month period ended August 31, 2011 compared to 46% in the same period ended August 31, 2010.  There was also a $24,000 increase in website sales for the three-month period ended August 31, 2011 compared to the same period in the prior year as more and more customers are discovering this means of purchasing our product.  The increase in sales is also the net result of a shift in our product mix.  Significant increases were experienced within a few product lines: missionary packs (which increased to $284,000 in the current quarter as compared to $163,000 in sales for the comparable period), pitchers (to $413,000 from $97,000), and bottles (to $364,000 from $220,000).  The increase in missionary packs is due to orders from a couple of the Company’s larger customers changing the items they order.  A missionary pack consists of a plastic filter bottle and a replacement filter.

Cost of revenues and gross profit percentage. The increase in cost of revenues is largely a direct result of the 116% increase in sales for the three-month period ended August 31, 2011 from the comparable period in the prior year.  Cost of revenues only increased by 95% from period to period by comparison, resulting in an increase in gross profit margin to 50% from 44%.  Our profit margin will fluctuate from time to time based on the product mix within sales.   As mentioned in the sales discussion, a large reason for the increase in sales was a $121,000 increase in sales of the missionary pack versus prior year.  The missionary pack results in a higher margin per unit than many of our other products.  We are continuing to pursue efficiencies in the production process and are negotiating for better filter prices and believe that gross margins will improve further if we are successful in these plans and will be able to reduce the impact of the lower margin products will have on the product mix.

Selling, general and administrative  expenses.  These expenses increased by approximately $211,000, or 77%, during the three months ended August 31, 2011 compared to the same period ended in the prior year.  Selling expenses increased approximately $53,000, or 128%, compared to the same period in 2010.  This is due to the increase in sales.  The expenses represented 6.2% and 5.9% of sales for the three months ended August 31, 2011 and 2010, respectively.   Not all sales are commissionable, and the increase in selling expenses as a percentage of sales is largely a direct result of the increase in commissionable sales to two significant customers.  We expect sales commissions to be approximately 6% of sales for the remainder of fiscal year 2011.  General and administrative expenses increased approximately $158,000 when compared to the comparable period in the prior year.  Significant components of the increase are gift and bonus expense to reward performance for a profitable year in 2011 (to $40,900 for 2011 compared to $11,400 for 2010), merchant fee expense (to $10,700 compared to $5,400, printing expense (to $19,100 compared to $5,300, outside services (to $28,600 compared to $13,700, and consulting fees ($145,000 compared to $62,600). We expect only a slight increase in general and administrative expenses for the remainder of fiscal 2011 as we expand to handle the growth of our sales.

Depreciation and amortization expense.  The decrease in depreciation and amortization expense is due to some assets becoming fully depreciated as well as a reduction in the amount of molds we currently have due to change in the product design.

Income tax expense.  Income tax expense increased due to California disallowing the net loss carry-forward and a decrease in the deferred tax asset, resulting in $48,966 during the quarter.

Net Income. Net income for the three-month period ended August 31, 2011 was $188,300 compared to net income of $17,412 for the three-month period ended August 31, 2010.  This was primarily due to the slight decrease in cost of goods sold as a percentage of sales, partially offset by the increases in operating expenses as discussed above. The net income can be improved when larger sales orders begin coming in for the larger volume products and as noted previously, out-source the production to a high volume assembler/fulfillment vendor we have established a relationship with to do this for us.  The introduction of the radiological filter will add to the net income in the coming months as  $25,000 in orders  has already being received for it in the US.  Another new product being finalized will add even more to the bottom line.

Six-month period ended August 31, 2011 compared to the corresponding period in 2010

			Year over
	2011	2010	year change	%

Revenues	$3,289,485	$1,911,522	1,377,963	72%
Cost of revenues	1,738,088	924,263	813,825	88%
Gross profit	1,551,397	987,259	564,138	57%
Gross profit %	47%	52%
Selling, general, and administrative expenses	956,302	459,633	496,669	108%
Depreciation expense	21,958	27,223	(5,265)	-19%
Income before provision for income taxes	556,868	490,321	66,547	14%
Provision for income taxes	219,253	-	219,253	100%
Net Income	337,615	490,321	(152,706)	-31%
Net Income %	10%	26%

Revenues. Our customer concentration is constantly changing, which contributes to much of the fluctuation in revenues.  The current period increase in revenues is largely due to sales to two customers who accounted for approximately $1,203,000 of the increase, accounting for 62% of revenues in the six-month period ended August 31, 2011 compared to 46% in the same period ended August 31, 2010.  This was partially offset by another significant customer who accounted for a decrease of approximately $206,000.  This customer accounted for 15% of sales in the prior year but only 3% in the current year.  There was also a $204,000 increase in website sales for the six-month period ended August 31, 2011 compared to the same period in the prior year as more and more customers are discovering this means of purchasing our product.  The increase in sales is also the net result of a shift in our product mix.  Significant changes were experienced within a few product lines: missionary packs (which decreased to $456,000 in the current quarter as compared to $643,000 in sales for the comparable period), pitchers (which increased to $1,052,000 from $248,000), and bottles (which decreased to $671,000 from $819,000).  The increase in pitchers, and decrease in mission packs, and bottle sales is due to sales fluctuations to one of the Company’s customers.   There were also increased revenues from the introduction of new product lines, such as the Aqua Mist and shower lines, which combined for $129,000 of current year revenue as compared to zero in the comparable period of the prior year.

Cost of revenues and gross profit percentage. The increase in cost of revenues is largely a direct result of the 72% increase in sales for the six-month period ended August 31, 2011 from the comparable period in the prior year.  Cost of revenues increased by 88% from period to period by comparison, resulting in a decrease in gross profit margin to 47% from 52%.  Our profit margin will fluctuate from time to time based on the product mix within sales.   As mentioned in the sales discussion, a large reason for the increase in sales was an $804,000 increase in sales of pitchers compared to the same period in the prior year, partially offset by an $187,000 decrease in sales of missionary packs.  The sales of pitchers typically result in a lower margin per unit than most of the Company’s other product lines, while the sales of missionary packs typically result in a higher margin per unit than many of our other products.  So the increase in low margin pitcher sales and the decrease in high margin missionary pack sales combined to cause a decline in margin percentages for the period.  As noted in the 3 month period ended August 31, 2011, discussion of gross margins  are continuing to pursue efficiencies in the production process and are negotiating for better filter prices and believe that gross margins will improve further if we are successful in these plans.

Selling, general and administrative  expenses.  These expenses increased by approximately $497,000, or 108%, during the six months ended August 31, 2011 compared to the same period ended in the prior year.  Selling expenses increased approximately $122,000, or 167%, compared to the same period in 2010.  This is due to the increase in sales.  The expenses represented 6.1% and 3.8% of sales for the six months ended August 31, 2011 and 2010, respectively.   Not all sales are commissionable, and the increase in selling expenses as a percentage of sales is largely a direct result of the increase in commissionable sales to two significant customers.  We expect sales commissions to be approximately 6% of sales for the remainder of fiscal year 2011.  General and administrative expenses increased approximately $375,000 when compared to the comparable period in the prior year.  Significant components of the increase are gift and bonus expense to reward performance for a profitable year in 2011 (to $41,700 for 2011 compared to $11,400 for 2010), merchant fee expense (to $25,300 compared to $11,000, printing expense (to $36,400 compared to $15,800, outside services (to $64,200 compared to $19,000, and consulting fees ($301,500 compared to $104,800).  The increases in outside services and consulting fees are due primarily to website orders being filled by outside fulfillment center and an increase in labor required to fulfill incoming orders. We expect only a slight increase in general and administrative expenses for the remainder of fiscal 2011 as we expand to handle the growth of our sales.

Depreciation and amortization expense.  The decrease in depreciation and amortization expense is due to some assets becoming fully depreciated as well as a reduction in the amount of molds we currently have due to change in the product design.

Income tax expense.  Income tax expense increased due to California disallowing the net loss carryforward and a decrease in the deferred tax asset, resulting in $219,253 during the six-month period.

Net Income. Net income for the six-month period ended August 31, 2011 was $337,615 compared to net income of $490,300 for the six-month period ended August 31, 2010.  This decrease was primarily due to the slight increase in cost of goods sold as a percentage of sales, as well as increases in operating expenses as discussed above.  Comparing apples to apples with net income, it should be noted that before the tax provision, net income was ahead of prior year.  However, with the new products we are launching including the radiological filter which has already  received orders, we expect to more than offset the tax provision on an on-going basis.

Liquidity and Capital Resources

Net cash provided by operating activities. During the six-month period ended August 31, 2011, the Company funded its operations primarily through proceeds from product sales.  Our accounts receivable, excluding the change in allowances, increased by $132,000 reflecting the growth in sales, while our customer deposits increased by $45,000 also due to the growth in sales.  Net income was impacted by noncash charges for stock-based compensation amounting to $193,000, largely due to warrant amortization.

Net cash used in investing activities. During the six-month period ended August 31, 2011, the increase in cash used by investing activities was due to the purchase of $58,300 of property and equipment compared to $32,730 during the same time period in the prior fiscal year.

Net cash used in financing activities. The decrease in cash used in financing activities during the six-month period ended August 31, 2011 was largely due to repayment of notes payable and capital lease obligations totaling $78,000 compared to $206,700 in the time period of 2010.

Our principal sources of liquidity have historically been funds generated from operating activities and borrowings from the TAM Trust, one of our principal shareholders and borrowing under our line of credit. As of August 31, 2011, the Company has no outstanding borrowings either from TAM Trust or under our line of credit.  The Company believes that despite the increase in sales experienced during the fiscal years ended February 28, 2011 and 2010 and the six-month period ended August 31, 2011, additional funding may still be required from the TAM Trust or other shareholders to handle the growth in sales volume. During April 2010, the TAM Trust committed to providing up to $250,000 in additional funding.

As of August 31, 2011, the Company had $1,646,700 in cash and no borrowings outstanding on its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. The Company believes it has liquidity to meet its operating needs through the balance of fiscal 2012.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As of August 31, 2011, we know of no legal proceedings pending or threatened or judgments entered against the Company or any of our directors or officers in his capacity as such.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 31, 2011.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six-month period ended August 31, 2011, the Company issued 50,000 shares of restricted common stock for outside services to one individual in exchange for services rendered.  The Company issued no other restricted or unrestricted stock, warrants or options during this period.

There have been no further issuances of securities through the date of this filing.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 Section 906 of the Sarbanes-Oxley Act of 2002)

101.DEF	XBRL Taxonomy Extension Definition Link base Document

101.INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Link base Document

101.LAB	XBRL Taxonomy Extension Label Link base Document

101.PRE	XBRL Taxonomy Extension Presentation Link base Document

101.DEF	XBRL Taxonomy Extension Definition Link base Document

Reports on Form 8-K

We filed four reports on Form 8-K for the six-month period ended August 31, 2011.  On July 18, 2011, we announced revenues and earnings for our fiscal quarter ended May 31, 2011 and information concerning certain anticipated operations.  On March 14, 2011, we announced fiscal year end guidance. On May 10, 2011, we announced a new product. On May 31, 2011, we discussed our fiscal year end results and provided information regarding our operations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Seychelle Environmental Technologies, Inc.

Date: October 14, 2011	By:	/s/ Carl Palmer
Carl Palmer Director, Chief Executive Officer and President

Date: October 14, 2011	By:	/s/ Jim Place
Jim Place Director and Chief Financial Officer and Chief Operating Officer