Form 10-Q
period 2011-11-30
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2012-01-13
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending November 30, 2011

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

The number of shares outstanding of the Registrant's common stock, as of January 6, 2012 was 25,957,646.

References in this document to "us," "we," “Seychelle,” “SYEV,” or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiaries.

Seychelle Environmental Technologies, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2011	February 28, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,352,793	$1,244,290
Accounts receivable, net of allowance for doubtful accounts and sales returns
of $112,798 and $99,406, respectively	191,211	53,710
Inventory, net	890,804	447,489
Prepaid expenses and other current assets	225,644	77,520
Total current assets	2,660,452	1,823,009
Property and equipment, net	154,895	98,977
Intangible assets, net	7,128	7,243
Deferred tax assets	581,256	694,833
Other assets	8,514	8,514
Total assets	$3,412,245	$2,632,576

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$193,372	$230,732
Customer deposits	212,432	65,454
Notes payable and capital lease obligations	6,395	53,037
Total current liabilities	412,199	349,223

Long terrn Liabilities:
Notes payable and capital lease obligations	17,900	-

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 25,957,646 and 25,882,646 issued and outstanding (including 157,500 and 57,5000 shares in treasury) at November 30, 2011 and February 28, 2011, respectively	25,958	25,883
Additional paid-in capital	7,311,736	7,016,148
Accumulated deficit	(4,312,999)	(4,741,129)
Treasury stock	(42,549)	(17,549)
Total stockholders' equity	2,982,146	2,283,353
Total liabilities and stockholders' equity	$3,412,245	$2,632,576

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three Months Ended
	November 30,	November 30,
	2011	2010
Revenues	$823,316	$1,280,017
Cost of sales	239,005	656,554
Gross profit	584,311	623,463
Operating expenses:
Selling, general and administrative Expenses	473,002	262,012
Depreciation and amortization	10,615	9,251
Total operating expenses	483,617	271,263
Income from Operations	100,694	352,200
Other Income (Expense)
Interest income	330	277
Interest expense-related parties	-	(841)
Interest expense-other	-	(1,393)
Other expense	3,671	16,985
Total other income	4,001	15,028
Income before provision for income taxes	104,695	367,228
Provision for income taxes	14,180	58,450
Net Income	$90,515	$308,778
BASIC INCOME PER SHARE	$0.00	$0.01
DILUTED INCOME PER SHARE	$0.00	$0.01
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,942,811	25,862,602
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	29,021,800	30,246,097

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Nine Months Ended
	November 30,	November 30,
	2011	2010
Revenues	$4,112,801	$3,191,538
Cost of sales	1,977,093	1,580,816
Gross profit	2,135,708	1,610,722
Operating expenses:
Selling, General and Administrative Expenses	1,429,304	721,633
Depreciation and amortization	32,573	36,474
Total operating expenses	1,461,877	758,107
Income from Operations	673,831	852,615
Other Income (Expense)
Interest income	1,079	660
Interest expense-related parties	-	(9,004)
Interest expense-other	(1,055)	(3,693)
Other expense	(12,292)	16,982
Total other (expense)	(12,268)	4,945
Income before provision for income taxes	661,563	857,560
Provision for income taxes	233,433	58,450
Net Income	$428,130	$799,110
BASIC INCOME PER SHARE	$0.02	$0.03
DILUTED INCOME PER SHARE	$0.01	$0.03
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,924,010	25,856,954
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	28,874,128	30,221,433

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended
	November 30,	November 30,
	2011	2010

OPERATING ACTIVITIES:
Net income	$428,130	$799,110
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	32,573	36,474
Loss on sale of assets	12,291	34,205
Stock-based compensation	288,163	6,270
Contributed services	7,500	-
Provision for doubtful accounts	13,392	92,562
Increase (decrease) in inventory reserve	(243,143)	124,882
Change in deferred tax assets	113,577	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(150,893)	(175,219)
(Increase) decrease in inventory	(200,172)	(31,223)
(Increase) decrease in prepaid expenses and other assets	(148,124)	(21,031)
Increase (decrease) in accounts payable and accrued expenses	(37,360)	52,951
Increase (decrease) in accrued interest due to related party	-	(50,034)
Increase (decrease) in customer deposits	146,978	(23,750)
Net Cash Provided by Operating Activities	262,912	845,197

INVESTING ACTIVITIES:
Purchase of property and equipment	(72,367)	(44,223)
Purchase of intangible assets	(4,005)	(2,705)
Net Cash Used in Investing Activities	(76,372)	(46,928)

FINANCING ACTIVITIES:
Proceeds from notes payable	-	38,167
Repayment of notes payable and capital lease obligations	(53,037)	(471,088)
Purchase of common stock	(25,000)
Net Cash Used in Financing Activities	(78,037)	(432,921)

NET INCREASE IN CASH AND CASH EQUIVALENTS	108,503	365,348

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,244,290	502,167

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,352,793	$867,515

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchase of equipment under capital lease	$24,295	$-

Cash paid for:
Interest	$1,056	$12,697
Income taxes	$231,310	$-

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1:    CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiary (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s February 28, 2011 audited financial statements.  The results of operations for the periods ended November 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

The denominator for diluted income per share for the period ended November 30, 2011 is adjusted to include the effect of dilutive common stock equivalents, consisting of warrants totaling 3,078,989 and 2,950,118 for the three and nine month periods ended November 30, 2011, respectively.  The denominator for diluted income per share for the period ended November 30, 2010 is adjusted to include the effect of dilutive common stock equivalents, consisting of warrants totaling 4,383,495 and 4,364,479 for the three and nine month periods ended November 30, 2010, respectively.  Common stock equivalents consisting of 1,819,721 and 1,809,721 warrants were considered but were not included in the computation of income per share for the three and nine month periods ended November 30, 2010, because they would have been anti-dilutive.

NOTE 3:   STOCKHOLDERS’ EQUITY

Common Stock
During the nine-month period ended November 30, 2011, the Company issued 50,000 shares of restricted common stock to a consultant for services rendered, valued at $15,500 based on the estimated fair value of the common stock on the date of the grant which is included in stock-based compensation.  During the quarter ended November 30, 2011, the Company issued 25,000 shares of restricted common stock to employees as compensation at a total value of $6,250, which was based on the fair value of the stock on the date of grant.

The Company purchased 100,000 shares of common stock at a cost of $25,000 during the nine months ended November 30, 2011 which were placed in the treasury and recorded at cost.  No shares of common stock were purchased by the Company during the quarter ended November 30, 2011.

Contributed Executive Services
The President of the Company elected not to accept his salary until the Company has become profitable. Although the Company has achieved profitable operations, he continued to not accept his salary. Accordingly, the Company recorded $2,500 and $7,500, the contractual value of these services, for the three and nine month periods, respectively, in each of the periods ended November 30, 2011 and 2010, which is included in selling, general and administrative expenses and additional paid-in capital.

Warrants
The Company has determined the estimated value of warrants granted using the Black-Scholes pricing model. The amount of the expense charged to operations for warrants was $88,804 and $266,413 for the three and nine month periods ended November 30, 2011, respectively, and $-nil- for the three and nine month periods ended November 30, 2010.  All outstanding warrants are expected to vest in December 2015.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

A summary of warrant activity for the nine months ended November 30, 2011 is as follows:

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price
Outstanding at February 28, 2011	8,467,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at November 30, 2011	8,467,221	0.21
Vested at November 30, 2011	0	0.21
Exercisable at November 30, 2011	0	0.21

The following table summarizes significant ranges of outstanding warrants as of November 30, 2011:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted	Weighted
		Average	Average	Average
	Number	Remaining	Exercise	Exercise
Exercise	Outstanding	Life (Years)	Price	Price

$0.21	8,467,221	9.29	$0.21	$0.21

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:    INVENTORY

The Company’s inventory consisted of the following at November 30, 2011 and February 28, 2011:

Raw materials	$591,751	$503,265
Finished goods	321,195	209,509
	912,946	712,774
Reserve for obsolete and slow moving inventory	(22,142)	(265,285)
	$890,804	$447,489

NOTE 5:    LINE OF CREDIT

As of November 30, 2011, the Company had a line of credit agreement totaling $100,000.  The line of credit bears interest at the lending institution’s index rate (3.25% as of November 30, 2011) plus 1.75 percent and is due February 1, 2012.  As of November 30, 2011, the Company had no outstanding borrowings against the line of credit.  The line of credit agreement does not include any limitations on borrowings or any restrictive debt covenants.

NOTE 6:    CONCENTRATIONS

Sales to two customers accounted for 46% and 59% of total revenues for the three and nine month periods ended November 30, 2011, respectively, and website sales accounted for 10% of total revenue during both periods.  For the three and nine month periods ended November 30, 2010, sales to four customers accounted for 70% and 65% of total revenues, respectively, and website sales were 9% of total revenue during both periods.

NOTE 7:    RELATED PARTY TRANSACTIONS

During the three and nine month period ended November 30, 2011, payments totaling $25,000 and $82,500, respectively, were made to TAM Irrevocable Trust, in which Cari Beck is a trustee as well as the daughter of the Company’s President, for consulting services.  During the three and nine month period ended November 30, 2010 payments to TAM Irrevocable Trust were made totaling $17,500 and $60,280, respectively, for consulting services.

NOTE 8: SUBSEQUENT EVENTS

In December 2011, the Company leased an additional 7,077 square foot warehouse.  The lease is approximately $5,000 per month and escalates by $0.03 per square foot annually.  The lease is for January 2012 through July 2014.

During the month of December 2011, the Company created a majority-owned subsidiary, Seychelle Japan, a Japanese company, to assist with selling product to Japan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiary (the “Company”) for the three and nine month periods ended November 30, 2011 and 2010. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended February 28, 2011.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

Our Company is presently comprised of Seychelle Environmental Technologies, Inc., a Nevada corporation, with one wholly-owned subsidiary, Seychelle Water Technologies, Inc., also a Nevada corporation. and one majority-owned subsidiary, Seychelle Japan, a Japanese company, formed in December 2011, (collectively, the Company or Seychelle).We use the trade name "Seychelle Water Filtration Products, Inc." in our commercial operations.

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

Our principal business address is 32963 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summary historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three and nine month periods ended November 30, 2011 and 2010 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three-month period ended November 30, 2011 compared to the corresponding period in 2010

			Year over
	2011	2010	year change	%

Revenues	$823,316	$1,280,017	(456,701)	-35.7%
Cost of revenues	239,005	656,554	(417,549)	-63.6%
Gross profit	584,311	623,463	(39,152)	-6.3%
Gross profit %	71.0%	48.7%
Selling, general, and administrative expenses	473,002	262,012	210,990	80.5%
Depreciation and amortization exp	10,615	9,251	1,364	14.7%
Income before provision for income taxes	104,695	367,228	(262,533)	-71.5%
Provision for income taxes	(14,180)	(58,450)	44,270	-75.7%
Net Income	90,515	308,789	(218,263)	-70.7%
Net Income %	11.0%	24.1%

Revenues. Our customer concentration is constantly changing, which contributes to much of the fluctuation in revenues.  The current period decrease in revenues is primarily due to sales to two customers who accounted for approximately $665,800 of the net decrease, accounting for 46% of revenues in the three-month period ended November 30, 2011 compared to 70% in the same period ended November 30, 2010.  There was also a $23,000 decrease in website sales for the three-month period ended November 30, 2011 compared to the same period in the prior year. The decrease in sales is also the net result of a shift in our product mix.  Significant variances were experienced within a few product lines: missionary packs increased by $89.500, pitcher increased by $33,280, stainless steel bottles decreased by $68,300, replacement filters decreased by $65,400, pumps decreased by $22,200, straws decreased by $18,300, and plastic bottles decreased by $120,500.  Sales were also down this quarter due to delays in negotiating three major new distributor agreements, shipments to Japan and the launch of the new pH product line.

Cost of revenues and gross profit percentage. The decrease in cost of revenues is largely a direct result of the 36% decrease in sales for the three-month period ended November 30, 2011 from the comparable period in the prior year.  Cost of revenues decreased by 64% from period to period by comparison, resulting in an increase in gross profit margin to 71% from 49%.  Our profit margin will fluctuate from time to time based on the product mix within sales.   The main reason for the fluctuation is due to inventory reserve of pitchers and countertops being written down in previous periods and these items having greater sales in the current year.  We are continuing to pursue efficiencies in the production process and are negotiating for better filter prices and believe that gross margins will improve further if we are successful in these plans and will be able to reduce the impact the lower margin products will have on the product mix.

Selling, general and administrative expenses.  These expenses increased by approximately $211,000, or 81%, during the three months ended November 30, 2011 compared to the same period ended in the prior year.  Selling expenses increased approximately $77,000 compared to the same period in 2010.  This is due to the increase in commissionable sales.   Not all sales are commissionable, and the increase in selling expenses as a percentage of sales is largely a direct result of the increase in commissionable sales to two significant customers.  We expect sales commissions to be approximately 13% of sales for the remainder of fiscal year 2011.    Significant components of the increase are gift and bonus expense to reward performance for a profitable year in 2011 (to $7,600 for 2011 compared to $6,700 for 2010), merchant fee expense (to $7,400 compared to $5,200), printing expense (to $8,300 compared to $14,700), outside services (to $23,600 compared to $9,700), worker’s compensation insurance ($39,200 compared to $6,400), and consulting fees ($147,000 compared to $45,900). We anticipate general and administrative expenses for the remainder of fiscal 2011 to remain consistent or decrease due to the annual insurance adjustment for additional employees hired throughout the year that was expensed in the quarter ended November 30, 2011.

Depreciation and amortization expense.  The increase in depreciation and amortization expense is due to additional assets being purchased throughout the year due to changing product designs.

Net Income. Net income for the three-month period ended November 30, 2011 was $90,515 compared to net income of $308,778 for the three-month period ended November 30, 2010.  This was primarily due to the slight decrease in cost of goods sold as a percentage of sales, partially offset by the increases in operating expenses as discussed above. The net income can be improved when larger sales orders begin coming in for the larger volume products and as noted previously, out-source the production to a high volume assembler/fulfillment vendor we have established a relationship with to do this for us.  This net income short-fall doesn’t change the long-term outlook as revenues continue to increase versus prior year.  Finally, we are aggressively working on expanding the number of customers to lessen the impact of volume changes by customers from period to period to make production runs longer creating greater efficiencies and increasing net income.

Nine-month period ended November 30, 2011 compared to the corresponding period in 2010

			Year over
	2011	2010	year change	%

Revenues	$4,112,801	$3,191,538	921,263	28.9%
Cost of revenues	1,977,093	1,580,816	396,277	25.1%
Gross profit	2,135,708	1,610,722	524,986	32.6%
Gross profit %	51.9%	50.5%
Selling, general, and administrative expenses	1,429,304	721,633	707,671	98.1%
Depreciation expense	32,573	36,474	(3,901)	-10.7%
Income before provision for income taxes	661,563	857,560	(195,997)	-22.9%
Provision for income taxes	(233,433)	58,450	(174,983)	299.4%
Net Income	428,130	799,110	(370,980)	-46.4%
Net Income %	10.4%	25.0%

Revenues. Our customer concentration is constantly changing, which contributes to much of the fluctuation in revenues.  The current period increase in revenues is largely due to sales to two customers who accounted for approximately $2,507,595 compared to $2,123,189 of the net increase, accounting for 59% of revenues in the nine-month period ended November, 2011 compared to 65% in the same period ended November 30, 2010.  This was increased further by website sales which contributed $543,529 in the nine-month period ended November 30, 2011 compared to the same period ended November 30, 2010 of $290,613.  The increase in sales is also the net result of a shift in our product mix.  Significant changes were experienced within a few product lines: missionary packs (which decreased to $684,000 in the current quarter as compared to $704,000 in sales for the comparable period), pitchers (which increased to $1,180,000 from $369,000), stainless steel bottles(which increased to $346,000 from $291,000), straws (increased to $199,00 from $86,000), countertop units (increased to $92,000 from $4,000), replacement filters (increased to $322,000 from $297,000), and plastic bottles (which decreased to $902,000 from $995,000).   There were also increased revenues from the introduction of new product lines, such as the Aqua Mist and shower lines, which combined for $131,000 of current year revenue as compared to zero in the comparable period of the prior year.

Cost of revenues and gross profit percentage. The increase in cost of revenues is largely a direct result of the 29% increase in sales for the nine-month period ended November 30, 2011 from the comparable period in the prior year. Cost of revenues increased by 25% from period to period by comparison, resulting in an increase in gross profit margin to 52% from 51%.  Our profit margin will fluctuate from time to time based on the product mix within sales.   As mentioned in the sales discussion, a large reason for the increase in sales was an $811,000 increase in sales of pitchers compared to the same period in the prior year.  The sales of pitchers typically result in a lower margin per unit than most of the Company’s other product lines.  As noted in the 3 month period ended November 30, 2011, discussion of gross margins  are continuing to pursue efficiencies in the production process and we are negotiating for better filter prices and believe that gross margins will improve further if we are successful in these plans.

Selling, general and administrative  expenses.  These expenses increased by approximately $708,000, or 98%, during the nine months ended November 30, 2011 compared to the same period ended in the prior year.  Selling expenses increased approximately $204,600 compared to the same period in 2010.  This is due to the increase in commissioned sales.   Not all sales are commissionable, and the increase in selling expenses as a percentage of sales is largely a direct result of the increase in commissionable sales to two significant customers.  We expect sales commissions to be approximately 13% of sales for the remainder of fiscal year 2011.  Significant components of the increase in general and administrative expenses are gift and bonus expense to reward performance for a profitable year in 2011 (to $49,200 for 2011 compared to $18,100 for 2010), merchant fee expense (to $32,700 compared to $16,200), accounting fee (to $63,000 compared to $52,000), worker’s compensation insurance (to $47,000 compared to $22,000), printing expense (to $44,700 compared to $30,500), outside services (to $87,800 compared to $28,700), and consulting fees ($448,800 compared to $150,400).  The increases in outside services is due primarily to website orders being filled by outside fulfillment center and an increase in labor required to fulfill incoming orders. We expect general and administrative expenses for the remainder of fiscal 2011 to remain constant or slightly decrease as we expand to handle the growth of our sales and try to focus on inefficiencies.

Depreciation and amortization expense.  The decrease in depreciation and amortization expense is due to some assets becoming fully depreciated as well as a bagging machine being removed from our assets in the current year.

Net Income.  Net income for the nine-month period ended November 30, 2011 was $428,130 compared to net income of $799,110 for the nine-month period ended November 30, 2010.  This decrease was primarily due to higher selling, general and administrative expenses as mentioned above.  We continue to be bullish on the long-term prospects of the Company with the high margin new products being launched in the fourth quarter and the increased consumer awareness of the contamination of the fresh water supply both in the United States and internationally.

Liquidity and Capital Resources

Net cash provided by operating activities.
During the nine-month ended November 30, 2011, the Company funded its operations primarily through proceeds from product sales. Our accounts receivable, excluding change in allowances, increased by $151,000 reflecting the growth in sales, while our customer deposits increased by $147,000 due the growth in customer orders.   Net income was impacted by noncash charges for stock-based compensation amounting to $288,000, largely due to warrant amortization and 75,000 shares issued for services rendered in the nine month period ended November 30, 2011.

Net cash used in investing activities. During the nine-month period ended November 30, 2011, the increase in cash used by investing activities was due to the purchase of $72,000 of property and equipment.

Net cash used in financing activities.
Our principal sources of liquidity have historically been funds generated from operating activities and borrowings from the TAM Trust, one of our principal shareholders and borrowing under our line of credit. As of November 30, 2011, the Company has no outstanding borrowings either from TAM Trust or under our line of credit.  The Company believes that despite the increase in sales experienced during the fiscal years ended February 28, 2011 and 2010 and the nine-month period ended November 30, 2011, additional funding may still be required from the TAM Trust or other shareholders to handle the growth in sales volume. During April 2010, the TAM Trust committed to providing up to $250,000 in additional funding.

As of November 30, 2011, the Company had $1,352,793 in cash and no borrowings outstanding on its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. The Company believes it has liquidity to meet its operating needs through the balance of fiscal 2012.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In early, 2005, the Company was named in a lawsuit originally brought against the Company’s President involving issues unrelated to the Company’s water filtration business. The case was brought in the Superior Court for the State of California, San Diego County District, and was titled Letty Garcia vs. Carl Palmer; Seychelle Environmental Technologies Inc., et, al.   A jury trial was held June, 2005 and the Company was found to have no liability in this matter.  However, in May of 2011, the plaintiff in that case again reopened the same action and has again named the Company as a defendant.  This case is entitled titled Letty Garcia  vs. Carl Palmer; Seychelle Environmental Technologies Inc., et, al. The Company is vigorously defending itself and believes that it will again prevail.

Otherwise, as of November 30, 2011 we know of no legal proceedings pending or threatened or judgments entered against the Company or any of our directors or officers in their capacity as such.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 31, 2011.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine-month period ended November 30, 2011, the Company issued 50,000 shares of restricted common stock for outside services to one individual in exchange for services rendered in addition to 25,000 shares of restricted stock to employees for services rendered .  The Company issued no other restricted or unrestricted stock, warrants or options during this period.

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

 Reports on Form 8-K

We filed six reports on Form 8-K for the nine-month period ended November 30, 2011.  On October 17, 2011, we announced revenues and earnings for our fiscal quarter ended August 31, 2011 and information concerning certain anticipated operations.  On October 11, 2011, we announced new sales programs and new distributors.  On July 18, 2011, we announced revenues and earnings for our fiscal quarter ended May 31, 2011 and information concerning certain anticipated operations.  On March 14, 2011, we announced fiscal year end guidance. On May 10, 2011, we announced a new product. On May 31, 2011, we discussed our fiscal year end results and provided information regarding our operations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Seychelle Environmental Technologies, Inc.

Date: January 13, 2012	By:	/s/ Carl Palmer
Carl Palmer Director, Chief Executive Officer and President

Date: January 13, 2012	By:	/s/ Jim Place
Jim Place Director and Chief Financial Officer and Chief Operating Officer