Form 10-Q/A
period 2011-11-30
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2012-02-17
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

The number of shares outstanding of the Registrant's common stock, as of February 15, 2012 was 25,957,646.

References in this document to "us," "we," “Seychelle,” “SYEV,” or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiaries.

Seychelle Environmental Technologies, Inc.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXPLANATORY NOTE

This First Amended Quarterly Report on Form 10-Q/A discloses and discusses the impact and effect of a restatement of our previously filed financial statements for the quarter ended November 30, 2011; and amends Items 1, 2, and 4T of Part I and Item 1 of Part II of our Quarterly Report on Form 10-Q previously filed on January 13, 2012.  This restatement is necessary due to the incorrect presentation of a restricted cash deposit.   Subsequent to January 13, 2012, management determined that a restricted cash deposit should have been separately recorded in the balance sheet rather than included with cash and cash equivalents, where it was previously recorded.  As a result, the Company has restated its previously issued consolidated financial statements for the interim quarter ended November 30, 2011 to correct the error noted above and file an amendment to the Company’s Form 10-Q for the interim quarter ended November 30, 2011 with the Securities and Exchange Commission.

This First Amended Quarterly Report on Form 10-Q/A for the quarter ended November 30, 2011 amends and restates only those items of the previously filed Quarterly Report on Form 10-Q which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the Condensed Consolidated Financial Statements except for those which are required by or result from the effects of the restatement. For additional information regarding the restatement, see Note 10 to our Condensed Consolidated Financial Statements included in Part I - Item I. No other information contained in our previously filed Form 10-Q for the quarter ended November 30, 2011 has been updated or amended.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2011	February 28, 2011
	(Unaudited)	(Audited)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,049,997	$1,244,290
Accounts receivable, net of allowance for doubtful accounts and sales returns
of $112,798 and $99,406, respectively	191,211	53,710
Inventory, net	890,804	447,489
Prepaid expenses and other current assets	225,644	77,520
Restricted cash deposits	302,796	-
Total current assets	2,660,452	1,823,009
Property and equipment, net	154,895	98,977
Intangible assets, net	7,128	7,243
Deferred tax assets	581,256	694,833
Other assets	8,514	8,514
Total assets	$3,412,245	$2,632,576

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$193,372	$230,732
Customer deposits	212,432	65,454
Notes payable and capital lease obligations	6,395	53,037
Total current liabilities	412,199	349,223

Long terrn Liabilities:
Notes payable and capital lease obligations	17,900	-

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 25,957,646 and 25,882,646 issued and outstanding (including 157,500 and 57,500 shares in treasury) at November 30, 2011 and February 28, 2011, respectively	25,958	25,883
Additional paid-in capital	7,311,736	7,016,148
Accumulated deficit	(4,312,999)	(4,741,129)
Treasury stock	(42,549)	(17,549)
Total stockholders' equity	2,982,146	2,283,353
Total liabilities and stockholders' equity	$3,412,245	$2,632,576

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended
	November 30,	November 30,
	2011	2010
	(Restated)
OPERATING ACTIVITIES:
Net income	$428,130	$799,110
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	32,573	36,474
Loss on sale of assets	12,291	34,205
Stock-based compensation	288,163	6,270
Contributed services	7,500	-
Provision for doubtful accounts	13,392	92,562
Increase (decrease) in inventory reserve	(243,143)	124,882
Change in deferred tax assets	113,577	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(150,893)	(175,219)
(Increase) decrease in inventory	(200,172)	(31,223)
(Increase) decrease in prepaid expenses and other assets	(148,124)	(21,031)
(Increase) decreased in restricted cash deposits	(302,796)	-
Increase (decrease) in accounts payable and accrued expenses	(37,360)	52,951
Increase (decrease) in accrued interest due to related party	-	(50,034)
Increase (decrease) in customer deposits	146,978	(23,750)
Net Cash (Used in) Provided by Operating Activities	(39,884)	845,197

INVESTING ACTIVITIES:
Purchase of property and equipment	(72,367)	(44,223)
Purchase of intangible assets	(4,005)	(2,705)
Net Cash Used in Investing Activities	(76,372)	(46,928)

FINANCING ACTIVITIES:
Proceeds from notes payable	-	38,167
Repayment of notes payable and capital lease obligations	(53,037)	(471,088)
Purchase of common stock	(25,000)
Net Cash Used in Financing Activities	(78,037)	(432,921)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(194,293)	365,348

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,244,290	502,167

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,049,997	$867,515

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchase of equipment under capital lease	$24,295	$-

Cash paid for:
Interest	$1,056	$12,697
Income taxes	$231,310	$-

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

NOTE 8:    CONTINGENCY

In early 2005, the Company was named in a lawsuit originally brought against the Company’s President involving issues unrelated to the Company’s water filtration business. The case was brought in the Superior Court for the State of California, San Diego County District.  A jury trial was held June 2005 and the Company was found to have no liability in this matter.  In May of 2011, the plaintiff in that case again reopened the same action and has again named the Company as a defendant.  The Company is vigorously defending itself and believes that it will again prevail, and as such no accrual was made for any potential liability in this case.  However, on November 17, 2011, the Superior Court garnished approximately $303,000 of the Company’s cash and deposited it in an escrow account out of control of the Company.  As a result, the Company has recorded approximately $303,000 in the condensed consolidated balance sheet as restricted cash deposits.  If the Company prevails in this lawsuit as expected, then the cash would be returned to the Company.

NOTE 9: SUBSEQUENT EVENTS

In December 2011, the Company leased an additional 7,077 square foot warehouse.  The lease is approximately $5,000 per month and escalates by $0.03 per square foot annually.  The lease is for January 2012 through July 2014.

During the month of December 2011, the Company created a majority-owned subsidiary, Seychelle Japan, a Japanese company, to assist with selling product to Japan.

NOTE 10:   RESTATEMENT

Subsequent to January 13, 2012 and after the Company had filed its Quarterly Report on Form 10-Q for the three and nine month periods ended November 30, 2011, management determined that a restricted cash deposit should have been separately recorded in the balance sheet rather than recorded within cash and cash equivalents.  As a result, the Company has restated its previously issued condensed consolidated financial statements for the quarter ended November 30, 2011 to correct the error noted above and filed an amendment to the Company’s Form 10-Q for the interim quarter ended November 30, 2011 with the Securities and Exchange Commission.  Accordingly, the accompanying consolidated balance sheets and statements of cash flows for the period described in the preceding sentence have been retroactively adjusted as summarized below:

Effect of Reclassification of Restricted Cash Deposit	As Previously Reported	As Restated	Retroactive Adjustment

BALANCE SHEET
At November 30, 2011
ASSETS
- Cash and cash equivalents	$1,352,793	$1,049,997	$(302,796)
- Restricted cash deposits	$-	$302,796	$302,796
- Total current assets	$2,660,452	$2,660,452	$-
- Total assets	$3,412,245	$3,412,245	$-

STATEMENT OF CASH FLOWS
Nine Months Ended November 30, 2011
- (Increase) decrease in restricted cash deposits	$-	$(302,796)	$(302,796)
- Net Cash (Used in) Provided by Operating Activities	$262,912	$(39,884)	$(302,796)
- Net (decrease) increase in cash and cash equivalents	$108,503	$(194,293)	$(302,796)
- Cash and cash equivalents at end of period	$1,352,793	$1,049,997	$(302,796)

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

Our principal business address is 32963 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatement

Subsequent to January 13, 2012 and after the Company had filed its Quarterly Report on Form 10-Q for the three and nine month periods ended November 30, 2011, management determined that a restricted cash deposit should have been separately recorded in the balance sheet rather than recorded within cash and cash equivalents.  As a result, the Company has restated its previously issued condensed consolidated financial statements for the quarter ended November 30, 2011 to correct the error noted above and filed an amendment to the Company’s Form 10-Q for the interim quarter ended November 30, 2011 with the Securities and Exchange Commission.  Accordingly, the accompanying consolidated balance sheets and statements of cash flows for the period described in the preceding sentence have been retroactively adjusted as summarized below:

Effect of Reclassification of Restricted Cash Deposit	As Previously Reported	As Restated	Retroactive Adjustment

BALANCE SHEET
At November 30, 2011
ASSETS
- Cash and cash equivalents	$1,352,793	$1,049,997	$(302,796)
- Restricted cash deposits	$-	$302,796	$302,796
- Total current assets	$2,660,452	$2,660,452	$-
- Total assets	$3,412,245	$3,412,245	$-

STATEMENT OF CASH FLOWS
Nine Months Ended November 30, 2011
- (Increase) decrease in restricted cash deposits	$-	$(302,796)	$(302,796)
- Net Cash (Used in) Provided by Operating Activities	$262,912	$(39,884)	$(302,796)
- Net (decrease) increase in cash and cash equivalents	$108,503	$(194,293)	$(302,796)
- Cash and cash equivalents at end of period	$1,352,793	$1,049,997	$(302,796)

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

Liquidity and Capital Resources

Net cash (used in) provided by operating activities.
During the nine-month ended November 30, 2011, the Company funded its operations primarily through proceeds from product sales. Our accounts receivable, excluding change in allowances, increased by $151,000 reflecting the growth in sales, while our customer deposits increased by $147,000 due the growth in customer orders.   Net income was impacted by noncash charges for stock-based compensation amounting to $288,000, largely due to warrant amortization and 75,000 shares issued for services rendered in the nine month period ended November 30, 2011. Cash available for operations was also reduced by approximately $303,000 that was garnished by the Superior Court and placed it in an escrow account.

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

As of November 30, 2011, the Company had $1,049,997 in cash and no borrowings outstanding on its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. The Company believes it has liquidity to meet its operating needs through the balance of fiscal 2012.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer each have concluded that our disclosure controls and procedures  were not  effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

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

Identification of Material Weaknesses in Controls and Procedures

In view of the restatement and the reclassification of our financial statements for the three and nine month periods ended November 30, 2011, as described under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement, and in connection with the evaluation of our controls and procedures for the year ending February 29, 2012 we have determined that we have a material weakness in our controls and procedures, as more fully described below.

A material weakness in internal control over financial reporting is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

We determined that a restricted cash deposit should have been separately recorded on the balance sheet as of November 30, 2011 rather than included in cash and cash equivalents, where it was previously reported.  As a result of identifying this error, we concluded that an accounting adjustment was necessary to correct the previously issued financial statements for the three and nine month periods ended November 30, 2011 and that the report we filed with the SEC that included the financial statements that reported the erroneous information for that period should no longer be relied upon. Accordingly, we have restated our financial statements for three and nine month periods ended November 30, 2011 included in our Quarterly Report on Form 10-Q filed with the SEC on January 13, 2012.

We determined that this failure and related re-statement demonstrated the following weakness in our internal control over financial reporting:

•
Misapplication of Accounting Guidance Related to Materiality - The Company’s management applied a 10% threshold to total assets when determining the need for separate recording and disclosure of the restricted cash, and as such deemed the balance immaterial for separate recording.  In doing so, management neglected to consider that a lesser threshold, such as 5%, or an alternate metric, such as current assets or net earnings, may be more appropriate in assessing materiality, or more importantly whether qualitative aspects of a transaction or event may result in in an item being material for alternative recording or disclosure despite falling below a specified threshold.  This misapplication of the guidance resulted in the nondisclosure of certain restrictions on working capital.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

In light of the foregoing, we have introduced and plan to implement a number of remediation measures to address the material weaknesses described above. Many of these measures are entity level in nature and we believe that the organizational and process changes we intend to adopt will improve our internal controls and governance environment. Management recognizes that many of these enhancements require continual monitoring and evaluation for effectiveness. The development of these actions is an iterative process and will evolve as the Company continues to evaluate and improve our internal controls over financial reporting. Initially, we may be unable to implement some of the more obvious measures, such as retaining additional accounting personnel who have particular areas of expertise, given our resource constraints. However, as we grow, we expect to adopt and implement those measures and to retain additional qualified personnel as management deems necessary to satisfy our control and governance requirements.

Specifically, we have:

•
In mid-February 2012, we implemented a policy of monthly meetings among the members of the accounting department, along with the third-party professional hired to fill certain areas of expertise, with the intent of bringing the group up to date with developments within the organization.  This will include a detailed review of the company’s monthly financial statements and discussion of any significant transactions or events that may not be overtly evident from a review of the financial information.  It is our feeling that this policy will enable timely discussion of transactions and events and prevent them from remaining undetected.  Management believes that this policy will mitigate the potential for accounting and reporting lapses resulting from a lack of communication or understanding regarding the significance of transactions, events, or balances.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In early, 2005, the Company was named in a lawsuit originally brought against the Company’s President involving issues unrelated to the Company’s water filtration business. The case was brought in the Superior Court for the State of California, San Diego County District, and was titled Letty Garcia vs. Carl Palmer; Seychelle Environmental Technologies Inc., et, al.   A jury trial was held June, 2005 and the Company was found to have no liability in this matter.  However, in May of 2011, the plaintiff in that case again reopened the same action and has again named the Company as a defendant.  This case is entitled titled Letty Garcia  vs. Carl Palmer; Seychelle Environmental Technologies Inc., et, al. The Company is vigorously defending itself and believes that it will again prevail. However, in November 2011, the Superior Court garnished approximately $303,000 of the Company’s cash and placed it in an escrow account.  The Company has reported in the condensed balance sheet approximately $303,000 of restricted cash deposits.  If the Company prevails in this lawsuit as expected, then the cash would be returned to the Company.

Otherwise, as of February 15, 2012 we know of no legal proceedings pending or threatened or judgments entered against the Company or any of our directors or officers in their capacity as such.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this amended Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Seychelle Environmental Technologies, Inc.

Date: February 17, 2012	By:	/s/ Carl Palmer
Carl Palmer Director, Chief Executive Officer and President

Date: February 17, 2012	By:	/s/ Jim Place
Jim Place Director and Chief Financial Officer and Chief Operating Officer