Form 10-K
period 2012-02-29
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2012-05-29
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [X]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) : Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock, as of May 27, 2012 was 25,800,146.

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

As of February 29, 2012, Seychelle has sold over 4 million portable water filtration bottles throughout the world to customers such as individuals, dealers, distributors, governments, militaries, non-governmental organizations and emergency relief organizations such as the International Red Cross, Eco-Challenge, Kenya Wild Life Service, La Cruz Roja de Mexico and the N.Y. Institute for the Blind. In addition, the Company has donated thousands of portable bottles to church groups and missionaries worldwide.

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

Seychelle filters have been tested by independent and government laboratories throughout the world and are approved for sale and distribution in the following countries: United States, Mexico, Canada, Slovenia, Czech Republic, India, Tanzania, United Kingdom, Korea, Malaysia, Japan, The Peoples Republic of China, Vietnam, New Zealand, Australia, Brazil, Venezuela, Argentina, South Africa, and Pakistan. In the United States, Seychelle filters have been certified by independent government laboratories using EPA/ANSI protocols and NSF Standards 42 and 53 by Broward Testing Labs. Additionally, we offer a test pack for potential customers that includes the test results from selected countries. In addition, selected results from the United States, United Kingdom and South Africa are displayed on our Website: www.seychelle.com. To our knowledge, no other portable water filtration system can achieve removal of up to 99.99% of pollutants and contaminants most commonly found in fresh drinking water supplies in the four major areas of concern defined above. The benefit of such filtration can save lives worldwide as more people become aware of the benefits of using products utilizing Seychelle’s proprietary portable water filtration technology.

Principal Products or Services and their Markets

Current Products

Seychelle has a varied line of portable filter bottles for people on the go. The current products include: Flip-Top and Pull Top bottles, Canteens, Water Pitchers, Pure Water Pump, Stainless Steel bottles, In-Line Filter, Pure Water Bag, Pump N’ Pure, Pure Water Pouch and   Pure Water Straws.  They include regular, standard or advanced filters (for virus and bacteria control up to 99.9999% reduction). Sizes are from 18 ounce to 38 ounces, and provide up to 150 gallons of pure drinking water from any fresh water source; running or stagnant (such as rivers, lakes, ponds and streams).

New Products

We have added several new products including radiological and PH filters.  Product design is a constant focus and all products are reviewed annually.

 Manufacturing

The Company has determined that the production and assembly of some of our product components can be achieved in China and Mexico at a lower cost than in the U.S. while maintaining equivalent quality standards; however, our proprietary filter will continue to be manufactured in the U.S. The assembly of all our products is completed at our facility in San Juan Capistrano, California which has been expanded to an adjacent building to increase the production capacity.  We are also looking at an assembler/fulfillment company that could handle large orders.

On September 1, 2005, we signed an exclusive leasing agreement with Huanghua Plastic Co., Ltd, a third party, to manufacture some component parts.  There is not a purchasing commitment required by this agreement.

Sales Channels

Sales channels to be pursued will include: retail, military, government, non-governmental agencies (NGO)’s, foundations, missionaries, multi-level marketing, international, OEM and joint ventures. At present, we are talking to a large multi-level marketing company with over one million distributors worldwide who currently do not have a water product in their line.

Several distributors sell the Company’s portable water filtration products to customers in specific distribution channels; including: retail, multi-national corporations, foundations, sports, governmental agencies, and the military (both domestically and internationally). We have recently added new distributors in Korea and Japan.

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

Seychelle has a negligible share of the world’s filtered or purified water market. Our products sell in a niche category of the market - portable filtration bottles that use powder-activated carbon filters that compete with our powder-activated coconut filters with various media called ionic adsorption micron filtration technology (IAMF) which remove many organic and inorganic contaminants that simple activated carbon filters cannot. Most powder activated carbon filters on the market remove Chlorine, sediment and dirt thus improving taste and odor, as well as a handful of other contaminants such as Lead, Mercury, Zinc and Copper. This would include leading brands such as Brita, PUR, General Electric and Culligan, who collectively dominate the home market. In the portable segment of the market, there are hundreds of small companies selling a variety of specialized filters, with no one company having a majority share and no industry data available. We believe that our current share of this market is negligible.

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

Currently, the majority of our sales are to customers in the U.S.  However, we are in contact with several overseas distributors and sales could increase in the future in these countries if customers have a greater demand for safe drinking water  As of February 29, 2012, we had two customers that accounted for 36% and 20%, respectively, of our total sales.

Backlog

As of February 29, 2012, we had a backlog of $136,324 in unshipped orders.

Employees

As of February 29, 2012, we had a President and two (2) executive employees managing the Company with four (4) administrative employees supporting that effort.  In assembly, operations and warehousing we had eighteen (18) full-time employees and two (2) part-time employees working to fill orders.

Proprietary Information and Technology

We own a patent for the portable water filtration system with the filter cap assembly, Patent # 5,914,045, which expires on June 22, 2016. As described in the Abstract, it is "[a] filter assembly for a flexible, portable bottle having a sealing cap including a filter attached to the interior of the cap to filter out substantially all inorganics, organics, radiological chemicals and microbiology. The filter assembly also may include a second filter or iodinator sealed in the flexible bottle to further remove micro-organisms from water passing there-through. The filter assembly is designed so that the flexible bottle must be pressurized, as by being hand pressed, after it is filled with water to force flow of water through the [sic] either or both of the filters. The filter in the cap includes a check valve to allow the bottle to be re-pressurized after water has been dispensed from the bottle." The filter cap assembly is the core to the Company’s product lines.  The media itself, the formulation process, and manufacturing methodology are governed by trade secrets.

We also own a second patent, Patent #6,058,971, which expires on May 9, 2017 for a quick connect diverter valve. As described in the abstract, it is "A quick-connect diverter valve for use in connecting existing water faucets and water filtration units in and around a kitchen, or other areas where clean water is desired." The quick connect diverter value is used in the above the counter filter system currently being sold in the United States, Pakistan and China. The Company believes this is a viable and growing product line for developing countries where the quality of water continues to deteriorate.

During April 2006, the Company issued 50,000 shares of common stock to the shareholders of Continental Technologies, Inc. (Continental) with an approximate value of $16,100 for the Redi Chlor brand name, trademark and the use of the EPA Registration Number 55304-4-7126.

As these patents expire over the next four to five years, the Company cannot at this time estimate the financial impact of the expiration of these patents.

We have filed for three trademarks with the United States Patent and Trademark Office which were granted:  Seychelle®, which has been used in commerce since 1997, along with Pres 2 Pure and Fill 2 Pure.

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

Research and Development

We did not spend a significant amount for research and development activities during the fiscal year ended February 29, 2012.  Virtually all research, development and testing are performed by Carl Palmer, the Company’s President, as part of his day-to-day duties.

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

We have been profitable in our three most recent fiscal years. However, we cannot guarantee that we will continue to conduct profitable operations.

Through February 28, 2009, we had incurred significant losses. However, sales activity for thirty six months ended February 29, 2012 increased significantly, and we have recorded profits and positive cash flows from operations. We had net income for the year ended February 29, 2012 of $197,986 compared to a net income for the year ended February 28, 2011 of $1,711,790 and net income for the year ended February 28, 2010 of $562,930.  This reduced our accumulated deficit to $4,543,143.  Nevertheless, we believe that we have not engaged in enough consistent profitable business activity over a sustained period of time to be said to have a successful operating history. .If we do not continue to be profitable, we may go out of business, and an investor could lose his entire investment.

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

A successful challenge to the ownership of our technology could materially damage our business prospects. We rely principally on trade secrets as well as trade secret laws, three patents, three trademarks, copyrights, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have three U.S. patents issued and a license on one patent. As these two patents expire over 4 and 5 years, respectively, we cannot at this time estimate the financial impact of the expiration of these patents.  Any issued patent may be challenged and invalidated. Patents may not be issued from any of our future applications. Any claims allowed from existing or future pending patents may not be of sufficient scope or strength to provide significant protection for our products. Patents may not be issued in all countries where our products can be sold so as to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our patents or the patents that we license.

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

Our directors and executive officers have made a full commitment to our business. The loss of any or all of these individuals could have a materially adverse impact on our operations because we have no succession plan for any of them. We will depend on our senior executive officers as well as other key personnel.  If any key employee decides to terminate his employment with us, this termination could delay the commercialization of our products or prevent us from sustaining our profitability. Competition for qualified employees is intense among companies in our industry and the loss of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the expansion of our activities, could hinder our ability to successfully develop and maintain marketable products.

We have a significant dependence on a few customers.

For the year ended February 29, 2012, two customers collectively accounted for approximately 56% of our total sales.   Management believes that if future revenues from its significant customers decline, those revenues can be replaced through the sales to other customers.  However, there can be no assurance that this will occur, which could result in an adverse effect on the Company’s financial condition or results of operations in the future.

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

We Face Risks Associated With Currency Exchange Rate Fluctuations.

Although we currently transact business primarily in U.S. dollars, a large portion of our revenues and related cost of goods sold may be determined in foreign currencies if we continue to expand our international operations.  Conducting business in currencies other than U.S. dollars subjects the Company to fluctuations in currency exchange rates that could have a negative impact on our reported operating results.  Fluctuations in the value of the U.S. dollar relative to other currencies may impact our revenue, cost of goods sold and operating gross margin, and result in foreign currency translation gains and losses.  Historically, we have not engaged in exchange rate hedging activities.

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

For example, the Company has used stock warrants, restricted stock, and other equity incentives as a fundamental component of our executive compensation packages.  The Company believes that stock warrants and other equity incentives directly motivate our executives to maximize long-term stockholder value and, through the use of vesting, encourage executives to remain with the Company; however, grants of equity based compensation are measured at their grant date fair value and recognized over the requisite service period, if any.  .

If We Fail in Maintaining Effective Internal Control Over Financial Reporting, The Price of Our Common Stock May be Adversely Affected.

We are required to establish and maintain appropriate internal control over financial reporting.  Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosure regarding our business, financial condition or results of operations.  In addition, our future assessments of internal control over financial reporting may identify additional weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.  Any material weaknesses that needs to be addressed in management’s assessment of our internal control over financial reporting or in the report on the effectiveness of our internal controls by our independent registered public accounting firm, when applicable, may have an adverse impact of our common stock.

 If We Fail to Comply with Section 404 of the Sarbanes-Oxley Act of 2002 in a Timely Manner, Our Business Could Be Harmed and Our Stock Price Could Decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require management’s annual assessment of our internal control over financial reporting.  The standards that must be met for the management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.  We have incurred, and expect to incur, significant expenses and we devote resources to Section 404 compliance on an ongoing basis.  In the event that our Chief Executive Officer and Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react on how the market prices of our shares will be affected, however, we believe that there is a risk that investor confidence and share value may be negatively impacted.

Maintaining and Improving Our Financial Controls and The Requirements Of Being a Public Company May Strain Our Resources, Divert Management’s Attention, and Affect Our Ability to Attract and Retain Qualified Members For Our Board of Directors.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002.  The requirements of these rules and regulations increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and may also place undue strain on our personnel, systems, and resources.  The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting.  Fulfilling this requirement can be difficult to achieve and maintain.

As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition.  These efforts also involve substantial costs.

We may be impacted by new regulatory requirements as a result of the passage of the Dodd-Frank Act.

In July, 2010, Congress enacted the Dodd-Frank Act, which instituted major changes in the regulatory regime for public companies. At the present time, we do not believe that Seychelle will be impacted in a material way by this legislation. However, the implementation of the provisions of the Dodd-Frank Act is subject to regulations which have not yet been written and its statutory provisions have not been the subject of extensive judicial review, so we cannot guarantee that we may not come under its purview at some point in the future and be affected negatively by it.

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

We have added a stock broker to create or maintain a market in our common stock, which could favorably impact the price and liquidity of our securities.

We do not expect to pay dividends on common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future, as we are a growth company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

A smaller reporting company is not required to provide the information in this Item.

ITEM 2. DESCRIPTION OF PROPERTY.

As of February 29, 2012, our business office was located at 32963 Calle Perfecto, San Juan Capistrano, CA 92675 with an additional warehouse located at 32901 Calle Perfecto, San Juan Capistrano, CA 92675. Our office telephone number is 949-234-1999. We pay a total of approximately $13,200 in rent per month for approximately 17,200 square feet of office, operations and warehousing. We have a lease for the 32963 location with an unaffiliated third party, which was initiated in June 2009 and will expire in June 2014.   The lease for the 32901 location is with a different unaffiliated third party, was initiated November 2011, and will expire in July 2014.  .

We own two patents,   and numerous trade secrets, see Proprietary Information and Technology above, and other proprietary information related to our business operations. We have filed for three trademarks with the United States Patent and Trademark Office which were granted:  Seychelle®, which has been used in commerce since 1997, along with Pres 2 Pure and Fill 2 Pure.

ITEM 3. LEGAL PROCEEDINGS.

In the case titled Letty Garcia v. Carl Palmer; Seychelle Environmental Technologies, Inc., et, al., brought in the Superior Court for the State of California, San Diego County District, the court found against the Company in May, 2012 for approximately $157,000.  This amount has been reflected in our February 29, 2012 consolidated financial statements. The Company has evaluated the ruling and has appealed the verdict.

There is an additional unrelated lawsuit, Patricia Edwards v Seychelle Environmental Technologies, Inc., brought in the Superior Court for the State of California, Orange County District, from a former employee of the Company regarding a claim of $280,000 for wrongful termination based on discrimination.  The Company is vigorously contesting the claim.  It is too early to make an opinion as to whether we prevail.

Otherwise, as of February 29, 2012, we know of no other legal proceedings pending or threatened, or judgments entered against the Company or any of our directors or officers in their capacity as such.

ITEM 4. REMOVED AND RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market or Markets

Our Common Stock began trading in 1997 on the OTC Bulletin Board (“OTCBB”).  Since the consummation of trading our common stock, market makers and other dealers have provided bid and ask quotations of our Common Stock under the symbol "SYEV." We were de-listed from the OTCBB in 2002 and were traded on the "Pink Sheets" from December 2002 to March 11, 2008, when we were re-listed on the OTCBB. The table below represents the range of high and low bid quotations of our common stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions. For the fiscal year ended February 29, 2012, the common stock had a High bid price of $0.65 and a Low bid price of $0.22.

Fiscal Year 2012	High Bid	Low Bid

Quarter Ended:

First Quarter May 2011	$0.35	$0.30

Second Quarter August 2011	$0.35	$0..26

Third Quarter November 2011	$0.62	$0.22

Fourth Quarter February 2012	$0.65	$0..40

Fiscal Year 2011	High Bid	Low Bid

Quarter Ended:

First Quarter May 2010	$0.34	$0.23

Second Quarter August 2010	$0.33	$0.22

Third Quarter November 2010	$0.31	$0.18

Fourth Quarter February 2011	$0.30	$0.20

Approximate Number of Holders of Common Stock

As of February 29, 2012, there were approximately 349 shareholders of record of our common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary as of and for the fiscal years ended February 29, 2012 and February 28, 2011, respectively.  The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

Stock Based Compensation

FASB ASC Topic 718, Compensation – Stock Compensation, requires companies to estimate the fair value of stock based compensation on the date of grant. For stock grants, the Company uses the closing price on the date of grant. For warrants, the Company uses the Black Scholes option pricing model. In order to estimate the fair value of the warrants, certain assumptions are made regarding future events. Such assumptions include the estimated future volatility of the Company’s stock price, the expected lives of the awards and the expected dividends, and risk-free rate. Changes in these estimates would change the estimated fair value of the awards, the corresponding accounting for the awards.

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

Recent Accounting Pronouncements

In 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement and results in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011.  The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In September 2011, the FASB issued guidance on ASC 350, Intangibles-Goodwill and Other, for testing goodwill for impairment. The new guidance provides a company the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company’s assessment determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized for that reporting unit, if any. If the company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The adoption of this guidance is effective for the Company beginning March 1, 2012.  The Company does not believe the adoption of this guidance will have a material impact on its financial statements.

In June 2011, the FASB issued guidance on ASC 220, Comprehensive Income, regarding the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Instead, a company is required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance also requires companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. The new guidance will be effective for the Company beginning March 1, 2012 and will not have an impact on the on the Company’s financial statement presentation.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) . This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The new guidance will be effective for the Company beginning March 1, 2012 and will not have a significant impact on the balance sheet, results of operations or cash flow.

Results of Operations

Our summary historical financial data is presented in the following table to aid you in your analysis.  You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this annual report.  The selected financial data below for the fiscal years ended February 29, 2012 and February 28, 2011 are derived from our consolidated financial statements included elsewhere in this annual report.

Fiscal year ended February 29, 2012 compared to the corresponding period in fiscal 2011.

Selected Financial Data

	Years Ended
	February 29,	February 28,		Percentage
	2012	2011	Difference	Change

Sales	$5,142,260	$4,470,090	672,170	15%
Cost of sales	2,651,007	2,189,101	461,906	21%
Gross profit	2,491,253	2,280,989	210,264	9%
Gross profit percentage	48%	51%		(3)%

Selling, general and administrative expenses	1,998,224	1,057,612	940,632	89%
Income from operations	450,111	1,177,139	(727,028)	(62)%
Interest expense (including related party)	(1,649)	(13,336)	11,687	88%
Interest income	1,221	1,030	191	19%
Other income (expense)	(12,284)	(17,211)	4,927	29%
Benefit (expense) from income taxes	(239,413)	564,168	(803,581)	(142)%
Net Income	197,986	1,711,790	(1,513,804)	(88)%

Net cash provided by operating activities	83,930	1,302,532	(1,218,602)	(94)%
Net cash used in investing activities	(115,778)	(59,905)	(55,873)	93%
Net cash used in financing activities	(63,447)	(500,504)	437,057	87%

Sales.  Our customer concentration is constantly changing which contributes to much of the fluctuation in revenues.   The current period increase in revenues is largely due to sales to two customers who accounted for approximately $2,927,000 of net sales, or 56% of revenues for the year ended February 29, 2012 compared to 41% in the year ended February 28, 2011.  This was increased further by website sales which contributed $552,000 in the year ended February 29, 2012 compared to $407,000 for the year ended February 28, 2011.  The increase in sales is also the net result of a shift in our product mix.  Significant changes were experienced within a few product lines: missionary packs (which increased to $851,000 in the current year as compared to $836,000 in sales for the comparable period), pitchers (which increased to $1,384,000 from $672,000), stainless steel bottles(which increased to $426,000 from $364,000), straws (increased to $233,000 from $150,000), countertop units (increased to $93,000 from $15,000), replacement filters (decreased to $383,000 from $502,000), and plastic bottles (which decreased to $1,108,000 from $1,247,000).   There were also increased revenues from the introduction of new product lines, such as the Aqua Mist and shower lines, which combined for $136,000 of current year revenue as compared to zero in the comparable period of the prior year.

Cost of sales and gross profit percentage.  The increase in cost of revenues is largely a direct result of the 15% increase in sales for the year ended February 29, 2012 from the year ended February 28, 2011.  Cost of revenues increased by 21% from period to period by comparison, resulting in a decrease in gross profit margin to 48% from 51%.  Our profit margin will fluctuate from time to time based on the product mix within sales.   The fiscal 2011 gross margin was also impacted by the inventory reserves established for certain products that management concluded were necessary at that time.  As mentioned in the sales discussion, a large reason for the increase in sales was a $712,000 increase in sales of pitchers compared to the same period in the prior year.  The sales of pitchers typically result in a lower margin per unit than most of the Company’s other product lines. However, there will be a benefit in the increased sale of replacement filter packs.  We continue to review our gross margins and are continuing to pursue efficiencies in the production process, and we are negotiating for better filter prices and believe that gross margins will improve further if we are successful in these plans.  The increase in cost of sales and corresponding increase in gross profit dollars is primarily due to an increase in sales of plastic drinking bottles, water pitchers, replacement filter, and mission packs versus prior year. The increase in cost of sales and corresponding increase in gross profit dollars is primarily due to an increase in sales of countertop units versus the prior year.   We are currently considering redesigning the countertop units once our current stock is depleted to improve unit cost and increase sales opportunities.

Selling, General and administrative expenses. The increase in general and administrative expenses was primarily due to the increase in sales commission of approximately $182,000 resulting from an increase in commissionable sales, stock based compensation and consulting fees  of approximately $310,000 largely resulting from warrant amortization costs,  along with $157,000 included in officer salaries as a result of the lawsuit  noted in the legal proceedings footnote.    SG&A expenses in future periods are expected to increase from a total dollar standpoint, but we do not foresee an increase as a percentage of sales.

Interest expense. Interest expense decreased due to the Company paying off the Company’s outstanding debt during the fiscal year ended 2012.

Interest income. The increase in interest income was due to higher balances being carried in interest bearing accounts at the bank.

Benefit from income taxes.   Prior to the fiscal year ended February 28, 2010, the Company had a history of losses and accumulated a significant number of net operating loss carryforwards (NOL’s).  Due to the uncertainty of the Company’s ability to utilize these NOL’s in the future, a full valuation allowance was provided against deferred tax assets at that time.  For the years ended February 29, 2012 and February 28, 2011 and 2010, the Company achieved pretax income and was able to utilize NOL carryforwards of approximately  $0.7 million, $1.4 million and $600,000 in these periods, respectively.   Given that the Company now has reported pretax income in the last three years and expectations of continued profitability in the future, there is currently a more optimistic outlook as to whether the Company will be able to utilize the NOL’s before expiration.  As a result, the Company reversed a portion of the valuation allowance during the year ended February 28, 2011, resulting in a deferred tax benefit of approximately $695,000.  In the fiscal year ended February 29, 2012, the Company recorded income tax expense of approximately $239,000, of which approximately $70,000 was current and $169,000 was deferred.

Net Income. The net income for the fiscal year ended February 29, 2012 was $197,986 ($0.01 per basic share) or 88% less than February 28, 2011, which was $1,711,790 ($0.07 per basic share) due to the increase general and administrative expenses recorded in fiscal year ended February 29, 2012, as discussed above.   Our expenses were higher than anticipated in the fiscal year ended February 29, 2012,  It was the result of increased headcount, the  State of California suspending the utilization of state NOL’s, delays in negotiating three major new distributor agreements, delays in shipments to Japan, Mexico and Saudi Arabia, and the launch of the new pH product line.  As a result of the beginning of shipments to Japan, and Saudi Arabia and the new pH product line in June and July, we expect continued improvement in the profitability of the Company going forward.   Once the supply catches up with demand we expect continued improvement in the profitability of the Company.

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

The following table summarizes our significant contractual obligations on an undiscounted basis as of February 29, 2012 and the future periods in which such obligations are expected to be settled in cash or converted into the Company’s common stock. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in footnotes, as referenced below:

	Total	Less Than 1 Year	1- 3 Years	3-5 Years	More Than 5 Years	Convertible to Stock or Warrants
Accounts payable and accrued liabilities	$158,758	$158,758	$-	$-	$-	$-
Customer deposits	197,696	197,696	-	-	-	-
Capital lease	22,922	4,331	15,117	3,474-	-	-
	379,376	360,785	15,117	3,474	-	-
Other contractual commitments (1)	389,453	165,011	224,442	-	-	-
Total contractual obligations	$768,829	$525,796	$239,559	$3,474	$-	$-

(1) Office lease commitment expiring June 2014 and equipment lease expiring 2015.

Liquidity and capital resources.

Net cash provided by operating activities. During the fiscal years ended February 29, 2012 and February 28, 2011, the Company funded its operations through sales of products and a minimal level of borrowings. Additionally, the Company has been successful in collecting its accounts receivable timely, which also helps with operating cash flow.  Total cash provided through operations totaled $83,930 in 2012 and $1,302,532 in 2011.  This decrease is primarily due to the decrease in the Company’s profitability from 2011 to 2012, along with an increase in inventory, and restricted cash being held as mentioned in the legal proceeding footnote.

Net cash used in investing activities. The $115,778 and $59,905 of cash used in investment activities during fiscal 2012 and 2011 is primarily due to purchasing equipment throughout each year.

Net cash used in financing activities. In 2011, we repaid $482,921 in notes payable and $50,034 in related accrued interest. In 2012, we repaid $38,447 in notes payable.

The Company currently estimates monthly cash requirements of approximately $135,000 to cover selling, general and administrative costs. Gross profits from sales are expected to provide sufficient cash flows to meet these cash requirements and pay contractual commitments.

As of February 29, 2012, the Company has unrestricted cash of $1,148,995 and a backlog of $136,000 in orders to fill.  The Company does not believe that additional funding will be required in the form of related party notes or other shareholder investment.   The TAM Trust has committed to providing up to $250,000 in additional funding, if required.

Capital expenditures.

We do not expect any major capital expenditures in fiscal 2013.  However, minor purchases of additional molds or tooling may be needed to expand our product line.  We will be able to fund these purchases from cash on hand and we will not require outside financing.

Research and development.

We are operating in a business that requires research, development and testing efforts.  .   The portable filtration bottles are continuously being redesigned to find the most efficient way to produce the product while making all products as high quality as possible.

Employees.

We anticipate no additional executive and non-executive hiring.

Any seasonal aspects

We have not experienced seasonal spikes in our sales as a result of our very limited retail store distribution.

Off-Balance Sheet Arrangements : None

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Seychelle Environmental Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Seychelle Environmental Technologies, Inc. and subsidiary (the Company) as of February 29, 2012 and February 28, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended February 29, 2012.  Seychelle Environmental Technologies, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seychelle Environmental Technologies, Inc. as of February 29, 2012 and February 28, 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended February 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ramirez Jimenez International CPA’s

Irvine, California

May 29, 2012

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Balance Sheets

ASSETS

	February 29, 2012	February 28, 2011
CURRENT ASSETS
Cash and cash equivalents	$1,148,995	$1,244,290
Restricted cash	146,081	-
Accounts receivable, net of allowance for doubtful accounts and sales returns of $78,885 and $99,406, respectively	61,782	53,710
Inventory, net	964,580	447,489
Deferred tax assets	120,242	192,285
Prepaid expenses, deposits and other current assets	179,347	77,520
Total current assets	2,621,027	2,015,294

PROPERTY AND EQUIPMENT, NET	171,304	98,977

OTHER ASSETS
Intangible assets, net	5,799	7,243
Deferred tax assets	406,039	502,548
Other assets	8,514	8,514

TOTAL ASSETS	$3,212,683	$2,632,576

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$158,758	$230,732
Customer deposits	197,696	65,454
Notes payable and capital lease obligation	4,331	53,037
Total current liabilities	360,785	349,223

LONG-TERM LIABILITIES

Capital lease obligation	18,591	-
Total long-term liabilities	18,591	-

Total liabilities	379,376	349,223

Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY
Preferred stock, 6,000,000 shares authorized,
none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares
authorized, 25,800,146 and 25,825,146 shares
issued , respectively	25,800	25,883
Treasury stock, 57,500 shares in 2011	-	(17,549)
Additional paid-in capital	7,350,650	7,016,148
Accumulated deficit	(4,543,143)	(4,741,129)

Total Stockholders' Equity	2,833,307	2,283,353
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,212,683	$2,632,576

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Statements of Income

	For the Years Ended
	February 29,	February 28,
	2012	2011

SALES	$5,142,260	$4,470,090
COST OF SALES	2,651,007	2,189,101
GROSS PROFIT	2,491,253	2,280,989

OPERATING EXPENSES
Selling, general and administrative expenses	1,998,244	1,057,612
Depreciation and amortization	42,898	46,238

Total operating expenses	2,041,142	1,103,850

INCOME FROM OPERATIONS	450,111	1,177,139

OTHER INCOME (EXPENSES)
Interest income	1,221	1,030
Interest expense-related party	-	(9,004)
Interest expense	(1,649)	(4,332)
Other	(12,284)	(17,211)

Total other income (expenses)	(12,712)	(29,517)

INCOME BEFORE INCOME TAX BENEFIT (EXPENSE)	437,399	1,147,622

Income tax benefit (expense)	(239,413)	564,168

NET INCOME	$197,986	$1,711,790
NET INCOME PER SHARE
Basic	$0.01	$0.07
Diluted	$0.01	$0.07
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING
Basic	25,932,373	25,861,076
Diluted	26,000,358	25,861,076

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Statements of Stockholders' Equity
For the Years Ended February 29, 2012 and February 28, 2011

				Additional
	Common Stock		Treasury	Paid-In	(Accumulated
	Shares	Amount	Stock	Capital	Deficit)	Total

Balance at February 28, 2010	25,854,146	25,854	-	6,925,904	(6,452,919)	498,839

Issuance of common stock for compensation	28,500	29		6,241	-	6,270
Contributed services				10,000		10,000
Common stock repurchased	-	-	(17,549)	-	-	(17,549)
Stock-based compensation				74,003		74,003
Net income	-	-		-	1,711,790	1,711,790
Balance at February 28, 2011	25,882,646	$25,883	$(17,549)	$7,016,148	$(4,741,129)	$2,283,353

Issuance of common stock for compensation	75,000	75		21,675		21,750
Common stock repurchased			(25,000)			(25,000)
Common stock cancelled	(157,500)	(158)	42,549	(42,391)		-
Stock-based compensation				355,218		355,218
Net income	-	-			197,986	197,986
Balance at February 29, 2012	25,800,146	$25,800	$-	$7,350,650	$(4,543,143)	$2,833,307

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	February 29,	February 28.
	2012	2011

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$197,986	$1,711,790
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	42,898	46,238
Loss on sale of assets	12,292	34,205
Gain on extinguishment of debt	(1,963)	-
Contributed services	-	10,000
Stock-based compensation	376,968	80,273
Provision for doubtful accounts	8,547	(2,046)
Increase (decrease) in inventory reserve	(257,570)	194,623
Deferred tax provision (benefit)	168,552	(694,833)
Changes in operating assets and liabilities:
Accounts receivable	(16,619)	172,804
Inventory	(259,521)	(258,437)
Prepaid expenses, deposits and other current assets	(101,827)	(43,441)
Restricted cash deposits	(146,081)	-
Accounts payable and accrued expenses	(71,974)	96,440

Customer deposits	132,242	(45,084)

Net Cash Provided by Operating Activities	83,930	1,302,532

CASH FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(111,773)	(57,200)
Purchase of intangible assets	(4,005)	(2,705)

Net Cash Used in Investing Activities	(115,778)	(59,905)

CASH FROM FINANCING ACTIVITIES:
Repayment of related party notes payable	-	(471,088)
Accrued interest payable to related party	-	(50,034)
Proceeds from notes payable	-	50,000
Repayment of notes payable and capital lease obligation	(38,447)	(11,833)
Repurchase of common stock	(25,000)	(17,549)

Net Cash Used in Financing Activities	(63,447)	(500,504)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(95,295)	742,123
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,244,290	502,167

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,148,995	$1,244,290

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment under capital lease	$24,295	$-
CASH PAID DURING THE YEAR FOR:
Interest	$1,649	$63,370
Income taxes	$407,965	$58,194

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

Description of Business

The Company designs, assembles and distributes water filtration systems. These systems include portable water bottles that can be filled from nearly any available source of fresh water.

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements.  The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States and have been consistently applied in the preparation of the consolidated financial statements herein as of and for the years ended February 29, 2012 and February 28, 2011.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts and sales returns, stock-based compensation, inventory reserves, valuation allowances for property and equipment and intangible assets, and the deferred income tax valuation allowance. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.  The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased.  The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits of $250,000.  The Company has not experienced any losses related to this concentration of risk. Deposits exceeded insured limits by approximately $628,000 as of February 29, 2012.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Trade receivables generally are due in 30 days. An allowance for doubtful accounts is recorded when it is probable that all or a portion of a trade receivable balance will not be collected.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, products are shipped and title has passed, the price to the buyer is fixed or determinable and collectability is reasonably assured.  These criteria are typically met when the product is shipped. Revenue is not recognized at the time of shipment if these criteria are not met.  Certain of the Company’s sales include a right for the customer to return the product if they are not satisfied.  The Company has an unconditional return policy for the first 90 days.  Customers may return the product for a full refund, or they may receive a replacement at no charge. The same policy applies to any product sold from the period 91 days after purchase to one year, for any defects in materials or workmanship.  In accordance with FASB ASC Topic 605, Revenue Recognition, the Company makes periodic assessments of return activity and if necessary records a reserve for product returns

Inventory

Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventory is comprised of raw materials and finished goods.  Raw materials consist of fittings, caps and other components necessary to assemble the Company’s finished goods.  Finished goods consist of water bottles and other filtration systems that are available for shipment to customers.  Finished goods and work in process include the costs of materials, labor and an allocation of overhead.  Total overhead allocated to inventory as of February 29, 2012 and February 28, 2011 amounted to $198,629 and $154,001, respectively.

At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence.  This evaluation includes an analysis of sales levels by product type.  Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory.  Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory.  The Company’s reserve for excess and obsolete inventory amounted to $7,715 and $265,285 as of February 29, 2012 and February 28, 2011, respectively.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets.  The estimated useful lives used in determining depreciation are three to five years for tooling, five years for computers and vehicles, and five to seven years for furniture and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the respective asset.  Management evaluates useful lives regularly in order to determine recoverability.

Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed, and any resulting gain or loss is recorded. Fully depreciated assets are not removed from the accounts until physical disposition.

Intangible Assets

Intangible assets include patents and trademarks. All patents and trademarks are capitalized and amortized over the economic useful lives using the straight-line method.  The Company assesses whether there has been a permanent impairment of the value of intangible assets by considering factors such as expected future product revenues, anticipated product demand and prospects, and other economic factors.

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

Cost of Sales

Cost of sales is comprised primarily of the cost of purchased product, as well as labor, inbound freight costs, allocated overhead costs  and other material costs required to complete products, including inventory markdowns due to excess and obsolete inventory.

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

Advertising

Advertising costs are expensed as incurred.  Total advertising expenses amounted to $10,767 and $1,364 for the fiscal years ended February 29, 2012 and February 28, 2011, respectively, and recorded as selling, general and administrative expenses.

Research and Development

Research and development costs are expensed as incurred and amounted to $1,109 and $619 for the fiscal years ended February 29, 2012 and February 28, 2011, respectively. These costs are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

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

The fair value of options and warrants is calculated using the Black-Scholes option-pricing model. This model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. As such, the values derived from using that model can differ significantly from other methods of valuing the Company’s stock based compensation arrangements. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  These factors could change in the future, affecting the determination of stock based compensation expense in future periods.

The Company’s fair value calculations for stock based compensation awards have been based on the following assumptions.

Expected life in years	7
Stock price volatility	244%
Risk free interest rate	2.9%
Expected dividends	None

The assumptions used in the Black Scholes models referred to above are based upon the following data: (1) The expected life of the option or warrant is estimated by considering the contractual term, the vesting period and the expected exercise price. (2) The expected stock price volatility of the underlying shares over the expected life is based upon historical share price data. (3) The risk free interest rate is based on published U.S. Treasury Department interest rates for the expected life. (4) Expected dividends are based on historical dividend data and expected future dividend activity.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements be measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

The Company recognizes and measures uncertain tax positions using a “more-likely-than-not” approach. The Company had no material uncertain tax positions at February 29, 2012 or February 28, 2011.

Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of outstanding common shares during each of the periods presented. Diluted net income per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	For the years ended
	February 29	February 28
	2012	2011
Numerator:
Net Income available to common shareholders	$197,986	$1,711,790
Weighted average shares – basic	25,932,373	25,861,076
Net income per share – basic	$0.01	$0.07

Dilutive effect of common stock equivalents:
Warrants	67,985	-
Weighted average shares – diluted	26,000,358	25,861,076
Net income (loss) per share – diluted	$0.01	$0.07

Concentrations

The Company has an agreement with a third party to manufacture the Company’s component parts in China. As of February 29, 2012 and February 28, 2011, the Company had deposits for inventory purchases in China of approximately $65,560 and $65,100, respectively. For the fiscal years ended February 29, 2012 and February 28, 2011, this vendor accounted for approximately 46% and 57%, respectively, of total raw material purchases.

As of February 29, 2012, the Company had two customers which accounted for approximately 41% of net accounts receivable.  The Company had two customers during the fiscal year ended February 29, 2012 that accounted for approximately 56% of total sales.  As of February 28, 2011, the Company had four customers which accounted for approximately 57% of net accounts receivable.  The Company had three customers during the fiscal year ended February 28, 2011 that accounted for approximately 61% of total sales.

Reclassifications

Certain reclassifications have been made to the fiscal 2011 consolidated financial statements to conform to the fiscal 2012 presentation.

Recent Accounting Pronouncements

In 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement and results in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011.  The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In September 2011, the FASB issued guidance on ASC 350, Intangibles-Goodwill and Other, for testing goodwill for impairment. The new guidance provides a company the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company’s assessment determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized for that reporting unit, if any. If the company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The adoption of this guidance is effective for the Company beginning March 1, 2012.  The Company does not believe the adoption of this quidance will have a material impact on its consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2011, the FASB issued guidance on ASC 220, Comprehensive Income, regarding the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Instead, a company is required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance also requires companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. The new guidance will be effective for the Company beginning March 1, 2012 and will not have an impact on the on the Company’s financial statement presentation.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) . This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The new guidance will be effective for the Company beginning March 1, 2012 and will not have a significant impact on the balance sheet, results of operations or cash flow.

NOTE 3:   INVENTORY

The Company’s inventory consisted of the following at February 29, 2012 and February 28, 2011:

	February 29,	February 28,
	2012	2011
Raw materials	$589,774	$503,265

Finished goods	382,521	209,509
	972,295	712,774
Reserve for obsolete and slow moving inventory	(7,715)	(265,285)
	$964,580	$447,489

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 4:   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at February 29, 2012 and February 28, 2011:
	February 29,	February 28,
	2012	2011
Tooling	$233,138	$163,659
Equipment	45,203	43,555
Vehicles	13,000	-
Computer equipment	28,672	26,933
Leasehold equipment	11,129	3,218
	331,142	237,365
Less: accumulated depreciation	(159,838)	(138,388)
	$171,304	$98,977

Fixed assets outside the United States included $170,197 and $109,507 in tooling and equipment, at cost, located in China with a third party to manufacture the Company’s component parts at February 29, 2012 and February 28, 2011, respectively. Depreciation expense included in cost of sales was $31,363 and $36,294 for the fiscal years ended February 29, 2012 and February 28, 2011 respectively.  Depreciation expense included in operating expense was $6,186 and $4,740 for the fiscal years ended February 29, 2012 and February 28, 2011, respectively.

NOTE 5:    INTANGIBLE ASSETS

The following is a summary of intangible assets at February 29, 2012 and February 28, 2011:

	February 29,	February 28,
	2012	2011
Trademarks	$24,100	$24,100
Patents	20,602	16,697
	44,702	40,797
Less: accumulated amortization	(38,903)	(33,554)
	$5,799	$7,243

Intangible assets are amortized over their estimated useful economic lives of five years. Amortization expense related to intangibles was $5,349 and $5,204 during the fiscal years ended February 29, 2012 and February 28, 2011, respectively.  Amortization expense is expected to be approximately $5,000 in fiscal year 2012 and insignificant amounts thereafter.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 6:    NOTES PAYABLE AND CAPITAL LEASE OBLIGATION

Obligations outstanding as of February 29, 2012 and February 28, 2011 consisted of the following:

	February 29,	February 28,
	2012	2011
Line of credit with a bank with a maximum borrowing of $100,000 is collateralized by all business assets. Any principal amounts outstanding accrue interest at the bank's index rate (approximately 5.00% as of February 28, 2011) plus 2% per annum. Automatically renews every year.	$-	$50,000

Capital lease for equipment requiring monthly payments of principal and interest of $491 through October 2016 bearing interest at an annual rate of 7.5%	22,922

Bagging machine financed for production. Lease term is 27 months at an annual interest rate of 33% and was due January 2011.	-	3,037
	22,922	53,037
Less current portion	(4,331)	(53,037)
Long term portion	$18,591	$-

As of February 29, 2012, the Company has a separate line of credit with a bank for borrowings up to $300,000, with no outstanding borrowings as of February 29, 2012, however the line will expire on June 1, 2012 and the Company has no intent to renew.ire on June 1, 2012 and the Company has no intent to renew.

Future maturities of the capital lease obligation as of February 29, 2012 are $4,331 in 2013, $4,667 in 2014, $5,030 in 2015, $5,420 in 2016 and $3,474 in 2017.

NOTE 7:   RELATED PARTY NOTES PAYABLE AND ACCRUED INTEREST

At February 28, 2010, the Company had five outstanding notes payable from the Company’s primary shareholder, the TAM Irrevocable Trust, totaling $471,088. Three of these notes payable totaling $299,275 bore interest at 10% per annum.  The remaining two notes payable totaling $171,193 bore interest during fiscal years 2011 and 2010at 3.25%.  As of February 28, 2010, accrued interest on the related party notes payable amounted to $50,034.  During the year ended February 28, 2011, an additional $9,004 of interest was accrued on these notes.  All of these notes and related accrued interest were repaid in full prior to February 28, 2011.  No additional funds were borrowed or outstanding during fiscal year ended February 29, 2012.

The Company paid consulting fees to the Company’s primary shareholder (the TAM  Irrevocable Trust, in which Cari Beck, is the trustee as well as a daughter of Carl Palmer an officer and Board member) totaling $108,000 and $83,500 during the years ended February 29, 2012 and February 28, 2011, respectively, which are included as a component of selling, general and administrative expenses on the consolidated statements of income.

NOTE 8:   EQUITY TRANSACTIONS

Restricted Stock Grants

During fiscal year 2012, 75,000 shares of restricted common stock were issued by the Company for services rendered valued at $21,750.  During fiscal year 2011, 28,500 shares of restricted common stock were issued by the Company for services rendered valued at $6,270.  All shares of restricted stock were fully vested upon issuance but not able to be traded on the open market upon issuance.  The values recorded were based on the estimated fair value of the stock on the dates of grant.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 8:   EQUITY TRANSACTIONS (CONTINUED)

Repurchase of Common Shares

During fiscal year 2011, the Company purchased 57,500 shares of common stock from the public market for $17,549.  These shares were held by the Company in treasury at February 28, 2011. During fiscal year 2012, the Company purchased an additional 100,000 shares of common stock from the public market for $25,000.  The total number of shares purchased through both fiscal years was cancelled on February 29, 2012.

Warrants

A summary of warrant activity for the fiscal years ended February 29, 2012 and February 28, 2011 is shown below.

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price

Outstanding at February 28, 2010	6,549,721	0.25
Granted	8,467,221	0.21
Exercised	-	-
Forfeited	(6,549,721)	0.25
Outstanding at February 28, 2011	8,467,221	0.21
Granted
Exercised	-	-
Forfeited
Outstanding at February 29, 2012	8,467,221	0.21
Vested at February 29, 2012	1,693,444	0.21
Exercisable at February 29, 2012	1,693,444	0.21

 The following table summarizes significant ranges of outstanding warrants as of February 29, 2012:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise	Number	Exercise
Exercise Price	Number	Life (Years)	Price	Outstanding	Price

$ 0.21	8,467,221	8.79	$ 0.21	1,693,444	$ 0.21

During the year ended February 28, 2011, 8,467,221 warrants were issued to employees and related parties for future services to be rendered, with a vesting term of five (5) years and an exercise price of $0.21.  The fair value of these warrants on the date of grant totaled approximately $1.7 million and is being amortized to income over the vesting period.

As of February 29, 2012 the total outstanding warrants had an intrinsic value of $2,032,133.

Contributed Executive Services

The President of the Company has historically elected that he would not accept his salary until the Company had become profitable.  Even though the Company achieved profitable operations, he continued to not accept his salary for the year ended February 28, 2011. Accordingly, as it had in earlier years, the Company recorded expense of $10,000, the contractual value of his services, and additional paid in capital in the accompanying consolidated statements of stockholders’ equity.  A similar expense was not recorded for the year ended February 29, 2012, as a result of the resolution of the legal matter discussed in Note 10.   Effective May 15, 2012 this employment agreement with the President was terminated.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 9:   INCOME TAXES

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended February 29, 2012:
U.S. federal	$—	143,269	143,269
State	70,861	25,283	96,144
Total income tax expense (benefit)	$70,861	168,552	239,413
Year ended February 28, 2011:
U.S. federal	$—	(586,693)	(586,693)
State	130,665	(108,140)	22,525
Total income tax expense (benefit)	$130,665	(694,833)	(564,168)

The income tax provision differs from the expected amount of income tax expense determined by applying a combined U.S. federal and state income tax rate of 39% to pretax income for the years ended February 29, 2012 and February 28, 2011 as follows:

	2012	2011
Expected tax expense	$170,585	$451,463
Permanent differences	6,276	19,199
True up of state tax payable	62,552	--
Change in valuation allowance	--	(1,034,830)
Income tax expense (benefit)	$239,413	$(564,168)

Deferred tax assets are as follows:

	February 29, 2012	February 28, 2011
Deferred tax assets:
NOL carryforwards	$722,140	$966,293
Allowance for doubtful accounts	-	3,781
Inventory reserves	3,073	105,675
Depreciation	(12,972)	(15,805)
Accrued expenses	13,157	38,381
Stock compensation	177,650	29,479
Legal claim	62,552	-
State taxes	-	44,426
Other	43,826	5,748
Valuation allowance	(483,145)	(483,145)
Net deferred tax asset	$526,281	$694,833

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 9:   INCOME TAXES (CONTINUED)

Prior to the fiscal year ended February 28, 2010, the Company had a history of losses and accumulated significant net operating loss carryforwards (NOL’s). Due to the uncertainty of the Company’s ability to utilize these NOL’s, a full valuation allowance was provided against deferred tax assets as of February 28, 2010.  For the years ended February 29, 2012 and February 28, 2011, the Company achieved pretax income and was able to utilize U.S. federal NOL carryforwards of approximately $700,000 and $1.4 million, respectively.  As the Company now has reported pretax income in the last three years and anticipates continued profitability in the future, there is currently a more optimistic outlook as to whether the Company will be able to utilize the NOL’s before expiration. As a result, the Company reversed a portion of the valuation allowance, resulting in recognition of a tax benefit of approximately $564,000 for the year ended February 28, 2011.  As of February 29, 2012, the Company has approximately $1.6 million and $2.8 million of remaining NOL carryforwards for federal and state purposes, respectively, which expire in various years through 2027.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the items underlying the Company’s deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at February 28, 2012. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

The Company includes interest and penalties, if any, arising from the underpayment of income taxes in the consolidated statements of income in the provision for income taxes. As of February 28, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are fiscal years 2008 through 2011 for federal purposes and fiscal years 2007 through 2011 for state purposes.

NOTE 10:    COMMITMENTS AND CONTINGENCIES

The Company’s office and production facility leases expire in June 2014.  All three leases are at a monthly cost of $3,622, $4,954 and $4,566, respectively. Total rent expense amounted to $106,335 and $105,506 for the fiscal years ended February 29, 2012 and February 28, 2011, respectively.  The Company also has operating leases for certain equipment at a monthly cost of approximately $285.

Future minimum base lease payments are as follows:

Fiscal Year Ending
February 28,	Amount

2013	$165,011
2014	169,592
2015	54,850
Total	$389,453

Legal Proceedings

In the case titled Letty Garcia v. Carl Palmer; Seychelle Environmental Technologies Inc., et, al., brought in the Superior Court for the State of California, San Diego County District. The court found against the Company in May, 2012 for approximately $157,000.  This amount has been reflected in the February 29, 2012 consolidated financial statements.  The Superior Court had previously garnished approximately $303,000 of the Company’s cash and deposited it in an escrow account out of control of the Company.  The court finding has reduced this restricted cash amount to $146,081 as of February 29, 2012.  The Company anticipates this balance being returned to it.  The Company has evaluated the ruling and has appealed the verdict.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 10:    COMMITMENTS AND CONTINGENCIES (CONTINUED)

There is an additional unrelated lawsuit from a former employee of the Company regarding a claim of wrongful termination based on discrimination.  The Company is vigorously contesting the claim for $280,000.  It is too early to make an opinion as to whether the Company will prevail.  Accordingly, there has been no provision established under FASB ASC Topic 450, Contingencies for this matter.

Otherwise, as of February 29, 2012 we know of no other legal proceedings pending or threatened or judgments entered against the Company or any of our directors or officers in their capacity as such.

Significant Agreements

In June 2002 the Company entered into a license agreement for a product known as the “Hand Held Pump Technology.”  The Company licensed all proprietary rights associated with this technology.  The Company will pay a 2% royalty on its gross sales resulting from use of the technology during the term of the license agreement. The license agreement was for an initial term of five years, with five successive five-year renewals.  This technology has resulted in a product called Pump N’ Pure which allows the user to draw filtered water from virtually any container or location.  The Company has commenced marketing the Hand Held Pump as part of its Aqua Gear product line to the United States sporting goods industry. During the years ended February 29, 2012 and February 28, 2011 the Company paid $-0- in license fees.

During July 2006, the Company signed a second exclusive license agreement for a patent and ownership of the trademark Aqua Gear. The Company will pay a 2% royalty on net sales resulting from use of this technology up to $120,000, and 1% thereafter. The license agreement shall continue indefinitely unless terminated due to a default or breach of the agreement. Products affected include all Aqua Gear trademarked filter bottles and flip up bottles sold in the product line.  As of the date of this document, approximately $30,300 in royalties has been paid under these license agreements. During the years ended February 29, 2012 and February 28, 2011 the Company paid $-0- in license fees.

During April 2006, the Company issued 50,000 common shares with an approximate value of $16,100 for the Redi Chlor brand name, trademark and the use of the EPA Registration Number 55304-4-7126. During the fiscal year ended February 28, 2007, the Company commenced selling the Redi Chlor brand name water chlorine tablets to consumers, dealers, distributors and manufacturers. In connection with this agreement, the Company is also obligated to remit a 10% commission on net sales, as defined, of the existing product, or any new products sold directly by the Company, and 10% on any product sold by the counterparty on behalf of Seychelle.  The agreement is for the life of the Company.  During the years ended February 29, 2012 and February 28, 2011 the Company paid $-0- in license fees.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 11:   GEOGRAPHIC AREAS

The Company sells its products throughout the United States and internationally. Geographic sales information for the fiscal years ended February 29, 2012 and February 28, 2011 is as follows:

	2012	2011
Water filtration products sold to
external customers (1) in:
The United States	$4,567,066	$3,962,420
Asia	303,124	388,575
United Kingdom	70,577	74,582
Other countries	201,493	44,513

Total	$5,142,260	$4,470,090
         _____________

           (1)    Sales to external customers are based on the country of residence of the customer.

Long lived assets at February 29, 2012 are in the following geographic areas:

	United
	States	China	Total

Property and equipment, net	$76,631	$94,673	$171,304

Intangible assets	5,799	-	5,799

Other assets	8,514	-	8,514
	$90,944	$94,673	$185,617

Long lived assets at February 28, 2011 are in the following geographic areas:

	United
	States	China	Total

Property and equipment, net	$42,497	$56,480	$98,977

Intangible assets	7,243	-	7,243

Other assets	8,514	-	8,514
	$58,254	$56,480	$114,734

NOTE 12:  SUBSEQUENT EVENTS

On May 15, 2012, the court found against the Company for $157,000 as discussed in Note 10.  The $157,000 is reflected in these February 29, 2012 consolidated financial statements.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present independent registered public accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of February 29, 2012.  Accordingly, we concluded that our disclosure controls and procedures were effective as of February 29, 2012.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded, as of February 29, 2012, we did maintain effective control over the financial reporting process.

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

Changes in Internal Control Over Financial Reporting.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

In light of a material weakness noted in during the third quarter and reported on Form 10-Q/A for the period ended November 30, 2011, we have introduced and implemented a number of remediation measures to address the noted weaknesses.  Many of these measures are entity level in nature and we believe that the organizational and process changes we adopted will improve our internal controls and governance environment. Management recognizes that many of these enhancements require continual monitoring and evaluation for effectiveness. The development of these actions is an iterative process and will evolve as the Company continues to evaluate and improve our internal controls over financial reporting. Initially, we may be unable to implement some of the more obvious measures, such as retaining additional accounting personnel who have particular areas of expertise, given our resource constraints. However, as we grow, we expect to adopt and implement those measures and to retain additional qualified personnel as management deems necessary to satisfy our control and governance requirements.

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

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Executive Officers, their ages and positions held in the Company  are as follows:

NAME	AGE	POSITION HELD

Carl Palmer	77	President, and Director
Richard Parsons	77	Chief Executive Officer, Secretary and Director
James Place	73	Chief Operating Officer, Chief Financial Officer, Treasurer and Director

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

Biographies of Our Executive Officers and Directors

Carl Palmer.  Mr. Palmer is the Chairman of the Board, the President and a Director of the Company.. He was the founder of our Company in 1998, innovator of the complete line of Seychelle water filtration products and primary spokesperson worldwide. He is an internationally recognized expert in the field for over 35 years and pioneered the development of the reverse osmosis (RO) home and office pure water business in the U.S. in the late 1970’s. That company, Aq-Ro-Matic, was later sold to Coca-Cola in 1973. He developed the cellulose triacetate membrane, a breakthrough technological development in the industry and subsequently, created and sold pure water companies to Coca Cola Los Angeles as noted previously, AMF/Cuno in 1985 and Shaklee in 1989. Also, in the late 1980’s Mr. Palmer developed the Best Water reverse osmosis business for Shaklee and sold over $53 million in above-the-counter systems. Carl’s 30 years of direct sales experience has led to many significant business relationships, many of which continue today. He is the inventor of thirteen patented products related to water purification. Mr. Palmer received a Bachelors Degree from Whittier College.

Richard Parsons. Mr. Parsons is the Chief Executive Officer, the Secretary  and a Director of the Company  He joined the Company in November 2004.  In March 2005, he assumed additional responsibilities for international sales activities in Asia, including China and India. He has over 30 years of experience in bottled water, reverse osmosis and water filtration with major companies such as Coca-Cola, Arrowhead, Shaklee, and Canadian Glacier. Mr. Parsons was a General Manager at Coca-Cola in 1974, a Vice President at Arrowhead from 1975 to 1985, a consultant with Shaklee in 1988, and Vice President of U.S. Operations for Canadian Glacier from 1989 to 1990.

For the past five years, Mr. Parsons acted as a consultant, and then became chairman of The Beverage Group, Inc. in 2002. In November 2004, he joined the Company as Executive Vice President. Mr. Parsons ran his own successful consulting business in water and related beverages with clients such as General Foods, Coke-USA, The Beverage Group, Coke-Japan and Mitsubishi Industries for many years. He also has over 20 years of experience in direct sales and multilevel marketing with companies such as Avon, Holiday Magic, Arrowhead and National Education. Mr. Parsons has a Bachelors Degree from Principia College.

James Place. Mr. Place is the Chief Operating Officer, Treasurer, and a Director of our Company He joined the Company November 2004 as (COO)..   In March 2005, he assumed additional responsibilities for manufacturing, operations and became the Chief Financial Officer (CFO). He has over 30 years of experience in food, beverages and bottled water. While at Arrowhead, he took the liter, still and sparkling water business from $10 million to $75 million in 5 years. Mr. Place also had extensive marketing, new product development and operating experience with Fortune 100 companies such as Carnation, Kerr Glass and Hunt-Wesson. Mr. Place was Vice President and General Manager of the Grocery Products Division at Arrowhead from 1981 to 1988, a Vice President of Sales/Marketing - New Products at Kerr Glass from 1988 to 1990, Manager, New Products at Carnation from 1979 to 1981 and Sales/Marketing Manager at Hunt-Wesson Foods from 1970 to 1976.

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

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company during the fiscal year ended February 29, 2012, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the Summary Compensation Table for the President and the executive officers at the end of the last three completed fiscal years. Compensation does not include minor business-related and other expenses paid by us.

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Carl Palmer President Director	2012 2011 2010	$157,000(3) $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	0 0 0	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00

Richard Parsons (1) CEO Director	2012 2011 2010	$95,071 $49,457 $36,000	$6,221 $14,757 $0.00	$0.00 $0.00 $0.00			$0.00 $0.00 $0.00	$0.00 $ 0.00 $7,158(2)

James Place (1) COO & CFO Director	2012 2011 2010	$72,299 $44,899 $24,000	$6,221 $16,041 $0.00	$0.00 $0.00 $0.00			$0.00 $0.00 $0.00	$0.00 $0.00 $2,104(2)
__________________

(1)	Elected to Board of Directors during November 2004.

(2)
During October 2006, the Company commenced paying an initial monthly stipend of $2,500 to J. Place and D. Parsons through December 2007.  For the fiscal year ended February 28, 2010, amounts paid to the directors totaled $69,262 consisting of salary and other.  For the fiscal year ended February 28, 2011, amounts paid to the directors totaled $94,356 for salaries and bonuses totaling $30,798.  For the fiscal year ended February 29, 2012, amounts paid to the directors totaled $324,370 for salaries and bonuses totaling $12,442.

(3)	During the twelve month period ended February 29, 2012, $157,000 was paid to a plaintiff for a personal lawsuit which the Company was obligated to pay through a court ruling as salary for Carl Palmer.

Name	Grant date	Type	Vesting Schedule	Restricted Shares Awarded	Grant Date Price	Grant Date Value	Total Restricted Shares at February 29, 2012	Year End Value

Richard Parsons	11/30/04	RS	100% vested	240,000	$0.03	$112,800	240,000	$ 108,000

Richard Parsons	3/2905	RS	100% vested	316,312	$0.03	$ 79,100	316,312	$142,340

James Place	11/30/04	RS	100% vested	240,000	$0.03	$112,800	240,000	$ 108,000

OPTION/SAR GRANTS IN LAST FISCAL YEAR. The Company granted no options during the fiscal years ended February 29, 2012. The Company had no options outstanding as of the fiscal year ended February 29, 2012.

AGGREGATED OPTIONS/SARS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES. There were no outstanding options as of the fiscal year ended February 29, 2012.

EMPLOYMENT CONTRACTS WITH EXECUTIVE OFFICERS.  Effective December 1, 2001, the Company entered into an employment agreement with the President of the Company. The agreement was for five years and provided for a salary of $10,000 per year plus one percent of the net after tax profits of the Company as reported in the Company's Form 10-K. The agreement was automatically renewable for successive one-year terms unless the Company or employee provided written notice of non-renewal.  For the year ended February 29, 2012, even though the Company recognized a net after tax profit, the President declined to take the compensation as specified in the agreement; therefore, an accrual was not deemed necessary.  Effective May 15, 2012 this employment agreement with the President was terminated.

DIRECTOR COMPENSATION. The Company made payments totaling $336,812, $94,356 and $69,262 combined for the fiscal years ended February 29, 2012, February 28, 2011 and 2010 respectively.

The Board of Directors as a whole acts as a compensation committee. We have no retirement, pension, sharing, stock option, insurance or other similar programs.

We do not have a separately designated audit, compensation or nominating committee of our Board of Directors.   We are not a “listed company” under SEC rules and are therefore not required to have separate committees comprised of independent directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of February 29, 2012, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. As of February 29, 2012  there were a total of 25,800,146  common shares  i outstanding and 8,467,221 outstanding warrants.

NAME AND ADDRESS	AMOUNT AND NATURE OF	PERCENT OF
OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP (1)(2)(4)	CLASS

The TAM Irrevocable Trust	15,097,799 (3)	43.95%
4012 S. Rainbow #K111
Las Vegas, NV 80103-2012

Carl Palmer	-0-	-0-
251 Jeanell Dr., Ste 3
Carson City, NV 89703

Richard Parsons (Parsons Family Trust)	2,609,783	7.80%
251 Jeanell Dr., Ste 3
Carson City, NV 89703

James Place (The Place Trust)	1,755,000	5.11%
251 Jeanell Dr., Ste 3
Carson City, NV 89703

All officers and directors as a Group (three persons)	4,364,783	12.91%
_______________

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

At February 28, 2010, the Company had outstanding notes payable from the Company’s primary shareholder (the TAM Trust, in which Cari Beck is the trustee as well as a daughter of Carl Palmer, an officer and Board member) totaling $471,088. A portion ($299,175) of these notes bore interest at 10% per annum, while $171,913 of the notes payable bore interest at a rate of 3.25%.  The advances were not repayable until after March 1, 2011 and the repayment was subordinate to the Company’s line of credit and note payable to a financial institution.  These amounts and related accrued interest were repaid in full during the fiscal year ended February 28, 2011.

The Company paid consulting fees to the Company’s primary shareholder (the TAM Irrevocable Trust, in which Cari Beck, is the trustee as well as a daughter of Carl Palmer an officer and Board member) totaling $108,000 and $83,500 during the years ended February 29, 2012 and February 28, 2011, respectively, which are included as a component of selling, general and administrative expenses on the consolidated statements of income.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

On March 2, 2012, our Board of Directors voted to dismiss our independent registered public accounting firm, Windes & McClaughry Accountancy Corporation (Windes & McClaughry), of Irvine, California and replaced them with Ramirez Jimenez International CPAs (RJI International).  As of that date, RJI International formally accepted us as a client for the audit of our consolidated financial statements for the fiscal year ending February 29, 2012, which are included in our fiscal 2012 annual report included on this Form 10-K. Our Board of Directors does not have an audit committee.  The functions customarily delegated to an audit committee are performed by our full Board of Directors.  Our Board of Directors approves in advance, all services performed by RJI International, Windes & McClaughry, and GBH CPAs, PC (prior to their dismissal).  Our Board of Directors considers whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

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

	February 29, 2012	February 28, 2011

Audit fees	$51,250,	$50.400,
Audit related fees	-0-	-0-
Tax fees	16,407	-0-
All other fees	-0-	-0-

There were no fees paid to RJI International during the fiscal years ended February 29, 2012 or February 28, 2011.

The audit fees in fiscal 2012 include $67,657 of fees billed by Windes & McClaughry related to the audit of our consolidated financial statements and quarterly reviews.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May 29, 2012	By:	/s/ Richard Parsons
Richard Parsons Chief Executive Officer

Date: May 29, 2012	By:	/s/ Jim Place
Jim Place Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl Palmer
Carl Palmer, Director	May 29, 2012

/s/ Jim Place
Jim Place, Director	May 29, 2012

/s/ Richard Parsons
Richard Parsons, Director	May 29, 2012