Form 10-Q
period 2012-05-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2012-07-13
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending May 31, 2012

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☐  No
☑

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

The number of shares outstanding of the Registrant's common stock, as of July11, 2012 was 25,800,146

References in this document to "us," "we," “Seychelle,” “SYEV,” or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiary.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2012	February 29, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,095,630	$1,148,995
Restricted cash	145,950	146,081
Accounts receivable, net of allowance for doubtful accounts and sales returns
of $66,980 and $78,885, respectively	127,446	61,782
Inventory, net	814,365	964,580
Deferred tax assets	120,242	120,242
Prepaid expenses, deposits and other current assets	201,301	179,347
Total current assets	2,504,934	2,621,027

Property and equipment, net	152,664	171,304
Intangible assets, net	5,576	5,799
Deferred tax assets	406,039	406,039
Other assets	8,514	8,514

Total assets	$3,077,727	$3,212,683

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$52,917	$158,758
Customer deposits	178,272	197,696
Capital lease obligation	4,413	4,331
Total current liabilities	235,602	360,785

Long-term liabilities:
Capital lease obligation, net of current	17,456	18,591
Total liabilities	253,058	379,376

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 25,800,146 issued and outstanding at May 31, 2012 and February 29, 2012, respectively	25,800	25,800

Additional paid-in capital	7,439,453	7,350,650
Accumulated deficit	(4,640,584)	(4,543,143)
Total stockholders' equity	2,824,669	2,833,307

Total liabilities and stockholders' equity	$3,077,727	$3,212,683

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	May 31,	May 31,
	2012	2011
Sales	$898,009	$1,781,019
Cost of sales	588,205	978,616
Gross profit	309,804	802,403
Operating Expenses
Selling, General, and Administrative Expenses	467,574	471,379
Depreciation and Amortization	11,368	11,246
Total operating expenses	478,942	482,625
Income (Loss) from Operations	(169,138)	319,778
Other Income (Expense):
Interest income	318	448

Interest expense	(423)	(624)
Other income	515	-
Total other income (expense)	410	(176)
Income (loss) before provision for income taxes	(168,728)	319,602
Income tax benefit (expense)	71,287	(170,287)
Net Income (Loss)	$(97,441)	$149,315
BASIC INCOME (LOSS) PER SHARE	$(0.00)	$0.01
DILUTED INCOME (LOSS) PER SHARE	$(0.00)	$0.01
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,800,146	25,896,776
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,800,146	28,929,448

 See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	May 31,	May 31,
	2012	2011

OPERATING ACTIVITIES:
Net income (loss)	$(97,441)	$149,315
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	11,368	11,246
Stock-based compensation	88,803	104,305
Contributed services	-	2,500
Provision for doubtful accounts	-	13,746
Gain from sale of property and equipment	(517)	-
Increase in inventory reserve	10,392	-
Deferred tax expense	-	90,054
Changes in operating assets and liabilities:
Increase in accounts receivable	(65,664)	(150,893)
(Increase) decrease in inventory	139,823	(13,355)
Increase in prepaid expenses, deposits and other assets	(21,954)	(11,614)
Increase (decrease) in accounts payable and accrued expenses	(105,841)	37,408
Decrease in restricted cash	131	-
Increase (decrease) in customer deposits	(19,424)	38,132
Net Cash Provided By (Used In) Operating Activities	(60,324)	270,844

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,988)	(12,021)
Proceeds from sale of property and equipment	12,000	-
Purchase of intangible assets	-	(325)
Net Cash Provided By (Used In) Investing Activities	8,012	(12,346)

FINANCING ACTIVITIES:
Repayment of capital lease obligation	(1,053)	(5,000)
Net Cash Used in Financing Activities	(1,053)	(5,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(53,365)	253,498

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,148,995	1,244,290

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,095,630	$1,497,788

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$423	$624
Income taxes	$-	$120,857

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1:    CONDENSED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiary (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s  annual report on Form 10-K for the year ended February 29, 2012.  The results of operations for the periods ended May 31, 2012 and 2011 are not necessarily indicative of the operating results for the full fiscal years.

The summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the condensed consolidated financial statements and the February 29, 2012 consolidated financials included in the 10-K filed on May 29, 2012.

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

In 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement and results in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”

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

For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company adopted this guidance effective March 1, 2012.  The impact of the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 2:    BASIC INCOME (LOSS) PER SHARE

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period presented.  Diluted income (loss) per share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents.  In periods when losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  The dilutive effect of outstanding stock options and warrants reflected in diluted earnings per share by application of the treasury stock method.

The denominator for diluted loss per share for the period ended May 31, 2012 did not include warrants as it would have been anti-dilutive.  The denominator for diluted income per share for the period ended May 31, 2011 is adjusted to include the effect of dilutive common stock equivalents, consisting of warrants totaling 3,032,672.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 3:   COMMON STOCK PURCHASE WARRANTS

Common Stock
During the quarter ended May 31, 2012, the Company did not issue any shares of common stock.  During the quarter ended May 31, 2011, the Company issued 50,000 shares of restricted common stock to a consultant for services rendered, valued at $15,500 based on the estimated fair value of the common stock on the date of the grant.

Contributed Executive Services
Historically, the President of the Company had a salary agreement which resulted in the Company recording expense of $10,000 annually for the contractual value of his services.  This agreement was terminated on May 15, 2012.

Warrants
The Company has determined the estimated value of warrants granted using the Black-Scholes pricing model. The amount of the expense charged to operations for warrants was $88,803 for the three months ended May 31, 2012 and $88,804 for the three months ended May 31, 2011.  All outstanding warrants are expected to be vested in December 2015.

A summary of warrant activity for the three months ended May 31, 2012 is as follows:

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price
Outstanding at February 28, 2012	8,467,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at May 31, 2012	8,467,221	0.21
Vested at May 31, 2012	1,693,444	0.21
Exercisable at May 31, 2012	1,693,444	0.21

The following table summarizes significant ranges of outstanding warrants as of May 31, 2012:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise Price	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Life (Years)	Price	Outstanding	Price
$0.21	8,467,221	8.54	$0.21	1,693,444	$0.21

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 4:    INVENTORY

The Company’s inventory consisted of the following at May 31,2012 and February 29, 2012:

Raw materials	$470,228	$589,774
Finished goods	362,244	382,521
	832,472	972,295
Reserve for obsolete and slow moving inventory	(18,107)	(7,715)
	$814,365	$964,580

NOTE 5:    LINE OF CREDIT

As of May 31, 2012, the Company had a line of credit agreement totaling $500,000.  The line of credit bears interest at the lending institution’s index rate (3.25% as of May 31, 2012) plus 0.75% and is due June 30, 2013.  As of May 31, 2012, the Company had not borrowed against the line of credit.  The line of credit agreement does not include any limitations on borrowings or any restrictive debt covenants.

NOTE 6:    CONCENTRATIONS

Sales to four customers accounted for 47% of sales for the three month period ended May 31, 2012.  Accounts receivable from these four customers amounted to $48,686 at May 31, 2012.  For the three month period ended May 31, 2011, sales to two customers accounted for 61% of total sales and 68% of accounts receivable.

NOTE 7:    RELATED PARTY TRANSACTIONS

During each of the three month periods ended May 31, 2012 and 2011, payments totaling $25,500 were made to TAM Irrevocable Trust for consulting services, in which Cari Beck, is a trustee as well as the daughter of the Company’s President.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

In the case titled Letty Garcia v. Carl Palmer; Seychelle Environmental Technologies, Inc., et, al., brought in the Superior Court for the State of California, San Diego County District, the court found against the Company in May, 2012 for approximately $157,000.  This amount was reflected in our February 29, 2012 consolidated financial statements. The Company has evaluated the ruling and has appealed the verdict.

There is an additional unrelated lawsuit, Patricia Edwards v Seychelle Environmental Technologies, Inc., brought in the Superior Court for the State of California, Orange County District, from a former employee of the Company regarding a claim of $280,000 for wrongful termination based on discrimination.  The Company is vigorously contesting the claim.  In the opinion of management, based in part upon consultation with outside counsel, it is too early to make an opinion as to whether we will prevail.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiary (the “Company”) for the three month periods ended May 31, 2012 and 2011. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended February 29, 2012.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

(5)	The Company is subject to the risks of conducting business internationally; and

(6)
the industries in which the Company operates are highly competitive. Additional risks and uncertainties are outlined in the Company’s filings with the Securities and Exchange Commission, including its most recent fiscal 2012 Annual Report on Form 10-K.

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

Our principal business address is 32963 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summary historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three months ended May 31, 2012 and 2011 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three-month period ended May 31, 2012 compared to the corresponding period in 2011

			Year over
	2012	2011	year change	%

Sales	$898,009	$1,781,019	(883,010)	-50%
Cost of sales	588,205	978,616	(390,411)	-40%
Gross profit	309,804	802,403	(492,599)	-61%
Gross profit %	34%	45%
Selling general and administrative expenses	467,574	471,379	(3,805)	-1%
Depreciation and amortization expense	11,368	11,246	122	1%
Income (loss) before provision (benefit) for income taxes	(168,728)	319,602	(488,330)	-153%
Provision (benefit) for income taxes	71,287	(170,287)	241,574	142%

Net Income (Loss)	(97,441)	149,315	(246,756)	-165%

Sales. The decrease in sales is primarily due to lower sales from  two customers who accounted for 61% of sales in the three-month period ended May 31, 2011, who collectively accounted for $876,000 of the decrease in sales while they only accounted for 25% of sales, or $239,800 in the three-month period ended May 31, 2012.  The Company experienced a decrease in sales across many product lines.   Sales of pitchers for the three-month period ended May 31, 2012 decreased by $515,000 or 81% from the comparable period in the prior year.  This decrease, as well as the overall decrease in sales between the two periods, is largely attributable to lower sales to the top two customers in the period ended May 31, 2012.   We anticipate pitcher sales to increase once again in the near future.  A new customer has shown interest in purchasing the remaining stock in inventory once we have additional testing approved.   In addition, approximately 32,524 plastic bottles were sold during the period ended May 31, 2012 at an average price of $7.51 per bottle compared to the previous year in which 35,229 bottles were sold during the three-month period ended May 31, 2011 at an average price of $9.32 per bottle.  The sales price per unit was reduced by management in order to consummate a few significant orders of plastic bottles, which reduced the overall average price.  Without these individually significant transactions, the average price per bottle actually increased to $9.95 per bottle for the remainder of the plastic bottle sales.  The decrease in price for these significant orders was necessary to effect the sales.   The Company expects these sales to rebound in the second quarter.  Specifically, the Company has already built an inventory of 9,000 units of the RAD filter bottles that are ready for shipment during the second quarter and the Company anticipates a significant order from a Japanese customer for the RAD filter bottles.

The sales by product for the period ended May 31, 2012 were $124,000 in pitchers, $244,000 in plastic bottles, $167,000 in mission packs, $52,000 in stainless steel bottles, $23,000 in straw, $2,000 in shower filters, $82,000 in replacement filters, $15,000 in countertop units, $53,000 in pumps, and the remainder in other products including canteens, water bags, inline and aqua mist.  The sales by products for the three-month period ended May 31, 2011 were $328,000 in plastic bottles, $171,000 in mission packs, $639,000 in pitchers, $144,000 in stainless steel bottles, $122,000 in replacement filters, $92,000 in straw, $60,000 in shower filter, $43,000 in countertop units, $34,000 in pumps, and the remainder in other products in the product line including canteens, water bags, inline filters, and aqua mist.

Cost of sales and gross profit percentage. A portion of the decrease in cost of sales is a direct result of sales decreasing during the three-month period ended May 31, 2012.  As a percentage of sales, the gross profit margin during the three months ended May 31, 2012 decreased to 34% from 45% for the three months ended May 31, 2011.  This is largely due to the sales price concessions as discussed above, production being centered on a more diverse product mix and an increase in raw material costs.  There was an increase due to additional media being purchased to add to the filter in order to increase its effectiveness.  Media, packaging, and smaller components of the products are automatically expensed when purchased due to the difficulty of quantifying their amount at inventory.  The product mix was a significant factor in the margin decline as many of the higher cost, lower margin inventory items were sold while inventory built up during the quarter were largely in lower cost, higher margin products, such as the radiological filter and the PH filter, in anticipation of future sales.  The Company expects the margin percentages to rebound as these products are ultimately sold in the second quarter, as well as the absence of the price concessions.

Selling, general and administrative expenses. These expenses decreased by 1% during the period ended May 31, 2012 compared to the same period ended in the prior year.  The decrease was largely a direct result of the decrease in sales for which sales people are paid commissions. Commission expenses comprised 4% of sales for 2012 compared to 6% of sales for 2011 resulting in a decrease of $70,000.  Merchant fees decreased by approximately $10,000 as a direct result of sales decreasing.  These decreases were partially offset by a $26,000 increase in accounting fees due to an increase in auditing fees  including an annual filing and re-audit billings during the period ended May 31, 2012  which was due to a change in auditors during this period.  There was also a $44,000 increase in legal expenses due to pending lawsuits.

Depreciation and amortization expense.  Depreciation and amortization expense was relatively flat from period to period, but the slight increase is due to additional tooling being purchased during the period ended May 31, 2012 and the nine-months preceding.

Income tax expense.  The Company recorded an income tax benefit of $71,287 due to the pretax loss of approximately $169,000 during the three-month period ended May 31, 2012.  This compares to income tax expense of approximately $170,000 on pretax income of $320,000 in the comparable period in the prior year.

Net Income (Loss). Net loss for the three-month period ended May 31, 2012 was $97,441 compared to net income of $149,315 for the three-month period ended May 31, 2011.  This was primarily due to a decrease of approximately $493,000 in gross profit during the three-month period ended May 31, 2012 due to 1) lower margin sales, 2) delay of orders for new higher margin products due to administrative issues with the new customers, and 3) price concessions on selected lower margin plastic bottles.  We plan to focus on the main factors affecting our bottom line to improve the Company’s profitability in the upcoming periods. With our new production space in an adjacent building, this has allowed for the inventory build-up and ultimately more production space as well.  Another area we are continuing to consider in reducing the cost of goods and improving gross margins is the out-sourcing of some of our faster moving products to a high volume assembler/fulfillment vendor. Both the new production space and the out-sourcing should have a direct effect on the bottom line and make the move to a more scaleable higher volume business model feasible.   Finally, new products previously announced, the radiological filter that removes 100% of major nuclear contaminants in drinking water, and the PH filter increasing the PH level of water filtered through our products to 9.5%, will have higher margins and are ready for shipment in the second quarter. We anticipate that these products will have a positive impact on both sales and net income going forward.

Net cash provided by (used in) operating activities. During the three-month period ended May 31, 2012, cash used in operating activities was $60,324.  This was primarily due to the net loss reported for the period after adding noncash expenses for stock based compensation and depreciation and amortization back to the reported net loss, the net of which was cash outflow of approximately $63,000,  comprised primarily of decreases resulting from the pay down of payables of $105,841 and the increase in accounts receivable of $65,664, despite decreased sales, offset by the usage of inventories of $139,823.

Net cash provided by (used in) investing activities. During the three-month period ended May 31, 2012, the increase in cash used by investing activities was primarily due to the sale of a Company vehicle resulting in proceeds of $12,000 in the period ended May 31, 2012, offset by the purchase of $3,988 of property and equipment, compared to purchases of property and equipment of $12,021 during the same time period in the prior fiscal year.

Net cash provided by financing activities. The decrease in cash used in financing activities during the three month period ended May 31, 2012 was largely due to repayments totaling $1,053 on capital lease obligations compared to $5,000 in the time period of 2011.

As of May 31, 2012, the Company had approximately $1,096,000 in cash and approximately $500,000 available to borrow under its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. The Company believes it has liquidity to meet its operating needs through the balance of fiscal 2013.

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

The Company believes that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its most recent fiscal 2012 Annual Report on Form 10-K have the greatest potential impact on its consolidated financial statements, so it considers these to be its critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates the Company uses in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for inventory reserves and stock-based compensation. These policies require that the Company make estimates in the preparation of its consolidated financial statements as of a given date.

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

This report does not include an attestation report by the Company’s independent registered public accounting firm regarding internal control over financial reporting as we are not subject to this requirement.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the case titled Letty Garcia v. Carl Palmer; Seychelle Environmental Technologies, Inc., et, al., brought in the Superior Court for the State of California, San Diego County District, the court found against the Company in May, 2012 for approximately $157,000.  This amount was reflected in our February 29, 2012 consolidated financial statements. The Company has evaluated the ruling and has appealed the verdict.

There is an additional unrelated lawsuit, Patricia Edwards v Seychelle Environmental Technologies, Inc., brought in the Superior Court for the State of California, Orange County District, from a former employee of the Company regarding a claim of $280,000 for wrongful termination based on discrimination.  The Company is vigorously contesting the claim.  In the opinion of management, based in part upon consultation with outside counsel, it is too early to make an opinion as to whether we will  prevail.

Otherwise, as of May 31, 2012, we know of no other legal proceedings pending or threatened, or judgments entered against the Company or any of our directors or officers in their capacity as such.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our fiscal 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2012.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended May 31, 2012, there were no stock issuances, while in the three month period ended May 31, 2011, the Company issued 50,000 shares of restricted common stock for outside services to one individual in exchange for services rendered.

There have been no further issuances of securities through the date of this filing.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

 ITEM 6.  EXHIBITS

Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 Section 906 of the Sarbanes-Oxley Act of 2002)

101	XBRL

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Seychelle Environmental Technologies, Inc.

Date: July 13, 2012	By:	/s/ Dick Parsons
Dick Parsons Director, Chief Executive Officer

Date: July 13, 2012	By:	/s/ Jim Place
Jim Place Director and Chief Financial Officer and Chief Operating Officer