Form 10-Q
period 2012-08-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2012-10-12
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending August 31, 2012

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

The number of shares outstanding of the Registrant's common stock, as of October 12, 2012 was 25,800,146

References in this document to "us," "we," “Seychelle,” “SYEV,” or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiary.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	August 31, 2012 (Unaudited)	February 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,253,897	$1,148,995
Restricted cash	-	146,081
Accounts receivable, net of allowance for doubtful accounts and sales returns
of $59,113 and $78,885, respectively	263,869	61,782
Inventory, net	779,034	964,580
Deferred tax assets	120,242	120,242
Prepaid expenses, deposits and other current assets	207,264	179,347
Total current assets	2,624,306	2,621,027

Property and equipment, net	164,300	171,304
Intangible assets, net	5,449	5,799
Deferred tax assets	406,039	406,039
Other assets	8,514	8,514

Total assets	$3,208,608	$3,212,683

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$95,856	$158,758
Customer deposits	174,384	197,696
Capital lease obligation	4,856	4,331
Total current liabilities	275,096	360,785

Long-term liabilities:
Capital lease obligation, net of current	16,301	18,591
Total liabilities	291,397	379,376

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 25,800,146 issued and outstanding at August 31, 2012 and February 29, 2012, respectively	25,800	25,800

Additional paid-in capital	7,528,258	7,350,650
Accumulated deficit	(4,636,847)	(4,543,143)
Total stockholders' equity	2,917,211	2,833,307

Total liabilities and stockholders' equity	$3,208,608	$3,212,683

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	August 31,	August 31,
	2012	2011
Sales	$719,810	$1,508,466
Cost of sales	341,552	759,472
Gross profit	378,258	748,994
Operating Expenses
Selling, General, and Administrative Expenses	366,262	484,923
Depreciation and Amortization	11,271	10,712
Total operating expenses	377,533	495,635
Income from Operations	725	253,359
Other Income (Expense):
Interest income	192	301
Interest expense	(271)	(431)
Other expense	-	(15,963)
Total other income (expense)	(79)	(16,093)
Income before provision for income taxes	646	237,266
Income tax benefit (expense)	3,090	(48,966)
Net Income	$3,736	$188,300
BASIC INCOME PER SHARE	$0.00	$0.01
DILUTED INCOME PER SHARE	$0.00	$0.01
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,800,146	25,932,646
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	29,397,367	29,011,635

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended
	August 31,	August 31,
	2012	2011
Sales	$1,617,819	$3,289,485
Cost of sales	929,757	1,738,088
Gross profit	688,062	1,551,397
Operating Expenses
Selling, General, and Administrative Expenses	833,836	956,303
Depreciation and Amortization	22,639	21,957
Total operating expenses	856,475	978,260
Income (Loss) from Operations	(168,413)	573,137
Other Income (Expense):
Interest income	510	749

Interest expense	(694)	(1,055)
Other income (expense)	515	(15,963)
Total other income (expense)	331	(16,269)
Income (loss) before provision for income taxes	(168,082)	556,868
Income tax benefit (expense)	74,378	(219,253)
Net Income (Loss)	$(93,704)	$337,615
BASIC INCOME (LOSS) PER SHARE	$(0.00)	$0.01
DILUTED INCOME (LOSS) PER SHARE	$(0.00)	$0.01
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,800,146	25,914,711
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,800,146	28,886,555

 See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended
	August 31,	August 31,
	2012	2011

OPERATING ACTIVITIES:
Net income (loss)	$(93,704)	$337,615
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	22,639	21,957
Stock-based compensation	177,608	193,109
Contributed services	-	5,000
Provision for doubtful accounts	-	30,020
(Gain) loss from sale of property and equipment	(517)	15,963
Increase in inventory reserve	8,513	-
Deferred tax expense	-	114,023
Changes in operating assets and liabilities:
Increase in accounts receivable	(202,087)	(132,108)
(Increase) decrease in inventory	177,033	(8,900)
Increase in prepaid expenses, deposits and other assets	(27,917)	(85,217)
Increase (decrease) in accounts payable and accrued expenses	(62,902)	5,135
Decrease in restricted cash	146,081	-
Increase (decrease) in customer deposits	(23,312)	45,230
Net Cash Provided By Operating Activities	121,435	541,827

INVESTING ACTIVITIES:
Purchase of property and equipment	(26,668)	(58,367)
Proceeds from sale of property and equipment	12,000	-
Purchase of intangible assets	(100)	(3,030)
Net Cash Used In Investing Activities	(14,768)	(61,397)

FINANCING ACTIVITIES:
Repayment of notes payable and capital lease obligations	(1,765)	(53,037)
Purchase of common stock	-	(25,000)
Net Cash Used in Financing Activities	(1,765)	(78,037)

NET INCREASE IN CASH AND CASH EQUIVALENTS	104,902	402,393

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,148,995	1,244,290

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,253,897	$1,646,683

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$694	$1,056
Income taxes	$-	$162,990

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1:    CONDENSED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiary (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended February 29, 2012.  The results of operations for the periods ended August 31, 2012 and 2011 are not necessarily indicative of the operating results for the full fiscal years.

The summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these condensed consolidated financial statements and the February 29, 2012 consolidated financials included in the 10-K filed on May 29, 2012.

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

The denominator for diluted income per share for the three month period ended August 31, 2012 is adjusted to include the effect of dilutive common stock equivalents, consisting of warrants totaling 3,597,221.  The denominator for diluted loss per share for the six month period ended August 31, 2012 did not include warrants as they would have been anti-dilutive.  The denominator for diluted income per share for the three and six month periods ended August 31, 2011 is adjusted to include the effect of dilutive common stock equivalents, consisting of warrants totaling 3,078,989 and 2,971,844, respectively.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 3:   COMMON STOCK PURCHASE WARRANTS

Common Stock
During the six-month period ended August 31, 2012, the Company did not issue any shares of common stock.  During the six-month period ended August 31, 2011, the Company issued 50,000 shares of restricted common stock to a consultant for services rendered, valued at $15,500 based on the estimated fair value of the common stock on the date of the grant, which is included in stock –based compensation.

Contributed Executive Services
Historically, the President of the Company had a salary arrangement which resulted in the Company recording expense of $10,000 annually for the contractual value of his services.  Although the Company had achieved profitable operations, he continued to not accept his salary. Accordingly, the Company recorded $2,500 and $5,000, the contractual value of these services, for the three and six month periods ended August 31, 2011, respectively, which is included in selling, general and administrative expenses and additional paid -in capital.  This agreement was terminated on May 15, 2012.

Warrants
In previous years, the Company had issued warrants and determined the estimated value of warrants granted using the Black-Scholes pricing model. The amount of the expense charged to operations for these warrants was $88,803 and $177,608 for the three and six months ended August 31, 2012 and $88,804 and $177,609 for the three and six months ended August 31, 2011.  All outstanding warrants are expected to be vested in December 2015.

A summary of warrant activity for the six months ended August 31, 2012 is as follows:

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price
Outstanding at February 29, 2012	8,467,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at August 31, 2012	8,467,221	0.21
Vested at August 31, 2012	1,693,444	0.21
Exercisable at August 31, 2012	1,693,444	0.21

The following table summarizes significant ranges of outstanding warrants as of August 31, 2012:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise Price	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Life (Years)	Price	Outstanding	Price
$0.21	8,467,221	8.29	$0.21	1,693,444	$0.21

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 4:    INVENTORY

The Company’s inventory consisted of the following at August 31,2012 and February 29, 2012:

Raw materials	$453,856	$589,774
Finished goods	341,406	382,521
	795,262	972,295
Reserve for obsolete and slow moving inventory	(16,228)	(7,715)
	$779,034	$964,580

NOTE 5:    LINE OF CREDIT

As of August 31, 2012, the Company had a line of credit agreement totaling $500,000.  The line of credit bears interest at the lending institution’s index rate (3.25% as of August 31, 2012) plus 0.75% and is due June 30, 2013.  As of August 31, 2012, the Company had not borrowed against the line of credit.  The line of credit agreement does not include any limitations on borrowings or any restrictive debt covenants.

NOTE 6:    CONCENTRATIONS

Sales to five customers accounted for 64% of sales and 81% of accounts receivable for the three month period ended August 31, 2012.  Sales to six customers accounted for 55% of sales and 81% of accounts receivable for the six month period ended August 31, 2012.  For the three and six month periods ended August 31, 2011, sales to two customers accounted for 65% and 62% of total sales and 60% of accounts receivable.

NOTE 7:    RELATED PARTY TRANSACTIONS

During the three and six month periods ended August 31, 2012, payments totaling $27,400 and $52,800 were made to TAM Irrevocable Trust for consulting services, in which Cari Beck, is a trustee as well as the daughter of the Company’s President.  During the three and six month periods ended August 31, 2011 payments to TAM Irrevocable Trust were made totaling $31,900 and $57,500, respectively.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

In the case titled Letty Garcia v. Carl Palmer; Seychelle Environmental Technologies, Inc., et, al., brought in the Superior Court for the State of California, San Diego County District, the court found against the Company in May, 2012 for approximately $157,000.  This amount was reflected in our February 29, 2012 consolidated financial statements. The Company has evaluated the ruling, believes that the ruling was incorrect, and has appealed the verdict.  The remaining amount of restricted cash that was reflected in previous financial statements relating to this case was returned to the Company during the three months ended August 31, 2012.

There is an additional unrelated lawsuit, Patricia Edwards v Seychelle Environmental Technologies, Inc., brought in January, 2012 in the Superior Court for the State of California, Orange County District, from a former employee of the Company regarding a claim of $280,000 for wrongful termination based on discrimination.  The Company is vigorously contesting the claim.  The case is scheduled for trial in the first calendar quarter of 2013, and the Company believes that it will prevail.

Otherwise, as of August 31, 2012, we know of no other legal proceedings pending or threatened, or judgments entered against the Company or any of our directors or officers in their capacity as such.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiary (the “Company”) for the three and six month periods ended August 31, 2012 and 2011. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended February 29, 2012.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

Our principal business address is 32963 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summary historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three and six month periods ended August 31, 2012 and 2011 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three-month period ended August 31, 2012 compared to the corresponding period in 2011

			Year over
	2012	2011	year change	%

Sales	$719,810	$1,508,466	(788,656)	-52%
Cost of sales	341,552	759,472	(417,920)	-55%
Gross profit	378,258	748,994	(370,736)	-49%
Gross profit %	53%	50%
Selling, general, and administrative expenses	366,262	484,923	(118,661)	-24%
Depreciation and amortization exp	11,271	10,712	559	5%
Income before provision for income taxes	646	237,266	(236,620)	-100%
(Provision) benefit for income taxes	3,090	(48,966)	52,056	106%
Net Income	3,736	188,300	(184,564)	-98%

Sales. Our customer concentration is constantly changing, which contributes toward much of the fluctuation in sales.  The current period decrease in sales is primarily due to sales to two customers who accounted for approximately $0.8 million  of the decrease, accounting for 12% of revenues in the three-month period ended August 31, 2012 compared to 65% in the same period ended August 31, 2011.   The decrease in sales is also the net result of a shift in our product mix.  Significant decreases were experienced within a few product lines: missionary packs (which decreased to $-nil- in the current quarter as compared to $284,000 in sales for the comparable period), pitchers (to $157,000 from $413,000), and bottles (to $90,000 from $364,000).

Cost of sales and gross profit percentage. The decrease in cost of sales is largely a direct result of the 52% decrease in sales for the three-month period ended August 31, 2012 from the comparable period in the prior year. The increase in gross profit  from 50% to 53% was due to selling higher gross profit products during the period even though the  cost of revenues decreased by 55% from period to period.   Our profit margin will fluctuate from time to time based on the product mix within sales.   We are continuing to pursue efficiencies in the production process and are negotiating for better filter prices and believe that gross margins will improve further if we are successful in these plans and will be able to reduce the impact of the lower margin products will have on the product mix.

Selling, general and administrative  expenses.  These expenses decreased by approximately $119,000, or 24%, during the three months ended August 31, 2012 compared to the same period ended in the prior year.   Selling expenses represented approximately 2.7% and 6.2% of sales for the three months ended August 31, 2012 and 2011, respectively.   The decrease in selling expenses as a percentage of sales is largely a direct result of the decrease in commissionable sales to two significant customers.  We expect sales commissions to be less than 6% of sales for the remainder of fiscal year 2013.  General and administrative expenses decreased approximately $44,000 when compared to the comparable period in the prior year.  Significant components of the decrease are gift and bonus expense to reward performance in fiscal 2012 (to $7,000 for fiscal 2013 compared to $40,900 for fiscal 2012), merchant fee expense (to $5,200 compared to $10,700), printing expense (to $500 compared to $19,100, outside services (to $12,800 compared to $28,600), and legal expense ($20,400 compared to $3,700). We do not expect an increase in general and administrative expenses as a percentage of sales for the remainder of fiscal 2013.

Depreciation and amortization expense.  The increase in depreciation and amortization expense is due to molds being purchased over the last twelve months to create additional products to introduce to the market.

Income tax expense.  Income tax expense decreased due to lower sales and profitability during the current fiscal year as compared to the comparable prior year period.

Net Income. Net income for the three-month period ended August 31, 2012 was $3,736 compared to net income of $188,300 for the three-month period ended August 31, 2011.  This was primarily due to a significant decrease in sales in the current year compared to the same period of the prior year.  This quarter’s performance and return to profitability represented a turnaround from poor results in the first quarter of fiscal year, period ended May 31, 2012 which reported a net loss of $97,441.  This change in direction, was due primarily to selling higher gross margin products, although with lower overall gross profits.  However, we continued to experience:  1) delay of orders for new higher margin products due to administrative issues with new customers in Japan and in several Mid East countries, and  2) a build-up of inventory for anticipated sales of the new RAD filter bottle and the new pH filter bottle now expected to begin in the third quarter, period ending November 30, 2012.   The net income should be improved when larger sales orders begin coming in for the higher margin volume products and as noted previously, and out-sourced production of sizable orders to a high volume assembler/fulfillment vendor we have established a relationship with. In addition we have two new products ready for the market: a 20 oz. sports bottle and a flat flask in-filter hydration unit that can be used either as a straw or attached to a backpack.   We have signed agreements for the above mentioned products.  We also have large distributors and representatives lined up regarding potential sales in Mexico and major retailers in  the United States and feel that this will favorably impact our financials, not only  in the third and fourth quarters this fiscal year, but into fiscal 2014.

Six-month period ended August 31, 2012 compared to the corresponding period in 2011

			Year over
	2012	2011	year change	%

Sales	$1,617,819	$3,289,485	(1,671,666)	-51%
Cost of sales	929,757	1,738,088	(808,331)	-47-%
Gross profit	688,062	1,551,397	(863,335)	-56%
Gross profit %	43%	47%
Selling, general, and administrative expenses	833,836	956,302	(122,466)	-13%
Depreciation expense	22,639	21,958	681	3%
Income (loss) before provision for income taxes	(168,082)	556,868	(724,950)	130%
Benefit (provision) for income taxes	74,378	(219,253)	293,631)	-134%
Net Income (Loss)	(93,704)	337,615	(431,319)	-128%

Sales. Our customer concentration is constantly changing, which contributes toward much of the fluctuation in sales.  The current period decrease in sales is largely due to sales to two customers who accounted for approximately $1.7 million  of the decrease, accounting for 20% of revenues in the six-month period ended August 31, 2012 compared to 62% in the same period ended August 31, 2011.  This was partially offset by fluctuation of other customers.    The decrease in sales is also the net result of a shift in our product mix.  Significant changes were experienced within a few product lines: missionary packs (which decreased to $168,000 in the current period as compared to $456,000 in sales for the comparable prior year period), pitchers (which decreased to $281,000 from $1,052,000), and bottles (which decreased to $334,000 from $671,000).  The decrease in mission packs, pitchers, and bottle sales is due to sales fluctuations to one of the Company’s customers.

Cost of sales and gross profit percentage. The decrease in cost of sales is largely a direct result of the 51% decrease in sales for the six-month period ended August 31, 2012 from the comparable period in the prior year.  Cost of sales decreased by 47% from period to period by comparison, resulting in a decrease in gross profit margin to 43% from 47%.  Our profit margin will fluctuate from time to time based on the product mix within sales.   As mentioned in the sales discussion, a large reason for the decrease in sales was a $771,000 decrease in sales of pitchers compared to the same period in the prior year, compared to a $288,000 decreases in sales of missionary packs.  As noted in the three- month period ended August 31, 2012, discussion of gross margins we  are continuing to pursue efficiencies in the production process and are negotiating for better filter prices and believe that gross margins will improve further if we are successful in these plans.

Selling, general and administrative  expenses.  These expenses decreased by approximately $122,000, or 13%, during the six months ended August 31, 2012 compared to the same period ended in the prior year.  Selling expenses decreased approximately $145,000, or 73%, compared to the same period in fiscal 2012.  This is due to the decrease in commissionable sales.  The expenses represented approximately 3.4% and 6.1% of sales for the six months ended August 31, 2012 and 2011, respectively.   Not all sales are commissionable, and the decrease in selling expenses as a percentage of sales is largely a direct result of the decrease in commissionable sales to two significant customers.  We expect sales commissions to be less than 6% of sales for the remainder of fiscal year 2013.  General and administrative expenses increased approximately $23,000 when compared to the comparable period in the prior year.  Significant components of the increase are accounting fees (to $65,000 in fiscal 2013 compared to $45,000 for fiscal 2012. The increase in accounting fees is due to a re-audit being required after changing auditors during the first quarter of the current fiscal year along with an increase in contracted fees throughout the year.

Depreciation and amortization expense.  The increase in depreciation and amortization expense is due to molds being purchased over the last twelve months due to additional products being designed to potentially add to our product line.

Income tax expense.
Income tax expense decreased due to our sales and profitability falling short of expectation during the current fiscal year to date, resulting in a $74,378 tax benefit during the six-month period ended August 31, 2012 as compared to an income tax expense of $219,253 for the comparable period of the prior fiscal year.

Net Income / Loss. Net loss for the six-month period ended August 31, 2012 was $93,704 compared to net income of $337,615 for the six-month period ended August 31, 2011.  This decrease was primarily due to the decrease in sales, partially offset by decreases in operating expenses as discussed above.  As noted in the commentary for the second quarter, we feel that sales and profits should be back on track starting in the third quarter and going forward.

Liquidity and Capital Resources

Net cash provided by operating activities. During the six-month period ended August 31, 2012, the Company funded its operations primarily through proceeds from product sales.  Our accounts receivable, excluding the change in allowances, increased by approximately $202,000 due to larger orders at the end of the time period to customers with credit terms, while our customer deposits decreased by approximately $23,000.  Net loss was impacted by non-cash charges for stock-based compensation amounting to $178,000, largely due to warrant amortization.  We also received the balance of the restricted cash in the amount of $146,081 during the quarter ended August 31, 2012.

Net cash used in investing activities. During the six-month period ended August 31, 2012, the decrease in cash used by investing activities was due to the purchase of $26,600 of property and equipment compared to $58,300 during the same time period in the prior fiscal year.

Net cash used in financing activities. The decrease in cash used in financing activities during the six-month period ended August 31, 2012 was largely due to repayment of capital lease obligations totaling $1,700 compared to $53,000 in the comparable period of fiscal  2012.  In the prior year period, the Company also expended $25,000 for repurchase shares of its common stock, this did not occur in the current period.

Our principal sources of liquidity have historically been funds generated from operating activities and borrowings from the TAM Trust, one of our principal shareholders and borrowing under our line of credit. As of August 31, 2012, the Company had no outstanding borrowings either from TAM Trust or under our line of credit.  The Company believes that additional funding may still be required from the TAM Trust or other shareholders to handle the growth in sales volume. During April 2011, the TAM Trust committed to providing up to $250,000 in additional funding, which is still available to the Company to the date of this filing if it is needed.

As of August 31, 2012, the Company had $1,253,897 in cash and no borrowings outstanding on its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. The Company believes it has liquidity to meet its operating needs through the balance of fiscal 2013.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the case titled Letty Garcia v. Carl Palmer; Seychelle Environmental Technologies, Inc., et, al., brought in the Superior Court for the State of California, San Diego County District, and the court found against the Company in May, 2012 for approximately $157,000.  This amount was reflected in our February 29, 2012 consolidated financial statements. The Company has evaluated the ruling, believes that the ruling was incorrect, and has appealed the verdict.

There is an additional unrelated lawsuit, Patricia Edwards v Seychelle Environmental Technologies, Inc., brought in January, 2012 in the Superior Court for the State of California, Orange County District, from a former employee of the Company regarding a claim of $280,000 for wrongful termination based on discrimination.  The Company is vigorously contesting the claim.  The case is scheduled for trial in the first calendar quarter of 2013, and the Company believes that it will prevail.

Otherwise, as of August 31, 2012, we know of no other legal proceedings pending or threatened, or judgments entered against the Company or any of our directors or officers in their capacity as such.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our fiscal 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2012.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six-month period ended August 31, 2012, there were no stock issuances, while in the six month period ended August 31, 2011, the Company issued 50,000 shares of restricted common stock for outside services to one individual in exchange for services rendered.

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

Seychelle Environmental Technologies, Inc.

Date: October 12, 2012	By:	/s/ Dick Parsons
Dick Parsons Director, Chief Executive Officer

Date: October 12, 2012	By:	/s/ Jim Place
Jim Place Director and Chief Financial Officer and Chief Operating Officer