Form 10-Q
period 2012-11-30
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2013-01-14
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending November 30, 2012

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

The number of shares outstanding of the Registrant's common stock, as of January 11, 2013 was 25,810,146

References in this document to "us," "we," “Seychelle,” “SYEV,” or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiary.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2012 (Unaudited)	February 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,632,760	$1,148,995
Restricted cash	-	146,081
Accounts receivable, net of allowance for doubtful accounts and sales returns
of $92,050 and $78,885, respectively	360,651	61,782
Inventory, net	642,919	964,580
Deferred tax assets	120,242	120,242
Prepaid expenses, deposits and other current assets	126,090	179,347
Total current assets	2,882,662	2,621,027

Property and equipment, net	191,960	171,304
Intangible assets, net	5,222	5,799
Deferred tax assets	406,039	406,039
Other assets	8,514	8,514

Total assets	$3,494,397	$3,212,683

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$106,815	$158,758
Customer deposits	191,668	197,696
Capital lease obligation	4,581	4,331
Total current liabilities	303,064	360,785

Long-term liabilities:
Capital lease obligation, net of current	15,123	18,591
Total liabilities	318,187	379,376

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 25,810,146 and 25,800,146 issued and outstanding at November 30, 2012 and February 29, 2012, respectively	25,810	25,800

Additional paid-in capital	7,620,152	7,350,650
Accumulated deficit	(4,469,752)	(4,543,143)
Total stockholders' equity	3,176,210	2,833,307

Total liabilities and stockholders' equity	$3,494,397	$3,212,683

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended
	November 30,
	2012	2011
Sales	$1,161,785	$823,316
Cost of sales	513,847	239,005
Gross profit	647,938	584,311
Operating Expenses
Selling, General, and Administrative Expenses	388,759	473,002
Depreciation and Amortization	12,563	10,615
Total operating expenses	401,322	483,617
Income from Operations	246,616	100,694
Other Income (Expense):
Interest income	72	330
Interest expense	(878)	-
Other income (expense)	1	3,671
Total other income (expense)	(805)	4,001
Income before income tax expense	245,811	104,695
Income tax expense	(78,715)	(14,180)
Net Income	$167,096	$90,515
BASIC INCOME PER SHARE	$0.01	$0.00
DILUTED INCOME PER SHARE	$0.01	$0.00
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,806,630	25,942,811
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,806,630	29,021,800

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Nine Months Ended
	November 30,
	2012	2011
Sales	$2,779,604	$4,112,801
Cost of sales	1,443,604	1,977,903
Gross profit	1,336,000	2,135,708
Operating Expenses
Selling, General, and Administrative Expenses	1,222,595	1,429,304
Depreciation and Amortization	35,202	32,573
Total operating expenses	1,257,797	1,461,877
Income from Operations	78,203	673,831
Other Income (Expense):
Interest income	582	1,079
Interest expense	(1,572)	(1,055)
Other income (expense)	516	(12,292)
Total other income (expense)	(474)	(12,268)
Income before income tax expense	77,729	661,563
Income tax expense	(4,338)	(223,433)
Net Income	$73,391	$428,130
BASIC INCOME PER SHARE	$0.00	$0.02
DILUTED INCOME PER SHARE	$0.00	$0.01
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,802,291	25,924,010
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	27,359,357	28,874,128

 See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended
	November 30,
	2012	2011

OPERATING ACTIVITIES:
Net income	$73,391	$428,130
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	35,201	32,573
Stock-based compensation	269,512	288,163
Contributed services	-	7,500
Provision for doubtful accounts	-	13,392
(Gain) loss from sale of property and equipment	(517)	12,291
Change in inventory reserve	12,083	(243,143)
Deferred tax expense	-	113,577
Changes in operating assets and liabilities:
Increase in accounts receivable	(298,869)	(150,893)
(Increase) decrease in inventory	309,578	(200,172)
(Increase) decrease in prepaid expenses, deposits and other assets	53,257	(148,124)
Decrease in accounts payable and accrued expenses	(51,943)	(37,360)
(Increase) decrease in restricted cash	146,081	(302,796)
Increase (decrease) in customer deposits	(6,028)	146,978
Net Cash Provided By (Used In) Operating Activities	541,746	(39,884)

INVESTING ACTIVITIES:
Purchase of property and equipment	(66,663)	(72,367)
Proceeds from sale of property and equipment	12,000	-
Purchase of intangible assets	(100)	(4,005)
Net Cash Used In Investing Activities	(54,763)	(76,372)

FINANCING ACTIVITIES:
Repayment of capital lease obligations	(3,218)	(53,037)
Purchase of common stock	-	(25,000)
Net Cash Used in Financing Activities	(3,218)	(78,037)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	483,765	(194,293)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,148,995	1,244,290

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,632,760	$1,049,997

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Purchase of equipment under capital lease	$-	$24,295

Cash paid for:
Interest	$1,572	$1,056
Income taxes	$4,234	$231,310

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1:    CONDENSED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiary (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended February 29, 2012.  The results of operations for the periods ended November 30, 2012 and 2011 are not necessarily indicative of the operating results for the full fiscal years.

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

The denominator for diluted income per share for the nine month period ended November 30, 2012 is adjusted to include the effect of dilutive common stock equivalents, consisting of warrants totaling 1,557,066.  The denominator for diluted loss per share for the three month period ended November 30, 2012 did not include warrants as they would have been anti-dilutive.  The denominator for diluted income per share for the three and nine month periods ended November 30, 2011 is adjusted to include the effect of dilutive common stock equivalents, consisting of warrants totaling 3,078,989 and 2,950,118, respectively.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 3:   COMMON STOCK PURCHASE WARRANTS

Common Stock
During the nine-month period ended November 30, 2012, the Company issued 10,000 shares of restricted stock to an employee for services rendered, valued at $3,100.  During the nine-month period ended November 30, 2011, the Company issued 50,000 shares of restricted common stock to a consultant for services rendered, valued at $15,500, and 25,000 shares of restricted common stock to employees as compensation, at a total value of $6,250.  The values of stock issued were based on the estimated fair value of the common stock on the dates of the grants and are included in stock –based compensation.

Contributed Executive Services
Historically, the President of the Company had a salary arrangement which resulted in the Company recording expense of $10,000 annually for the contractual value of his services.  Although the Company had achieved profitable operations, he continued to not accept his salary. Accordingly, the Company recorded $2,500 and $7,500, the contractual value of these services, for the three and nine month periods ended November 30, 2011, respectively, which is included in selling, general and administrative expenses and additional paid -in capital.  This agreement was terminated on May 15, 2012.

Warrants
In previous years, the Company had issued warrants and determined the estimated value of warrants granted using the Black-Scholes pricing model. The amount of the expense charged to operations for these warrants was $88,804 and $266,412 for the three and nine months ended November 30, 2012 and $88,804 and $266,413 for the three and nine months ended November 30, 2011.  All outstanding warrants are expected to be vested in December 2015.

A summary of warrant activity for the nine months ended November 30, 2012 is as follows:

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price
Outstanding at February 29, 2012	8,467,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at November 30, 2012	8,467,221	0.21
Vested at November 30, 2012	1,693,444	0.21
Exercisable at November 30, 2012	1,693,444	0.21

The following table summarizes significant ranges of outstanding warrants as of November 30, 2012:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise Price	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Life (Years)	Price	Outstanding	Price
$0.21	8,467,221	8.04	$0.21	1,693,444	$0.21

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 4:    INVENTORY

The Company’s inventory consisted of the following at November 30,2012 and February 29, 2012:

Raw materials	$374,995	$589,774
Finished goods	287,722	382,521
	662,717	972,295
Reserve for obsolete and slow moving inventory	(19,798)	(7,715)
	$642,919	$964,580

NOTE 5:    LINE OF CREDIT

As of November 30, 2012, the Company had a line of credit agreement totaling $500,000.  The line of credit bears interest at the lending institution’s index rate (3.25% as of November 30, 2012) plus 0.75% and is due June 30, 2013.  As of November 30, 2012, the Company had not borrowed against the line of credit.  The line of credit agreement does not include any limitations on borrowings or any restrictive debt covenants.

NOTE 6:    CONCENTRATIONS

Sales to two customers accounted for 51% of sales for the three-month period ended November 30, 2012. Five other customers accounted for 30% of the sales in the current period expanding our customer base including 7% of the sales generated from the Seychelle website.  Sales to two customers accounted for 31% of sales for the nine-month period ended November 30, 2012. Five other customers accounted for 37% of sales for the current nine-month period with 8% coming from the Seychelle website. For the three and nine-month periods ended November 30, 2011, sales to two customers accounted for 46% and 59% of total sales, respectively.  At November 30, 2012, two customers accounted for 66% of accounts receivable.

NOTE 7:    RELATED PARTY TRANSACTIONS

During the three and nine-month periods ended November 30, 2012, payments totaling $29,750 and $82,600 were made to TAM Irrevocable Trust for consulting services, in which Cari Beck, is a trustee as well as the daughter of the Company’s President.  During the three and nine month periods ended November 30, 2011 payments to TAM Irrevocable Trust were made totaling $25,000 and $82,500, respectively.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

In the case titled Letty Garcia v. Carl Palmer; Seychelle Environmental Technologies, Inc., et, al., brought in the Superior Court for the State of California, San Diego County District, the court found against the Company in May, 2012 for approximately $157,000.  This amount was reflected in our February 29, 2012 consolidated financial statements. The Company believes that the ruling was incorrect and has filed for an appeal. The appeal will most likely be heard in late 2013, or 2014.  The remaining amount of restricted cash that was reflected in previous financial statements relating to this case was returned to the Company during the nine months ended November 30, 2012.

There is an additional unrelated lawsuit, Patricia Edwards v Seychelle Environmental Technologies, Inc., brought in January, 2012 in the Superior Court for the State of California, Orange County District, by a former employee of the Company regarding a claim of $280,000 for wrongful termination based on discrimination. Subsequently, the plaintiff reduced their claim to $59,000.  As of December 3, 2012, the case was settled through mediation for $25,000.  This amount is included in accrued expenses on the financial statements as a third quarter expense.

Otherwise, as of November 30, 2012, we know of no other legal proceedings pending or threatened, or judgments entered against the Company or any of our directors or officers in their capacity as such.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiary (the “Company”) for the three and nine month periods ended November 30, 2012 and 2011. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended February 29, 2012.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

(5)	the Company is subject to the risks of conducting business internationally; and

(6)
the industries in which the Company operates are highly competitive. Additional risks and uncertainties are outlined in the Company’s filings with the Securities and Exchange Commission, including its most recent fiscal 2012 Annual Report on Form 10- for the year ended February 28, 2012.

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

Our principal business address is 32963 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summary historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three and nine month periods ended November 30, 2012 and 2011 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three-month period ended November 30, 2012 compared to the corresponding period in 2011

			Year over
	2012	2011	Year change	%

Sales	$1,161,785	$823,316	338,469	41%
Cost of sales	513,847	239,005	274,842	115%
Gross profit	647,938	584,311	63,627	11%
Gross profit %	56%	71%
Selling, general, and administrative expenses	388,759	473,002	(84,243)	-18%
Depreciation and amortization expense	12,563	10,615	1,948	18%
Income before provision for income taxes	245,811	104,695	141,116	135%
Provision for income taxes	(78,715)	(14,180)	(64,535)	455%
Net Income	167,096	90,515	76,581	85%

Sales.  Our customer concentration is constantly changing, which contributes toward much of the fluctuation in sales.  The current period increase in sales is primarily due to sales to two customers who accounted for approximately $0.6 million of sales, accounting for 51% of revenues in the three-month period ended November 30, 2012, compared to 15% in the same period ended November 30, 2011. Five other customers accounted for 30% of the sales in the current period expanding our customer base, including 7% of the sales generated from the Seychelle website.  The increase in sales is also the net result of a shift in our product mix.  Significant changes were experienced within a few product lines: missionary packs (which decreased to $48,000 in the current quarter as compared to $228,000 in sales for the comparable period), pitchers (increased to $243,000 from $149,000), and bottles (increased to $499,000 from $193,000). Bottles, pitchers and replacement filters contributed 77% of the product sales for the 3 month period.

Cost of sales and gross profit percentage.  The increase in cost of sales is largely a direct result of the 41% increase in sales for the three-month period ended November 30, 2012 from the comparable period in the prior year. The decrease in gross profit from 71% to 56% was due to selling lower gross profit products during the period, as evidenced by cost of sales increasing 115% even though the  sales only increased 41% from period to period.   Our profit margin will fluctuate from time to time based on the product mix within sales.   We are continuing to pursue efficiencies in the production process and believe that gross margins will improve as we sell higher margin new radiological and pH products.

Selling, general and administrative expenses.  These expenses decreased by approximately $84,000, or 18%, during the three months ended November 30, 2012 compared to the same period ended in the prior year.   Selling expenses represented approximately 2.0% and 13.1% of sales for the three months ended November 30, 2012 and 2011, respectively.  The decrease in selling expenses as a percentage of sales is largely a direct result of the decrease in commissionable sales to two significant customers.  We expect sales commissions to be less than 6% of sales for the remainder of fiscal year 2013.  General and administrative expenses were relatively flat from period to period, amounting to approximately $375,000 for both of the three month periods ended November 30, 2012 and 2011.   We do not expect an increase in general and administrative expenses as a percentage of sales for the remainder of fiscal 2013.

Depreciation and amortization expense.  The increase in depreciation and amortization expense is due to molds being purchased over the last twelve months to create additional products to introduce to the market.

Income tax expense.  Income tax expense increased due to higher sales and profitability during the current fiscal year as compared to the comparable prior year period.

Net Income.  Net income for the three-month period ended November 30, 2012 was $167,096 compared to net income of $90,515 for the three-month period ended November 30, 2011.  This was primarily due to a significant increase in sales in the current year compared to the same period of the prior year.   Going forward we have two new products ready for the market: a 20 oz. sports bottle and a flat flask in-filter hydration unit that can be used either as a straw or attached to a backpack.   As previously reported, we have signed agreements for the above mentioned products.  We also have large distributors and representatives lined up regarding expanded radiological and pH programs in Mexico, Saudi Arabia and Japan and major retailers in  the United States and feel that this will favorably impact our financials this fiscal year, but will continue on into fiscal 2014.  We also continue to keep the option open for the out-sourcing of production of sizable orders to a high volume assembler/fulfillment vendor with whom we have established a relationship so that both the top and bottom lines are scalable to significantly higher levels as they materialize.

Nine-month period ended November 30, 2012 compared to the corresponding period in 2011

			Year over
	2012	2011	Year change	%

Sales	$2,779,604	$4,112,801	(1,333,197)	-32%
Cost of sales	1,443,604	1,977,093	(533,489)	-27%
Gross profit	1,336,000	2,135,708	(799,708)	-37%
Gross profit %	48%	52%
Selling, general, and administrative expenses	1,222,595	1,429,304	(206,709)	-14%
Depreciation expense	35,202	32,573	2,629	8%
Income before provision for income taxes	77,729	661,563	(583,834)	-88%
Provision for income taxes	(4,338)	(233,433)	229,095	98%
Net Income	73,391	428,130	(354,739)	-83%

Sales.  Our customer concentration is constantly changing, which contributes toward much of the fluctuation in sales.  The current period decrease in sales is largely due to sales to two customers who accounted for approximately $0.8 million of the decrease, accounting for 31% of sales in the nine-month period ended November 30, 2012, compared to 40% in the same period ended November 30, 2011. Five other customers accounted for 37% of sales for the current period, with 8% coming from the Seychelle website.  The decrease in sales is also the net result of a shift in our product mix.  Significant changes were experienced within a few product lines: missionary packs (which decreased to $215,000 in the current period as compared to $684,000 in sales for the comparable prior year period), pitchers (which decreased to $525,000 from $1,180,000), and bottles (which decreased to $811,000 from $874,000).  The decrease in mission packs, pitchers, and bottle sales is due to sales fluctuations by one of the Company’s customers.  Bottles, pitchers and replacement filters contributed 68% of the product sales for the nine-month period ended November 30, 2012.

Cost of sales and gross profit percentage.  The decrease in cost of sales is largely a direct result of the 32% decrease in sales for the nine-month period ended November 30, 2012 from the comparable period in the prior year.  Cost of sales decreased by 27% from period to period by comparison, resulting in a decrease in gross profit margin to 48% from 52%.  Our profit margin will fluctuate from time to time based on the product mix within sales.   As mentioned in the sales discussion, a large reason for the decrease in sales was a $655,000 decrease in sales of pitchers compared to the same period in the prior year, compared to a $469,000 decreases in sales of missionary packs.  As noted in the three- month period ended August 31, 2012, regarding discussion of gross margins, we continue to pursue efficiencies in the production process. We believe that gross margins will improve further if we are successful in these plans.

Selling, general and administrative expenses.  These expenses decreased by approximately $206,000, or 14%, during the nine months ended November 30, 2012 compared to the same period ended in the prior year.  Selling expenses decreased approximately $230,000, or 75%, compared to the same period in fiscal 2012.  This is due to the decrease in commissionable sales.  The expenses represented approximately 2.8% and 7.5% of sales for the nine months ended November 30, 2012 and 2011, respectively.   Not all sales are commissionable, and the decrease in selling expenses as a percentage of sales is largely a direct result of the decrease in commissionable sales to two significant customers.  We expect sales commissions to be less than 6% of sales for the remainder of fiscal year 2013.  General and administrative expenses were relatively flat from period to period, increasing only $24,000 when compared to the comparable period in the prior year.

Depreciation and amortization expense.  The increase in depreciation and amortization expense is due to molds being purchased over the last twelve months to create additional products to introduce to the market.

Income tax expense.  Income tax expense decreased due to our sales and profitability falling short of expectation during the current fiscal year to date, resulting in income tax expense of $4,338 during the nine-month period ended November 30, 2012 as compared to income tax expense of $233,433 for the comparable period of the prior fiscal year.

Net Income.  Net income for the nine-month period ended November 30, 2012 was $73,391 compared to net income of $428,130 for the nine-month period ended November 30, 2011.  This decrease was primarily due to the decrease in sales coupled with a reduction in product margins, as discussed above.  As noted in the three month commentary, we believe that the improvement in both sales and profits should continue in the fourth quarter and going forward based on the new products and distributors now in place.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities.  During the nine-month period ended November 30, 2012, the Company funded its operations primarily through collections from product sales. Net income of approximately $73,391 was impacted by non-cash charges for stock-based compensation amounting to $270,000, largely due to warrant amortization. Our accounts receivable, excluding the change in allowances, increased by approximately $299,000 due to larger orders at the end of the quarter to customers with credit terms, while our customer deposits decreased by approximately $6,000.  Inventories decreased by $310,000 due to timing of sales transactions and a conscious effort to reduce inventory levels.  We also received the balance of the restricted cash in the amount of $146,081 during the period.

Net cash used in investing activities.  During the nine-month period ended November 30, 2012, the decrease in cash used by investing activities was due to the purchase of $66,700 of property and equipment compared to $72,400 during the same time period in the prior fiscal year.  In the current period, we also received $12,000 from the sale of equipment.

Net cash used in financing activities.The decrease in cash used in financing activities during the nine-month period ended November 30, 2012 was largely due to repayment of capital lease obligations totaling $3,200 compared to $53,000 in the nine-month period ended November 30, 2011  In the prior year period, the Company also expended $25,000 for repurchase shares of its common stock, this did not occur in the current period.

Our principal sources of liquidity have historically been funds generated from operating activities and borrowings from the TAM Trust, one of our principal shareholders and borrowing under our line of credit. As of November 30, 2012, the Company had no outstanding borrowings either from TAM Trust or under our line of credit.  The Company believes that additional funding may still be required from the TAM Trust or other shareholders to handle the growth in sales volume. During April 2011, the TAM Trust committed to providing up to $250,000 in additional funding, which is still available to the Company to the date of this filing if it is needed.

As of November 30, 2012, the Company had $1,632,760 in cash and cash equivalents and no borrowings outstanding on its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. The Company believes it has liquidity to meet its operating needs through the balance of fiscal 2013.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the case titled Letty Garcia v. Carl Palmer; Seychelle Environmental Technologies, Inc., et, al., brought in the Superior Court for the State of California, San Diego County District, the court found against the Company in May, 2012 for approximately $157,000.  This amount was reflected in our February 29, 2012 consolidated financial statements. The Company believed that the ruling was incorrect and has filed for an appeal. We believe that the appeal will most likely be heard in late 2013, or 2014.  The remaining amount of restricted cash that was reflected in previous financial statements relating to this case was returned to the Company during the three months ended August 31, 2012.

There is an additional unrelated lawsuit, Patricia Edwards v Seychelle Environmental Technologies, Inc., brought in January, 2012 in the Superior Court for the State of California, Orange County District, from a former employee of the Company regarding a claim of $280,000 for wrongful termination based on discrimination. Subsequently, the plaintiff reduced her claim to $59,000.  As of December 3, 2012, the case was settled through mediation for $25,000.  This amount was included in the accrued expenses for the financial statements for the period ended November 30, 2012.

Otherwise, as of November 30, 2012, we know of no other legal proceedings pending or threatened, or judgments entered against the Company or any of our directors or officers in their capacity as such.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our fiscal 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2012.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine-month period ended November 30, 2012, there were 10,000 shares of restricted stock issued to an employee for services rendered, while in the nine month period ended November 30, 2011, the Company issued 50,000 shares of restricted common stock to one third party individual in exchange for services rendered and an additional 25,000 shares of restricted stock to employees for services rendered. For the issuance of these securities, the Company has relied upon one or more exemptions available under Section 4(2) or 4(6) of the Securities Act of 1933, as amended, and analogous state exemptions.

There have been no further issuances of securities through the date of this filing.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

 ITEM 6.  EXHIBITS

Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 Section 906 of the Sarbanes-Oxley Act of 2002)

101	XBRL Exhibits

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Seychelle Environmental Technologies, Inc.

Date: January 14, 2013	By:	/s/ Dick Parsons
Dick Parsons Director, Chief Executive Officer

Date: January 14, 2013	By:	/s/ Jim Place
Jim Place Director and Chief Financial Officer and Chief Operating Officer