Form 10-K
period 2013-02-28
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2013-05-21
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) : Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock, as of May 1, 2013 was 25,833,646.

The aggregate market value of the voting stock of the Registrant held by non-affiliates as of May 21, 2013 was approximately $3,161,000.

References in this document to "us," "we," or "Company" refer to Seychelle Environmental Technologies, Inc., a Nevada corporation and our wholly-owned subsidiaries, Seychelle Water Technologies, Inc. and Fill 2 Pure International, Inc., also Nevada corporations.

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

Organization

Our Company is presently comprised of Seychelle Environmental Technologies, Inc., a Nevada corporation, with two wholly-owned subsidiaries, Seychelle Water Technologies, Inc. and Fill 2 Pure International, Inc., also Nevada corporations (collectively, the Company or Seychelle). We use the trade name "Seychelle Water Filtration Products, Inc." in our commercial operations.

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

As of February 28, 2013, Seychelle has sold over 5 million portable water filtration bottles throughout the world to customers such as individuals, dealers, distributors, governments, militaries, non-governmental organizations and emergency relief organizations such as the Jimmy Bakker Ministry, International Red Cross, Eco-Challenge, Kenya Wild Life Service, La Cruz Roja de Mexico and the N.Y. Institute for the Blind. In addition, the Company has donated thousands of portable bottles to church groups and missionaries worldwide.

In 2010, Beverage Marketing placed the value of the world pure water market at close to $100 billion annually. Bottled water, mostly half liters, is a $16 billion business growing at 4% to 6% annually. Seychelle products compete in a more limited market; the portable filtration product segment which includes such brands as Brita, PUR and Aquasana.

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

Business Plan

The management of Seychelle represents over 100 years of combined experience in developing improvements and innovations in the field of bottled water, reverse osmosis, ultra filtration and filter technology. As a result, our products can deliver up to 2micron absolute filtration for pennies per gallon, with pressure as low as 2 pounds per square inch (PSI). Further, our point of difference filtration systems remove up to 99.99% of  pollutants and contaminants most commonly found in fresh drinking water supplies in the five major areas of concern as follows:
AESTHETICS: Taste, chlorine, sand, sediment and odor problems.
BIOLOGICS: Pathogens such as Cryptosporidium, Giardia and E. Coli Bacteria.
CHEMICALS: Pesticides, detergents, toxic chemicals and industrial waste.
DISSOLVED SOLIDS: Heavy metals such as aluminum, asbestos, copper, lead, mercury and chromium 6.

RADIOLOGICAL:  Cesium 137, Radon, Radium, Uranium, Radioactive Iodine, etc.

Seychelle filters have been tested by independent and government laboratories throughout the world and are approved for sale and distribution in the following countries: United States, Mexico, Canada, Slovenia, Czech Republic, India, Tanzania, United Kingdom, Korea, Malaysia, Japan, The Peoples Republic of China, Vietnam, New Zealand, Australia, Brazil, Venezuela, Argentina, South Africa, and Pakistan. In the United States, Seychelle filters have been certified by independent government laboratories using EPA/ANSI protocols and NSF Standards 42 and 53 by Broward Testing Labs. Additionally, we offer a test pack for potential customers that includes the test results from selected countries. Selected results from the United States, United Kingdom and South Africa are displayed on our Website at www.seychelle.com. To our knowledge, no other portable water filtration system can achieve removal of up to 99.99% of pollutants and contaminants most commonly found in fresh drinking water supplies in the five major areas of concern defined above. The benefit of such filtration can save lives worldwide as more people become aware of the benefits of using products utilizing Seychelles’s proprietary portable water filtration technology.

Principal Products or Services and their Markets

Current Products

Seychelle has a varied line of portable filter bottles for people on the go. The current products include: Flip-Top and Pull Top bottles, Canteens, Water Pitchers, Pure Water Pump, Stainless Steel bottles, In-Line Filter, Pure Water Bag, Pump N’ Pure, Pure Water Pouch and   Pure Water Straws.  They include regular, standard or advanced filters (for virus and bacteria control up to 99.9999% reduction). Sizes are from 20 ounce to 38 ounces, and provide up to 150 gallons of pure drinking water from any fresh water source; running or stagnant (such as rivers, lakes, ponds and streams).

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

Raw Materials

Seychelles’s filters include powdered water-activated coconut and other media as components in the porous plastic ionic filter. To date, there is an adequate availability of material for all of our products. We do not expect this situation to change in the near future.

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

Currently, the majority of our sales are to customers in the U.S.  However, we are in contact with several overseas distributors and sales could increase in the future in these countries if customers have a greater demand for safe drinking water  For the year ended  February 28, 2013, we had one customer that accounted for approximately 34% of our total sales.

Backlog

As of February 28, 2013, we had a backlog of approximately $317,000 in unshipped orders.

Employees

As of February 28, 2013, we had a President and two (2) executive employees managing the Company with four (4) administrative employees supporting that effort.  In assembly, operations and warehousing we had twenty (20) full-time employees and two (2) part-time employees working to fill orders.

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

As these patents expire over the next three to four years, the Company cannot at this time estimate the financial impact of the expiration of these patents.

We have filed and received approval  for five trademarks with the United States Patent and Trademark Office which were granted:  Seychelle®, which has been used in commerce since 1997, along with Pres 2 Pure. Fill 2 Pure pH20 Plus and Aq-RO-matic.

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

Research and Development

We did not spend a significant amount for research and development activities during the fiscal year ended February 28, 2013.

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

We have been profitable in our four most recent fiscal years. However, we cannot guarantee that we will continue to conduct profitable operations.

Through February 28, 2009, we had incurred significant losses. However, sales activity for 48 months ended February 28, 2013 increased significantly, and we have recorded profits and positive cash flows from operations. We had net income of $635,883 for the year ended February 28, 2013, $197,986 for the year ended February 29, 2012, $1,711,790 for the year ended February 28, 2011, and $562,930 for the year ended February 28, 2010.  This reduced our accumulated deficit to $3,907,260.  Nevertheless, we believe that we have not engaged in enough consistent profitable business activity over a sustained period of time to be said to have a successful operating history.  If we do not continue to be profitable, we may go out of business, and an investor could lose his entire investment.

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

A successful challenge to the ownership of our technology could materially damage our business prospects. We rely principally on trade secrets as well as trade secret laws, two patents, five trademarks, copyrights, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have two U.S. patents issued and a license on one patent. As these two patents expire over three and four years, respectively, we cannot at this time estimate the financial impact of the expiration of these patents.  Any issued patent may be challenged and invalidated. Patents may not be issued from any of our future applications. Any claims allowed from existing or future pending patents may not be of sufficient scope or strength to provide significant protection for our products. Patents may not be issued in all countries where our products can be sold so as to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our patents or the patents that we license.

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

As of February 28, 2013, we had three customers who accounted for approximately 87% of net accounts receivable. We had one customer during the fiscal year ended February 28, 2013 who accounted for approximately 34% of total sales.  Management believes that if future revenues from its significant customers decline, those revenues can be replaced through the sales to other customers.  However, there can be no assurance that this will occur, which could result in an adverse effect on the Company’s financial condition or results of operations in the future.

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

If We Fail in Maintaining Effective Internal Control Over Financial Reporting, The Price of Our Common Stock May be Adversely Affected.

We are required to establish and maintain appropriate internal control over financial reporting.  Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosure regarding our business, financial condition or results of operations.  In addition, our future assessments of internal control over financial reporting may identify additional weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.  Any material weaknesses that needs to be addressed in management’s assessment of our internal control over financial reporting or in the report on the effectiveness of our internal controls by our independent registered public accounting firm, when, and if, applicable, may have an adverse impact of our common stock.

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

Provisions of our articles of incorporation and bylaws, as well as provisions of the Nevada Business Corporation Act, may discourage, delay or prevent a change in control of our Company that you as a stockholder may consider favorable and may be in your best interest. Our certificate of incorporation and bylaws contain provisions that:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and discourage a takeover attempt; and

•	Limit who may call special meetings of stockholders.

Our stock price can be volatile.

The future market price of our common stock could fluctuate widely because of:

•	Future announcements about our Company or our competitors, including the results of testing, technological innovations or new commercial products;

•	negative regulatory actions with respect to our potential products or regulatory approvals with respect to our competitors’ products;

•	changes in government regulations;

•	developments in our relationships with our partners including customers, vendors and distributors;

•	developments affecting our partners; including customers, vendors and distributors;

•	our failure to acquire or maintain proprietary rights to the products we develop;

•	litigation; and

•	Public concern as to the safety of our products.

The stock market has experienced price and volume fluctuations that have particularly affected the market price for many emerging companies. These fluctuations have often been unrelated to the operating performance of these companies. These broad market fluctuations may cause the market price of our common stock to be lower or more volatile than otherwise expected.

Buying penny stocks is very risky and speculative. The applicability of the “penny stock rules” to broker-dealer sales of our common stock will have a negative effect on the liquidity and market price of our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY.

As of February 28, 2013, our business office was located at 32963 Calle Perfecto, San Juan Capistrano, CA 92675 with an additional warehouse located at 32901 Calle Perfecto, San Juan Capistrano, CA 92675. Our office telephone number is 949-234-1999. We pay a total of approximately $13,200 in rent per month for approximately 17,200 square feet of office, operations and warehousing. We have a lease for the 32963 location with an unaffiliated third party, which was initiated in June 2009 and will expire in June 2014.   The lease for the 32901 location is with a different unaffiliated third party, was initiated November 2011, and will expire in July 2014.

We own two patents and numerous trade secrets, see Proprietary Information and Technology above, and other proprietary information related to our business operations. We have filed for five trademarks with the United States Patent and Trademark Office which were granted:  Seychelle®, which has been used in commerce since 1997, along with Pres 2 Pure,. Fill 2 Pure, pH20 Plus and Aq-RO-matic.

ITEM 3. LEGAL PROCEEDINGS.

In the case titled Letty Garcia v. Carl Palmer; Seychelle Environmental Technologies, Inc., et, al., brought in the Superior Court for the State of California, San Diego County District, the issue was an action by the plaintiff, Ms. Garcia, to enforce judgment against Mr. Palmer by levying the assets of Seychelle. The court found against the Company in May 2012 for approximately $157,000.  This amount was reflected in our February 29, 2012 consolidated financial statements. The Company believed that the ruling was incorrect and has filed an appeal. We believe that the appeal will be heard in late 2013, and that the Company will prevail.  The remaining amount of restricted cash that was reflected in previous financial statements relating to this case was returned to the Company during the year ended February 28, 2013.

Otherwise, as of February 28, 2013, we know of no other legal proceedings pending or threatened, or judgments entered against the Company or any of our directors or officers in their capacity as such.

ITEM 4. REMOVED AND RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market or Markets

Our Common Stock began trading in 1997 on the OTC Bulletin Board (“OTCBB”).  Since the consummation of trading our common stock, market makers and other dealers have provided bid and ask quotations of our Common Stock under the symbol "SYEV." We were de-listed from the OTCBB in 2002 and were traded on the "Pink Sheets" from December 2002 to March 11, 2008, when we were re-listed on the OTCBB. The table below represents the range of high and low bid quotations of our common stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions. For the fiscal year ended February 28, 2013, the common stock had a High bid price of $0.59 and a Low bid price of $0.17.

Fiscal Year 2013	High Bid	Low Bid

Quarter Ended:

First Quarter May 2012	$0.59	$0.43

Second Quarter August 2012	$0.48	$0.25

Third Quarter November 2012	$0.35	$0.22

Fourth Quarter February 2013	$0.30	$0.17

Fiscal Year 2012	High Bid	Low Bid

Quarter Ended:

First Quarter May 2011	$0.35	$0.30

Second Quarter August 2011	$0.35	$0.26

Third Quarter November 2011	$0.62	$0.22

Fourth Quarter February 2012	$0.65	$0.40

Approximate Number of Holders of Common Stock

As of February 28, 2013, there were approximately 352 shareholders of record of our common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary as of and for the fiscal years ended February 28, 2013 and February 29, 2012.  The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

Stock Based Compensation

FASB ASC Topic 718, Compensation – Stock Compensation, requires companies to estimate the fair value of stock based compensation on the date of grant. For stock grants, the Company uses the closing price on the date of grant. For warrants, the Company uses the Black-Scholes option pricing model. In order to estimate the fair value of the warrants, certain assumptions are made regarding future events. Such assumptions include the estimated future volatility of the Company’s stock price, the expected lives of the awards and the expected dividends, and risk-free rate. Changes in these estimates would change the estimated fair value of the awards, the corresponding accounting for the awards.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update No. (ASU) 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income, as guidance on ASC 220, Comprehensive Income, regarding the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Instead, a company is required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance also requires companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented.  The Company’s adoption of this guidance effective March 1, 2012 did not have an impact on the on the Company’s consolidated financial statement presentation.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requiring further disclosure requirements regarding components of comprehensive income.  This new guidance is effective for the Company beginning March 1, 2013 and is not expected to have an impact on the on the Company’s consolidated financial statement presentation.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company’s adoption of this guidance effective March 1, 2012 did not have a significant impact on the consolidated balance sheet, results of operations or cash flow.

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s present or future consolidated financial statements.

Results of Operations

Our summary historical financial data is presented in the following table to aid you in your analysis.  You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this annual report.  The selected financial data below for the fiscal years ended February 28, 2013 and February 29, 2012 are derived from our consolidated financial statements included elsewhere in this annual report.

Fiscal year ended February 28, 2013 compared to the corresponding period in fiscal 2012.

Selected Financial Data

	Years Ended
	February 28,	February 29,		Percentage
	2013	2012	Difference	Change

Sales	$4,847,147	$5,142,260	(295,113)	(6)%
Cost of sales	2,502,365	2,651,007	(148,642)	(6)%
Gross profit	2,344,782	2,491,253	(146,471)	(6)%
Gross profit percentage	48%	48%		-%

Total operating expenses	1,863,889	2,041,142	(177,253)	(9)%
Income from operations	480,893	450,111	30,782	7%
Interest expense (including related party)	(1,956)	(1,649)	(307)	19%
Interest income	945	1,221	(276)	(23)%
Other income (expense)	11,221	(12,284)	23,504	(191)%
Benefit (expense) from income taxes	144,780	(239,413)	384,193	(161)%
Net income	635,883	197,986	437,897	221%
Net income percentage	13%	4%		9%

Net cash provided by operating activities	1,136,481	83,930	1,052,550	1,254%
Net cash used in investing activities	(46,600)	(115,778)	69,179	(60)%
Net cash used in financing activities	(4,331)	(63,447)	59,116	(93)%

Sales.  Our customer concentration is constantly changing which contributes to much of the fluctuation in revenues.   The current period decrease in revenues is largely due to sales to two customers who accounted for approximately $2,056,000 of net sales, or 42% of revenues for the year ended February 28, 2013 compared to $2,927,000 of net sales, or 56% of revenues for the year ended February 29, 2012.  This was decreased further by website sales which contributed $267,000 in the year ended February 28, 2013 compared to $552,000 in the year ended February 29, 2012.     These decreases were largely offset with increases in other higher margin product lines in the product mix, notably in plastic bottles (which increased to $1,707,000 from $1,108,000), pumps (which increased to $248,000 from $127,000), inline (increased to $62,000 from $4,000), and replacement filters (which increased to $440,000 from $383,000).   Decreases were experienced within a few product lines: missionary packs (which decreased to $335,000 in the current year as compared to $851,000 in sales for the comparable period), pitchers (which decreased to $1,093,000 from $1,384,000), stainless steel bottles (which decreased to $193,000 from $426,000), straws (decreased to $176,000 from $233,000), countertop units (decreased to $19,000 from $93,000), and shower (which decreased to $12,000 from $95,000).    There were also increased revenues from the introduction of new product lines, such as the Aqua Mist and shower lines, which combined for $136,000 of current year revenue as compared to zero in the comparable period of the prior year.  We anticipate continued improvement in the sales figures as we expand into new markets both internationally and in the US.

Cost of sales and gross profit percentage.  The decrease in cost of sales is largely a direct result of the 6% decrease in sales for the year ended February 28, 2013 from the year ended February 29, 2012.  Cost of sales decreased by 6% from period to period by comparison, resulting in gross profit margin remaining at approximately 48%.  Our profit margin will fluctuate from time to time based on the product mix within sales.    As mentioned in the sales discussion, there were decreased sales for mission packs, pitchers and stainless steel bottles, each of these product lines typically result in a lower margin per unit than most of the Company’s other product lines.  However, the five product lines with the highest dollar increases in sales for the year ended February 28, 2013 each produce product margins at or above 50%, including plastic bottles and replacement filter packs.   We continue to review our gross margins and are continuing to pursue efficiencies in the production process, and we are negotiating for better filter prices as volume increases and believe that gross margins will improve further if we are successful in these plans.

Operating expenses. The decrease in general and administrative expenses was primarily due to the decrease in sales commission of approximately $203,000.  There was an increase in commissionable sales during fiscal 2012, resulting in sales commissions for that period increasing by $182,000 over the year prior.  Due to a shift in sales mix and modifications to commissions arrangements, these expenses decreased for the year ended February 28, 2013 back to levels consistent with years prior to fiscal 2012.  Legal expenses increased by approximately $102,000 as a result of the resolution of ongoing litigation as noted in the legal proceedings footnote.    SG&A expenses in future periods are expected to increase from a total dollar standpoint, but we do not foresee an increase as a percentage of sales.

Interest income and expense. Interest income and expense was relatively consistent from year to year.

Benefit from income taxes.   Prior to the fiscal year ended February 28, 2010, the Company had a history of losses and accumulated a significant number of net operating loss carryforwards (NOL’s).  Due to the uncertainty of the Company’s ability to utilize these NOL’s in the future, a full valuation allowance was provided against deferred tax assets at that time.  For the years ended February 28, 2013, February 29, 2012 and February 28, 2011 and 2010, the Company achieved pretax income and was able to utilize NOL carryforwards of approximately $0.9 million, $0.7 million, $1.4 million and $600,000 in these periods, respectively.   Given that the Company now has reported pretax income in the last four years and expectations of continued profitability in the future, there is currently a more optimistic outlook as to whether the Company will be able to utilize the NOL’s before expiration.  As a result, the Company reversed a portion of the valuation allowance during the year ended February 28, 2013, by approximately $383,000.  In the fiscal year ended February 28, 2013, the Company recorded income tax benefit of approximately $145,000, of which approximately $50,000 was current expense and $195,000 was deferred benefit.

Net Income. The net income for the fiscal year ended February 28, 2013 was $635,883 ($0.02 per basic and diluted share) or 221% more than February 29, 2012, which was $197,986 ($0.01 per basic and diluted share) due to the decrease in general and administrative expenses and the deferred tax benefit recorded in fiscal year ended February 28, 2013, as discussed above.   Our expenses were higher than anticipated in the fiscal year ended February 28, 2013, although lower than prior year, resulting from delays in shipments to Japan, Mexico and Saudi Arabia, and the launch of the new pH product line with a major distributor for the US and Canada.    As a result of the beginning of shipments to Japan, and Saudi Arabia and the new pH product line to commence in June and July, we expect continued improvement in the profitability of the Company.   Once the supply catches up with demand we expect this improvement in profitability to continue on into fiscal year 2014 with the initial orders already being received in the first quarter from these efforts.

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

The following table summarizes our significant contractual obligations on an undiscounted basis as of February 28, 2013 and the future periods in which such obligations are expected to be settled in cash or converted into the Company’s common stock. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in footnotes, as referenced below:

	Total	Less Than 1 Year	1- 3 Years	3-5 Years	More Than 5 Years	Convertible to Stock or Warrants
Accounts payable and accrued liabilities	$157,253	$157,253	$-	$-	$-	$-
Customer deposits	371,327	371,327	-	-	-	-
Capital lease	18,591	4,581	14,010	-	-	-
	547,171	533,161	14,010	-	-	-
Other contractual commitments (1)	224,423	169,346	55,077	-	-	-
Total contractual obligations	$771,594	$702,507	$69,087	$-	$-	$-

(1) Office lease commitment expiring June 2014 and equipment lease expiring 2015.

Liquidity and capital resources.

Net cash provided by operating activities. During the fiscal years ended February 28, 2013 and February 29, 2012, the Company funded its operations through sales of products and a minimal level of borrowings. Additionally, the Company has been successful in collecting its accounts receivable timely, which also helps with operating cash flow.  Total cash provided through operations totaled $1,136,481 in 2013 and $83,930 in 2012.  This increase is primarily due to the increase in the Company’s profitability from 2012 to 2013, along with a decrease in inventory, an increase in customer deposits and the return of restricted cash previously being held as mentioned in the legal proceeding footnote, offset by an increase in accounts receivable due to timing of significant customer sales in 2013.

Net cash used in investing activities. The $46,600 and $115,778 of cash used in investment activities during fiscal 2013 and 2012 is primarily due to purchasing equipment throughout each year.

Net cash used in financing activities.  In 2013, we repaid $4,331 in capital leases payable.  In 2012, we repaid $38,447 in notes payable and capital lease obligations and spent $25,000 for repurchases of shares of the Company’s common stock.

The Company currently estimates monthly cash requirements of approximately $135,000 to cover selling, general and administrative costs. Gross profits from sales are expected to provide sufficient cash flows to meet these cash requirements and pay contractual commitments.

As of February 28, 2013, the Company has unrestricted cash of $2,234,545 and a backlog of $317,000 in orders to fill.  The Company does not believe that additional funding will be required in the form of related party notes or other shareholder investment.   The TAM Trust has committed to providing up to $250,000 in additional funding, if required.

Capital expenditures.

We do not expect any major capital expenditures in fiscal 2014.  However, minor purchases of additional molds or tooling may be needed to expand our product line.  We will be able to fund these purchases from cash on hand and we will not require outside financing.

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

We have audited the accompanying consolidated balance sheets of Seychelle Environmental Technologies, Inc. and subsidiary (the Company) as of February 28, 2013 and February 29, 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended February 28, 2013.  Seychelle Environmental Technologies, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seychelle Environmental Technologies, Inc. as of February 28, 2013 and February 29, 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended February 28, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ramirez Jimenez International CPAs

Irvine, California

May 21, 2013

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Balance Sheets

ASSETS

	February 28, 2013	February 29, 2012
CURRENT ASSETS
Cash and cash equivalents	$2,234,545	$1,148,995
Restricted cash	-	146,081
Accounts receivable, net of allowance for doubtful accounts and sales returns of $114,591 and $78,885, respectively	641,635	61,782
Inventory, net	464,998	964,580
Deferred tax assets	463,942	120,242
Prepaid expenses, deposits and other current assets	125,080	179,347
Total current assets	3,930,200	2,621,027

PROPERTY AND EQUIPMENT, NET	179,876	171,304

OTHER ASSETS
Intangible assets, net	4,995	5,799
Deferred tax assets	257,392	406,039
Other assets	8,514	8,514

TOTAL ASSETS	$4,380,977	$3,212,683

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$157,253	$158,758
Customer deposits	371,327	197,696
Notes payable and capital lease obligation	4,581	4,331
Total current liabilities	533,161	360,785

LONG-TERM LIABILITIES

Capital lease obligation	14,010	18,591
Total long-term liabilities	14,010	18,591

Total liabilities	547,171	379,376

Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY
Preferred stock, 6,000,000 shares authorized,
none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares
authorized, 25,833,646 and 25,800,146 shares
issued and outstanding, respectively	25,834	25,800
Additional paid-in capital	7,715,232	7,350,650
Accumulated deficit	(3,907,260)	(4,543,143)

Total Stockholders' Equity	3,833,806	2,833,307
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,380,977	$3,212,683

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Statements of Income

	For the Years Ended
	February 28,	February 29,
	2013	2012

SALES	$4,847,147	$5,142,260
COST OF SALES	2,502,365	2,651,007
GROSS PROFIT	2,344,782	2,491,253

OPERATING EXPENSES
Selling, general and administrative expenses	1,813,836	1,998,244
Depreciation and amortization	50,053	42,898

Total operating expenses	1,863,889	2,041,142

INCOME FROM OPERATIONS	480,893	450,111

OTHER INCOME (EXPENSES)
Interest income	945	1,221
Interest expense	(1,956)	(1,649)
Other	11,221	(12,284)

Total other income (expenses)	10,210	(12,712)

INCOME BEFORE INCOME TAX BENEFIT (EXPENSE)	491,103	437,399

Income tax benefit (expense)	144,780	(239,413)

NET INCOME	$635,883	$197,986
NET INCOME PER SHARE
Basic	$0.02	$0.01
Diluted	$0.02	$0.01
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING
Basic	25,808,928	25,932,373
Diluted	26,621,500	26,000,358

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Statements of Stockholders' Equity
For the Years Ended February 28, 2013 and February 29, 2012

				Additional
	Common Stock		Treasury	Paid-In	(Accumulated
	Shares	Amount	Stock	Capital	Deficit)	Total

Balance at February 28, 2011	25,882,646	$25,883	$(17,549)	$7,016,148	$(4,741,129)	$2,283,353

Issuance of common stock for compensation	75,000	75		21,675		21,750
Common stock repurchased			(25,000)			(25,000)
Common stock cancelled	(157,500)	(158)	42,549	(42,391)		-
Stock-based compensation				355,218		355,218
Net income	-	-			197,986	197,986
Balance at February 29, 2012	25,800,146	$25,800	$-	$7,350,650	$(4,543,143)	$2,833,307

Issuance of common stock for compensation	33,500	34		9,366		9,400
Stock-based compensation				355,216		355,216
Net income	-	-			635,883	635,883
Balance at February 28, 2013	25,833,646	$25,834	$-	$7,715,232	$(3,907,260)	$3,833,806

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	February 28,	February 29,
	2013	2012

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$635,883	$197,986
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	50,053	42,898
(Gain) loss on sale of assets	(11,221)	12,292
Gain on extinguishment of debt	-	(1,963)
Stock-based compensation	364,616	376,968
Provision for doubtful accounts	41,884	8,547)
Increase (decrease) in inventory reserve	40,794	(257,570)
Deferred tax provision (benefit)	(195,053)	168,552
Changes in operating assets and liabilities:
Accounts receivable	(621,737)	(16,619)
Inventory	458,788	(259,521)
Prepaid expenses, deposits and other current assets	54,267	(101,827)
Restricted cash deposits	146,081	(146,081)
Accounts payable and accrued expenses	(1,505)	(71,974)
Customer deposits	173,631	132,242

Net Cash Provided by Operating Activities	1,136,481	83,930

CASH FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(57,983)	(111,773)
Proceeds from sale of property and equipment	11,483	-
Purchase of intangible assets	(100)	(4,005)

Net Cash Used in Investing Activities	(46,600)	(115,778)

CASH FROM FINANCING ACTIVITIES:
Repayment of notes payable and capital lease obligation	(4,331)	(38,447)
Repurchase of common stock	-	(25,000)

Net Cash Used in Financing Activities	(4,331)	(63,447)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,085,550	(95,295)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,148,995	1,244,290

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,234,545	$1,148,995

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment under capital lease	$-	$24,295
CASH PAID DURING THE YEAR FOR:
Interest	$1,956	$1,649
Income taxes	$4,234	$407,965

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 1:   ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Seychelle Environmental Technologies, Inc. was incorporated under the laws of the State of Nevada on January 23, 1998 as a change in domicile to Royal Net, Inc., a Utah corporation that was originally incorporated on January 24, 1986. Royal Net, Inc. changed its state of domicile to Nevada and its name to Seychelle Environmental Technologies, Inc. effective in January 1998.  Seychelle Water Technologies, Inc., and Fill 2 Pure International, Inc., both wholly owned subsidiaries, were formed as corporations in February 1997 and April, 2013, respectively, under the laws of the state of Nevada for the purpose of marketing.

Description of Business

The Company designs, assembles and distributes water filtration systems. These systems include portable water bottles and related water filtration products that can be filled from nearly any available source of fresh water.

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements.  The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States and have been consistently applied in the preparation of the consolidated financial statements herein as of and for the years ended February 28, 2013 and February 29, 2012.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The Company is presently comprised of Seychelle Environmental Technologies, Inc., a Nevada corporation, with two wholly-owned subsidiaries, Seychelle Water Technologies, Inc., and Fill 2 Pure International, Inc., also Nevada corporations (collectively, the Company or Seychelle). All significant intercompany transactions and balances have been eliminated in consolidation. No financial information is presented with respect to Fill 2 Pure International, Inc., which was formed after the date of these financial statements.

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased.  The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits of $250,000.  The Company has not experienced any losses related to this concentration of risk. Deposits exceeded insured limits by approximately $1.7 million as of February 28, 2013.

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

Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventory is comprised of raw materials and finished goods.  Raw materials consist of fittings, caps and other components necessary to assemble the Company’s finished goods.  Finished goods consist of water bottles and other filtration systems that are available for shipment to customers.  Finished goods and work in process include the costs of materials, labor and an allocation of overhead.  Total overhead allocated to inventory as of February 28, 2013 and February 29, 2012 amounted to approximately $65,000 and $199,000, respectively.

At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence.  This evaluation includes an analysis of sales levels by product type.  Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory.  Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory.  The Company’s reserve for excess and obsolete inventory amounted to approximately $49,000 and $8,000 as of February 28, 2013 and February 29, 2012, respectively.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets.  The estimated useful lives used in determining depreciation are three to five years for tooling, five years for computers and vehicles, and five to seven years for furniture and equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the respective asset.  Management evaluates useful lives regularly in order to determine recoverability.

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

Advertising

Advertising costs are expensed as incurred.  Total advertising expenses amounted to $4,085 and $10,767 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively, and recorded as selling, general and administrative expenses.

Research and Development

Research and development costs are expensed as incurred and amounted to $283 and $1,109 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively. These costs are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

The assumptions used in the Black-Scholes model referred to above are based upon the following data: (1) The expected life of the option or warrant is estimated by considering the contractual term, the vesting period and the expected exercise price. (2) The expected stock price volatility of the underlying shares over the expected life is based upon historical share price data. (3) The risk free interest rate is based on published U.S. Treasury Department interest rates for the expected life. (4) Expected dividends are based on historical dividend data and expected future dividend activity.

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

The Company recognizes and measures uncertain tax positions using a “more-likely-than-not” approach. The Company had no material uncertain tax positions at February 28, 2013 or February 29, 2012.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	For the years ended
	February 28,	February 29,
	2013	2012
Numerator:
Net Income available to common shareholders	$635,883	$197,986
Weighted average shares – basic	25,808,928	25,932,373
Net income per share – basic	$0.02	$0.01

Dilutive effect of common stock equivalents:
Warrants	812,572	67,985
Weighted average shares – diluted	26,621,500	26,000,358
Net income per share – diluted	$0.02	$0.01

Concentrations

The Company has an agreement with a third party to manufacture the Company’s component parts in China. As of February 28, 2013 and February 29, 2012, the Company had deposits for inventory purchases in China of approximately $39,700 and $65,560, respectively. For the fiscal years ended February 28, 2013 and February 29, 2012, this vendor accounted for approximately 41% and 46%, respectively, of total raw material purchases.  The Company has two other vendors that respectively accounted for an additional 27% and 11% of total raw material purchases for the fiscal year ended February 28, 2013 and 26% and 10% of total raw material purchases for the fiscal year ended February 29, 2012.

As of February 28, 2013, the Company had three customers who accounted for approximately 87% of net accounts receivable.  The Company had one customer during the fiscal year ended February 28, 2013 who accounted for approximately 34% of total sales.  As of February 29, 2012, the Company had two customers which accounted for approximately 42% of net accounts receivable.  The Company had two customers during the fiscal year ended February 29, 2012 that accounted for approximately 56% of total sales.

Reclassifications

Certain reclassifications have been made to the fiscal 2012 consolidated financial statements to conform to the fiscal 2013 presentation.

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update No. (ASU) 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income, as guidance on ASC 220, Comprehensive Income, regarding the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Instead, a company is required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance also requires companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented.  The Company’s adoption of this guidance effective March 1, 2012 did not have an impact on the on the Company’s consolidated financial statement presentation.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requiring further disclosure requirements regarding components of comprehensive income.  This new guidance is effective for the Company beginning March 1, 2013 and is not expected to have an impact on the on the Company’s consolidated financial statement presentation.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company’s adoption of this guidance effective March 1, 2012 did not have a significant impact on the consolidated balance sheet, results of operations or cash flow.

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s present or future consolidated financial statements.

NOTE 3:   INVENTORY

The Company’s inventory consisted of the following at February 28, 2013 and February 29, 2012:

	February 28,	February 29,
	2013	2012
Raw materials	$336,966	$589,774

Finished goods	176,541	382,521
	513,507	972,295
Reserve for obsolete and slow moving inventory	(48,509)	(7,715)
	$464,998	$964,580

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 4:   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at February 28, 2013 and February 29, 2012:

	February 28,	February 29,
	2013	2012
Tooling	$300,874	$233,138
Equipment	45,782	45,203
Vehicles	-	13,000
Computer equipment	28,672	28,672
Leasehold equipment	11,129	11,129
	386,457	331,142
Less: accumulated depreciation	(206,581)	(159,838)
	$179,876	$171,304

Fixed assets outside the United States included $229,931 and $170,197 in tooling and equipment, at cost, located in China with a third party to manufacture the Company’s component parts at February 28, 2013 and February 29, 2012, respectively. Depreciation expense included in cost of sales was $46,463 and $31,363 for the fiscal years ended February 28, 2013 and February 29, 2012 respectively.  Depreciation expense included in operating expense was $2,686 and $6,186 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively.

NOTE 5:    INTANGIBLE ASSETS

The following is a summary of intangible assets at February 28, 2013 and February 29, 2012:

	February 28,	February 29,
	2013	2012
Trademarks	$24,100	$24,100
Patents	20,702	20,602
	44,802	44,702
Less: accumulated amortization	(39,807)	(38,903)
	$4,995	$5,799

Intangible assets are amortized over their estimated useful economic lives of five years. Amortization expense related to intangibles was $904 and $5,349 during the fiscal years ended February 28, 2013 and February 29, 2012, respectively.  Amortization expense is expected to be approximately $1,000 in fiscal year 2014 and insignificant amounts thereafter.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 6:    NOTES PAYABLE AND CAPITAL LEASE OBLIGATION

Obligations outstanding as of February 28, 2013 and February 29, 2012 consisted of the following:

	February 28,	February 29,
	2013	2012
Capital lease for equipment requiring monthly payments of principal and interest of $491 through October 2016 bearing interest at an annual rate of 7.5%	$18,591	$22,922
Less current portion	(4,581)	(4,331)
Long term portion	$14,010	$18,591

Future maturities of the capital lease obligation as of February 28, 2013 are $4,581 in 2014, $5,116 in 2015, $5,420 in 2016 and $3,474 in 2017.

As of February 28, 2013, the Company has a line of credit with a bank for borrowings up to $500,000, with no outstanding borrowings as of February 28, 2013.  The line expires on June 30, 2013.

NOTE 7:   RELATED PARTY TRANSACTIONS

The Company paid consulting fees to the Company’s primary shareholder (the TAM  Irrevocable Trust, in which Cari Beck is the trustee as well as a daughter of Carl Palmer, an officer and Board member) totaling $117,000 and $108,000 during the years ended February 28, 2013 and February 29, 2012, respectively, which are included as a component of selling, general and administrative expenses on the consolidated statements of income.

NOTE 8:   EQUITY TRANSACTIONS

Restricted Stock Grants

During fiscal year 2013, 33,500 shares of restricted common stock were issued by the Company for services rendered valued at $9,400.  During fiscal year 2012, 75,000 shares of restricted common stock were issued by the Company for services rendered valued at $21,750.   All shares of restricted stock were fully vested upon issuance but not able to be traded on the open market upon issuance.  The values recorded were based on the estimated fair value of the stock on the dates of grant.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 8:   EQUITY TRANSACTIONS (CONTINUED)

Repurchase of Common Shares

During fiscal year 2011, the Company purchased 57,500 shares of common stock from the public market for $17,549.  These shares were held by the Company in treasury at February 28, 2011. During fiscal year 2012, the Company purchased an additional 100,000 shares of common stock from the public market for $25,000.  The total number of shares purchased through both fiscal years was cancelled on February 29, 2012.  They are now classified as authorized, but not issued and were not put back in the treasury.

Warrants

A summary of warrant activity for the fiscal years ended February 28, 2013 and February 29, 2012 is shown below.

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price

Outstanding at February 28, 2011	8,467,221	0.21
Granted	-
Exercised	-	-
Forfeited	-
Outstanding at February 29, 2012	8,467,221	0.21
Granted	-
Exercised	-	-
Forfeited	-
Outstanding at February 28, 2013	8,467,221	0.21
Vested at February 28, 2013	3,386,888	0.21
Exercisable at February 28, 2013	3,386,888	0.21

 The following table summarizes significant ranges of outstanding warrants as of February 28, 2013:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise	Number	Exercise
Exercise Price	Number	Life (Years)	Price	Outstanding	Price

$ 0.21	8,467,221	7.79	$ 0.21	3,386,888	$ 0.21

During the year ended February 28, 2011, 8,467,221 warrants were issued to employees and related parties for future services to be rendered, with a vesting term of five (5) years and an exercise price of $0.21.  The fair value of these warrants on the date of grant totaled approximately $1.7 million and is being amortized to income over the vesting period.

As of February 28, 2013 the total outstanding warrants had an intrinsic value of $762,050.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 9:   INCOME TAXES

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended February 28 2013:
U.S. federal	$—	(219,972)	(219,972)
State	50,273	24,919	75,192
Total income tax expense (benefit)	$50,273	(195,053)	(144,780)
Year ended February 29, 2012:
U.S. federal	$—	143,269	143,269
State	70,861	25,283	96,144
Total income tax expense (benefit)	$70,861	168,552	239,413

The income tax provision differs from the expected amount of income tax expense determined by applying a combined U.S. federal and state income tax rate of 39% to pretax income for the years ended February 28, 2013 and February 29, 2012 as follows:

	2013	2012
Expected tax expense	$195,137	$170,585
Permanent differences	3,990	6,276
True up of state tax payable	39,238	62,552
Change in valuation allowance	(383,145)	--
Income tax expense (benefit)	$(144,780)	$239,413

Deferred tax assets are as follows:

	February 28, 2013	February 29, 2012
Deferred tax assets:
NOL carryforwards	$469,136	$722,140
Inventory reserves	(11,280)	3,073
Depreciation	(51,305)	(12,972)
Accrued expenses	41,510	13,157
Stock compensation	319,148	177,650
Legal claim	-	62,552
Other	54,125	43,826
Valuation allowance	(100,000)	(483,145)
Net deferred tax assets	$721,334	$526,281

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 9:   INCOME TAXES (CONTINUED)

The valuation allowance for deferred tax assets as of February 28, 2013 and February 29. 2012 was $100,000 and $483,145, respectively.  The net change in the total valuation allowance was a decrease of $383,145 for the year ended February 28, 2013. The valuation allowance at February 28, 2013 was, in part, related to Federal and state net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized.  In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment.  As of February 28, 2013, the Company has approximately $1.1 million and $1.9 million of remaining NOL carryforwards for federal and state purposes, respectively, which expire in various years through 2027.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the items underlying the Company’s deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at February 28, 2013. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

The Company includes interest and penalties, if any, arising from the underpayment of income taxes in the consolidated statements of income in the provision for income taxes. As of February 28, 2013 and February 29, 2012, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are fiscal years 2009 through 2012 for federal purposes and fiscal years 2008 through 2012 for state purposes.

NOTE 10:    COMMITMENTS AND CONTINGENCIES

The Company’s office and production facility leases expire in June 2014.  All three leases are at a monthly cost of $3,622, $4,954 and $4,566, respectively. Total rent expense amounted to $147,180 and $106,335 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively.  The Company also has operating leases for certain equipment at a monthly cost of approximately $265.

Future minimum base lease payments are as follows:

Fiscal Year Ending
February 28,	Amount

2014	$169,346
2015	55,077
Total	$224,423

Legal Proceedings

In the case titled Letty Garcia v. Carl Palmer; Seychelle Environmental Technologies, Inc., et, al., brought in the Superior Court for the State of California, San Diego County District, the issue was an action by the plaintiff, Ms. Garcia, to enforce judgment against Mr. Palmer by levying the assets of Seychelle. The court found against the Company in May 2012 for approximately $157,000.  This amount was reflected in our February 29, 2012 consolidated financial statements. The Company believed that the ruling was incorrect and has filed  an appeal. We believe that the appeal will be heard in late 2013, and that the Company will prevail.  The remaining amount of restricted cash that was reflected in previous financial statements relating to this case was returned to the Company during the year ended February 28, 2013.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 10:    COMMITMENTS AND CONTINGENCIES (CONTINUED)

Otherwise, as of February 28, 2013, we know of no other legal proceedings pending or threatened, or judgments entered against the Company or any of our directors or officers in their capacity as such.

Significant Agreements

In June 2002 the Company entered into a license agreement for a product known as the “Hand Held Pump Technology.”  The Company licensed all proprietary rights associated with this technology.  The Company will pay a 2% royalty on its gross sales resulting from use of the technology during the term of the license agreement. The license agreement was for an initial term of five years, with five successive five-year renewals.  This technology has resulted in a product called Pump N’ Pure which allows the user to draw filtered water from virtually any container or location.  The Company has commenced marketing the Hand Held Pump as part of its Aqua Gear product line to the United States sporting goods industry. During the years ended February 28, 2013 and February 29, 2012 the Company paid $-0- in license fees.

During July 2006, the Company signed a second exclusive license agreement for a patent and ownership of the trademark Aqua Gear. The Company will pay a 2% royalty on net sales resulting from use of this technology up to $120,000, and 1% thereafter. The license agreement shall continue indefinitely unless terminated due to a default or breach of the agreement. Products affected include all Aqua Gear trademarked filter bottles and flip up bottles sold in the product line.  As of the date of this document, approximately $30,300 in royalties has been paid under these license agreements. During the years ended February 28, 2013 and February 29, 2012 the Company paid $-0- in license fees.

During April 2006, the Company issued 50,000 common shares with an approximate value of $16,100 for the Redi Chlor brand name, trademark and the use of the EPA Registration Number 55304-4-7126. During the fiscal year ended February 28, 2007, the Company commenced selling the Redi Chlor brand name water chlorine tablets to consumers, dealers, distributors and manufacturers. In connection with this agreement, the Company is also obligated to remit a 10% commission on net sales, as defined, of the existing product, or any new products sold directly by the Company, and 10% on any product sold by the counterparty on behalf of Seychelle.  The agreement is for the life of the Company.  During the years ended February 28, 2013 and February 29, 2012 the Company paid $-0- in license fees.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 11:   GEOGRAPHIC AREAS

The Company sells its products throughout the United States and internationally. Geographic sales information for the fiscal years ended February 28, 2013 and February 29, 2012 is as follows:

	2013	2012
Water filtration products sold (1) in:

The United States	$4,465,268	$4,567,066
Asia	176,698	303,124
United Kingdom	34,718	70,577
Other countries	170,463	201,493

Total	$4,847,147	$5,142,260
         _____________

           (1)    Sales are based on the country of residence of the customer.

Long lived assets at February 28, 2013 are in the following geographic areas:

	United
	States	China	Total

Property and equipment, net	$56,952	$122,924	$179,876

Intangible assets	4,995	-	4,995

Other assets	8,514	-	8,514
	$70,461	$122,924	$193,385

Long lived assets at February 29, 2012 are in the following geographic areas:

	United
	States	China	Total

Property and equipment, net	$76,631	$94,673	$171,304

Intangible assets	5,799	-	5,799

Other assets	8,514	-	8,514
	$90,944	$94,673	$185,617

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present independent registered public accounting firm during the reporting periods.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of February 28, 2013.  Accordingly, we concluded that our disclosure controls and procedures were effective as of February 28, 2013.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded, as of February 28, 2013, we did maintain effective control over the financial reporting process.

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

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Executive Officers, their ages and positions held in the Company  are as follows:

NAME	AGE	POSITION HELD

Carl Palmer	78	President, and Director
Richard Parsons	78	Chief Executive Officer, Secretary and Director
James Place	74	Chief Operating Officer, Chief Financial Officer, Treasurer and Director

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

Biographies of Our Executive Officers and Directors

Carl Palmer.  Mr. Palmer is the President and a Director of the Company. He was the founder of our Company in 1998, innovator of the complete line of Seychelle water filtration products and primary spokesperson worldwide. He is an internationally recognized expert in the field for over 40 years and pioneered the development of the reverse osmosis (RO) home and office pure water business in the U.S. in the late 1970’s. That company, Aq-Ro-Matic, was later sold to Coca-Cola in 1973. He developed the cellulose triacetate membrane, a breakthrough technological development in the industry and subsequently, created and sold pure water companies to Coca Cola Los Angeles as noted previously, AMF/Cuno in 1985 and Shaklee in 1989. Also, in the late 1980’s Mr. Palmer developed the Best Water reverse osmosis business for Shaklee and sold over $53 million in above-the-counter systems. Carl’s 30 years of direct sales experience has led to many significant business relationships, many of which continue today. He is the inventor of thirteen patented products related to water purification. Mr. Palmer received a Bachelors Degree from Whittier College.

Richard Parsons. Mr. Parsons is the Chief Executive Officer, the Secretary and a Director of the Company.  He joined the Company in November 2004.  In March 2005, he assumed additional responsibilities for international sales activities in Asia, including China and India. He has over 40 years of experience in bottled water, reverse osmosis and water filtration with major companies such as Coca-Cola, Arrowhead, Shaklee, and Canadian Glacier. Mr. Parsons was a General Manager at Coca-Cola in 1974, a Vice President at Arrowhead from 1975 to 1985, a consultant with Shaklee in 1988, and Vice President of U.S. Operations for Canadian Glacier from 1989 to 1990.

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

James Place. Mr. Place is the Chief Operating Officer, Treasurer, and a Director of our Company He joined the Company November 2004 as (COO).   In March 2005, he assumed additional responsibilities for manufacturing, operations and became the Chief Financial Officer (CFO). He has over 40years of experience in food, beverages and bottled water. While at Arrowhead, he took the liter, still and sparkling water business from $5 million to $100 million in 5 years. Mr. Place also had extensive marketing, new product development and operating experience with Fortune 100 companies such as Carnation, Kerr Glass and Hunt-Wesson. Mr. Place was Vice President and General Manager of the Grocery Products Division at Arrowhead from 1981 to 1988, a Vice President of Sales/Marketing - New Products at Kerr Glass from 1988 to 1990, Manager, New Products at Carnation from 1979 to 1981 and Sales/Marketing Manager at Hunt-Wesson Foods from 1970 to 1976.

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

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company during the fiscal year ended February 28, 2013, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Carl Palmer President Director	2013 2012 2011	$0.00 $157,000(2) $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	0 0 0	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00

Richard Parsons (1) CEO Director	2013 2012 2011	$92,380 $95,071 $49,457	$30,114 $6,221 $14,757	$0.00 $0.00 $0.00			$0.00 $0.00 $0.00	$0.00 $0.00 $ 0.00

James Place (1) COO & CFO Director	2013 2012 2011	$32,393 $72,299 $44,899	$10,688 $6,221 $16,041	$0.00 $0.00 $0.00			$0.00 $0.00 $0.00	$0.00 $0.00 $0.00
__________________

(1)	Elected to Board of Directors during November 2004.

(2)	During the twelve month period ended February 29, 2012, $157,000 was paid to a plaintiff for a personal lawsuit which the Company was obligated to pay through a court ruling as salary for Carl Palmer.

Name	Grant date	Type	Vesting Schedule	Restricted Shares Awarded	Grant Date Price	Grant Date Value	Total Restricted Shares at February 28, 2013	Year End Value

Richard Parsons	11/30/04	RS	100% vested	240,000	$0.03	$112,800	240,000	$ 72,000

Richard Parsons	3/29/05	RS	100% vested	316,312	$0.03	$ 79,100	316,312	$94,894

James Place	11/30/04	RS	100% vested	240,000	$0.03	$112,800	240,000	$ 72,000

OPTION/SAR GRANTS IN LAST FISCAL YEAR. The Company granted no options during the fiscal year ended February 28, 2013. The Company had no options outstanding as of the fiscal year ended February 28, 2013.

AGGREGATED OPTIONS/SARS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES. There were no outstanding options as of the fiscal year ended February 28, 2013.

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

DIRECTOR COMPENSATION. The Company made payments totaling $165,575, $336,812 and $125,154 combined for the fiscal years ended February 28, 2013, February 29, 2012 and February 28, 2011, respectively.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of February 28, 2013, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. As of February 28, 2013  there were a total of 25,833,646  common shares  i outstanding and 8,467,221 outstanding warrants.

NAME AND ADDRESS	AMOUNT AND NATURE OF	PERCENT OF
OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP (1)(2)(4)	CLASS

The TAM Irrevocable Trust	15,097,799 (3)	44.02%
4012 S. Rainbow #K111
Las Vegas, NV 80103-2012

Carl Palmer	-0-	-0-
251 Jeanell Dr., Ste 3
Carson City, NV 89703

Richard Parsons (Parsons Family Trust)	2,609,783	7.61%
251 Jeanell Dr., Ste 3
Carson City, NV 89703

James Place (The Place Trust)	1,755,000	5.12%
251 Jeanell Dr., Ste 3
Carson City, NV 89703

All officers and directors as a Group (three persons)	4,364,783	12.73%
_______________

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company paid consulting fees to the Company’s primary shareholder (the TAM Irrevocable Trust, in which Cari Beck, is the trustee as well as a daughter of Carl Palmer an officer and Board member) totaling $62,000 and $108,000 during the years ended February 28, 2013 and February 29, 2012, respectively, which are included as a component of selling, general and administrative expenses on the consolidated statements of income.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

On March 2, 2012, our Board of Directors voted to approve Ramirez Jimenez International CPAs (RJI) as our independent registered public accounting firm.  Our Board of Directors does not have an audit committee.  The functions customarily delegated to an audit committee are performed by our full Board of Directors.  Our Board of Directors approves in advance, all services performed by RJI.  Our Board of Directors considers whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

The following table sets forth fees billed by RJI during the last two fiscal years for services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements, services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	February 28, 2013	February 29, 2012

Audit fees	$60,000	$-0-
Audit related fees	-0-	-0-
Tax fees	5,000	-0-
All other fees	-0-	-0-

The audit fees in fiscal 2013 include $60,000, of fees billed by RJI related to the audit of our consolidated financial statements and quarterly reviews.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibit No.	Description

2A*	Plan of Exchange between Seychelle Environmental Technologies, Inc. and Seychelle Water Technologies, Inc. dated January 30, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3A*	Articles of Incorporation dated January 23, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3B*	Articles of Merger of Royal Net, Inc. into Seychelle Environmental Technologies, Inc as filed with Form 10-SB 12 G on February 8, 2000.

3C*	Amendment to Articles of Incorporation re: Series "A" Preferred Stock as of January 31, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3D*	Amendment to Articles of Incorporation re: Series "AA" Preferred Stock as of June 5, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3E*	Amendment to Articles of Incorporation re: Series "AAA" Preferred Stock as of February 18, 1999 as filed with Form 10-SB 12 G on February 8, 2000.

3F*	Bylaws as filed with Form 10-SB 12 G on February 8, 2000.

10A*	Purchase Agreement with Aqua Vision as filed with Form 10-SB 12 G on February 8, 2000.

10B*	Amended Purchase Agreement with Aqua Vision as filed with Form 10-SB 12 G on February 8, 2000.

10C*	2000 Stock Compensation Plan I, dated July 1, 2000 as filed with Registration Statement on Form S-8 on August 31, 2000.

10D*	2002 Stock Compensation Plan I, dated February 12, 2002 as filed with Registration Statement on Form S-8 on February 27, 2002.

10E*	Purchase Agreement with Aqua Gear as filed with Annual Report on Form 10-K on June 14, 2002.

10F*	Employment Contract with Carl Palmer as filed with Annual Report on Form 10-K on June 14, 2002.

10G*	Management Consulting Contract with Richard Parsons

10H*	Management Consulting Contract with James Place

10I*	Joint Venture Agreement with Huanghua Plastic Co. Ltd. dated September 1, 2005

10J*	ABMS Health Care Pvt. Ltd. Distribution Rights Agreement dated April 1, 2006

10K*	Confident, Inc. Exclusive Distribution Rights Agreement dated January 1, 2006

Exhibit No.	Description

10L*	Continental Technologies. Inc., Purchase Agreement dated April 26, 2006

10M*	Promissory Note to TAM Irrevocable Trust dated May 1, 2001

10N*	Promissory Note to TAM Irrevocable Trust dated February 28, 2002

10O*	Promissory Note to TAM Irrevocable Trust dated February 28, 2003

10P*	Promissory Note to TAM Irrevocable Trust dated November 1, 2003

10Q*	Promissory Note to TAM Irrevocable Trust dated February 28, 2004

10R*	Food For Health Purchase Agreement

10S*	Food For Health Distribution Agreement

10T*	Seychelle Environmental Technologies, Inc. License Agreement with Mr. Gary Hess

21	Subsidiaries

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes Oxley Act of 2002)

31.1**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

99*	Code of Ethics for Chief Executive Officer and Senior Financial Officers

___________________

*  Previously filed with the Securities and Exchange Commission as indicated and incorporated by reference herein

** Attached hereto

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May 21, 2013	By:	/s/ Richard Parsons
Richard Parsons Chief Executive Officer

Date: May 21, 2013	By:	/s/ Jim Place
Jim Place Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl Palmer
Carl Palmer, Director	May 21, 2013

/s/ Jim Place
Jim Place, Director	May 21, 2013

/s/ Richard Parsons
Richard Parsons, Director	May 21, 2013