Form 10-Q
period 2013-05-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2013-07-12
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending May 31, 2013

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

The number of shares outstanding of the Registrant's common stock, as of July 8, 2013 was 25,833,646.

References in this document to "us," "we," “Seychelle,” “SYEV,” or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiaries.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2013	February 28, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,859,533	$2,234,545
Accounts receivable, net of allowance for doubtful accounts and sales returns
of $114,591 and $114,591, respectively	346,784	641,635
Inventory, net	576,323	464,998
Deferred tax assets	463,942	463,942
Prepaid expenses, deposits and other current assets	68,029	125,080
Total current assets	4,314,611	3,930,200

Property and equipment, net	171,980	179,876
Intangible assets, net	4,768	4,995
Deferred tax assets	257,392	257,392
Other assets	8,514	8,514

Total assets	$4,757,265	$4,380,977

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$183,246	$157,253
Customer deposits	320,930	371,327
Income taxes payable	115,421	-
Capital lease obligation	4,581	4,581
Total current liabilities	624,178	533,161

Long-term liabilities:
Capital lease obligation, net of current	13,256	14,010
Total liabilities	637,434	547,171

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 25,833,646 issued and outstanding at May 31, 2013 and February 28, 2013, respectively	25,834	25,834

Additional paid-in capital	7,800,943	7,715,232
Accumulated deficit	(3,706,946)	(3,907,260)
Total stockholders' equity	4,119,831	3,833,806

Total liabilities and stockholders' equity	$4,757,265	$4,380,977

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	May 31,
	2013	2012
Sales	$1,566,057	$898,009
Cost of sales	773,314	588,205
Gross profit	792,743	309,804
Operating Expenses
Selling, General, and Administrative Expenses	496,839	467,574
Depreciation and Amortization	13,255	11,368
Total operating expenses	510,094	478,942
Income (Loss) from Operations	282,649	(169,138)
Other Income (Expense):
Interest income	223	318
Interest expense	(300)	(423)
Other income	53,531	515
Total other income	53,454	410
Income (loss) before provision for income taxes	336,103	(168,728)
Income tax benefit (expense)	(135,789)	71,287
Net Income (Loss)	$200,314	$(97,441)
BASIC INCOME (LOSS) PER SHARE	$0.01	$(0.00)
DILUTED INCOME (LOSS) PER SHARE	$0.01	$(0.00)
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,833,646	25,800,146
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,833,646	25,800,146

 See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	May 31,
	2013	2012

OPERATING ACTIVITIES:
Net income (loss)	$200,314	$(97,441)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	13,255	11,368
Stock-based compensation	85,711	88,803
Gain from sale of property and equipment	(124)	(517)
Increase in inventory reserve	32,751	10,392
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	294,851	(65,664)
(Increase) decrease in inventory	(144,076)	139,823
(Increase) decrease in prepaid expenses, deposits and other assets	57,051	(21,954)
Increase (decrease) in accounts payable and accrued expenses	25,993	(105,841)
Increase in income taxes payable	115,421	-
Decrease in restricted cash	-	131
Decrease in customer deposits	(50,397)	(19,424)
Net Cash Provided By (Used In) Operating Activities	630,750	(60,324)

INVESTING ACTIVITIES:
Purchase of property and equipment	(6,258)	(3,988)
Proceeds from sale of property and equipment	1,250	12,000
Net Cash Provided By (Used In) Investing Activities	(5,008)	8,012

FINANCING ACTIVITIES:
Repayment of notes payable and capital lease obligations	(754)	(1,053)
Net Cash Used in Financing Activities	(754)	(1,053)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	624,988	(53,365)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,234,545	1,148,995

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,859,533	$1,095,630

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$300	$423
Income taxes	$-	$-

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1:    CONDENSED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiaries (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s  annual report on Form 10-K for the year ended February 28, 2013.  The results of operations for the periods ended May 31, 2013 and 2012 are not necessarily indicative of the operating results for the full fiscal years.

The summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the condensed consolidated financial statements and the February 28, 2013 consolidated financials included in the 10-K filed on May 21, 2013.

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

The denominator for diluted income (loss) per share for the periods ended May 31, 2013 and 2012 did not include warrants as they would have been anti-dilutive.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 3:   COMMON STOCK PURCHASE WARRANTS

Common Stock
During the quarters ended May 31, 2013 and 2012, the Company did not issue any shares of common stock.

Warrants
The Company has determined the estimated value of warrants granted using the Black-Scholes option pricing model. The amount of the expense charged to operations for warrants was $85,711 for the three months ended May 31, 2013 and $88,803 for the three months ended May 31, 2012.  All outstanding warrants are expected to be vested in December 2015.

A summary of warrant activity for the three months ended May 31, 2013 is as follows:

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price
Outstanding at February 28, 2013	8,467,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	(30,000)	0.21
Outstanding at May 31, 2013	8,437,221	0.21
Vested at May 31, 2013	3,374,888	0.21
Exercisable at May 31, 2013	3,374,888	0.21

The following table summarizes significant ranges of outstanding warrants as of May 31, 2013:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise Price	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Life (Years)	Price	Outstanding	Price
$0.21	8,437,221	7.54	$0.21	3,374,888	$0.21

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 4:    INVENTORY

The Company’s inventory consisted of the following at May 31, 2013 and February 28, 2013:
	May 31,	February 28,
	2013	2013
Raw materials	$461,660	$336,966
Finished goods	195,923	176,541
	657,583	513,507
Reserve for obsolete and slow moving inventory	(81,260)	(48,509)
	$576,323	$464,998

NOTE 5:    LINE OF CREDIT

As of May 31, 2013, the Company had a line of credit agreement totaling $500,000, with no outstanding borrowings as of May 31, 2013.  The line expires June 30, 2014.

NOTE 6:    CONCENTRATIONS

Sales to three customers accounted for 63% of sales for the three month period ended May 31, 2013.  Accounts receivable from these three customers amounted to $185,145, or 53% of accounts receivable, at May 31, 2013.  Accounts receivable from one other customer represented 29% of accounts receivable at May 31, 2013.  Sales to four customers accounted for 47% of sales for the three month period ended May 31, 2012.  Accounts receivable from these four customers amounted to $48,686 at May 31, 2012.

NOTE 7:    RELATED PARTY TRANSACTIONS

During the three month periods ended May 31, 2013 and 2012, payments totaling $50,700 and $25,500 were made to TAM Irrevocable Trust for consulting services, in which Cari Beck, is a trustee as well as the daughter of the Company’s President.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

In the case titled Letty Garcia v. Carl Palmer; Seychelle Environmental Technologies, Inc., et, al., brought in the Superior Court for the State of California, San Diego County District, the issue was an action by the plaintiff, Ms. Garcia, to enforce judgment against Mr. Palmer by levying the assets of Seychelle. The court found against the Company in May 2012 for approximately $157,000.  This amount was reflected in our February 29, 2012 consolidated financial statements. The Company believed that the ruling was incorrect and has filed an appeal. We believe that the appeal will be heard in late 2013 or early 2014, and that the Company will prevail.

Otherwise, as of May 31, 2013, we know of no other legal proceedings pending or threatened, or judgments entered against the Company or any of our directors or officers in their capacity as such.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiaries (the “Company”) for the three month periods ended May 31, 2013 and 2012. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended February 28, 2013.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

(5)	The Company is subject to the risks of conducting business internationally; and

(6)
the industries in which the Company operates are highly competitive. Additional risks and uncertainties are outlined in the Company’s filings with the Securities and Exchange Commission, including its most recent fiscal 2013 Annual Report on Form 10-K.

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

Seychelle designs, assembles and distributes unique, state-of-the-art ionic absorption micron filters for portable filter devices that remove up to 99.99% of all pollutants and contaminants found in any fresh water source.  Patents or trade secrets cover all proprietary products.

Our principal business address is 32963 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summarized historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three months ended May 31, 2013 and 2012 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three-month period ended May 31, 2013 compared to the corresponding period in 2012

			Year over
	2013	2012	year change	%

Sales	$1,566,057	$898,009	668,048	74%
Cost of sales	773,314	588,205	185,109	31%
Gross profit	792,743	309,804	482,939	156%
Gross profit %	51%	34%
Selling general and administrative expenses	496,839	467,574	29,265	6%
Depreciation and amortization expense	13,255	11,368	1,887	17%
Income (loss) before provision (benefit) for income taxes	336,103	(168,728)	504,831	299%
Provision (benefit) for income taxes	(135,789)	71,287	(207,076)	-290%

Net income (loss)	200,314	(97,441)	297,755	306%
Net income (loss) %	13%	(11)%

Sales.  The increase in sales is primarily due to higher sales from three customers who accounted for 63% of sales for the three month ended May 31, 2013.  These three customers accounted for approximately $1.0 million in sales for the three months ended May 31, 2013, compared to $0.3 million for the three months ended May 31, 2012.  The largest increases in sales at the product line level were in Mission Packs, which increased $340,000 or 50%, and in Bottles, which increased $380,000 or 51% from the comparable period in fiscal 2012.  Including the increases in Mission Packs and Bottles noted above, the Company recorded increased sales in Pitchers by $77,000, or 51%, and Straws by $42,000, or 55%, from the comparable period in fiscal 2012.  In the prior year period, the Company had experienced a decrease in sales across many product lines.  The largest offsetting decreases in particular product lines were in Inline and Stainless Steel Bottles, which decreased $36,000 and $24,000, or 51% and 30% of product line sales, respectively.  We anticipate Bottles and Replacement Filter sales may increase dramatically in the near future as we have had multiple customers express interest in distributing these higher margin new products.

Cost of sales and gross profit percentage. A portion of the increase in cost of sales is a direct result of sales increasing during the three-month period ended May 31, 2013.  As a percentage of sales, the gross profit margin during the three months ended May 31, 2013 increased to 51% from 34% for the three months ended May 31, 2012.  The prior year margin was considered unusually low due to the sales price concessions, production being centered on a more diverse product mix and an increase in raw material costs.  The elimination of these price concessions provided for gross margins returning to previously achieved levels.  Note that for the fiscal periods ended May 31, 2011 and 2010, the Company reported gross margins of 45% and 56% of sales, respectively, so 50% margin or better is within previously achieved levels making fiscal 2012 an off year.  The product mix and timing of significant sales is always a significant factor in the resulting profit margins reported.  The Company expects the margin percentages to remain at or above 50% in the foreseeable future.

Selling, general and administrative expenses. These expenses increased by 6% during the period ended May 31, 2013 compared to the same period ended in the prior year.  The increase was largely a direct result of the increase in personnel costs, including sales commissions which would be expected to rise with the increase in sales.  Although commission expense increased due to increased sales volume, commission expenses comprised only 2% of sales for the three months ended May 31, 2013 compared to 4% of sales for the comparable period in fiscal 2012.  This is the combined result of product mix and negotiated terms on commission arrangements.

Depreciation and amortization expense.  Depreciation and amortization expense was relatively flat from period to period, but the slight increase is due to additional tooling being purchased during the periods.

Income tax expense (benefit).  The Company recorded an income tax provision of approximately $136,000 due to the pretax income of approximately $336,000 during the three-month period ended May 31, 2013, as compared to an income tax benefit of approximately $71,000 due to the pretax loss of approximately $169,000 during the three-month period ended May 31, 2012. However, with the net operating loss carryforwards (NOL) that we have of approximately $3.7 million, we don’t anticipate paying any income taxes in the foreseeable future.

Net income (loss). Net income for the three-month period ended May 31, 2013 was $200,314 for the three-month period ended May 31, 2013, up 306%, compared to a net loss of $97,441 for the three-month period ended May 31, 2012.  This was primarily due to an increase of approximately $483,000 in gross profit during the three-month period ended May 31, 2013 due primarily to higher margin product sales.  We plan to focus on the main factors affecting our bottom line to continue to improve the Company’s profitability in the upcoming periods during fiscal 2014 and on into fiscal 2015.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities. During the three-month period ended May 31, 2013, cash provided by operating activities was approximately $631,000, primarily as the result of the net income  reported for the period after adding back noncash expenses for stock based compensation and depreciation and amortization, the net of which was cash inflow of approximately $299,000.  Operating cash flows was also significantly impacted by a $295,000 decrease in accounts receivable due to collections from customers and a $115,000 increase in income taxes payable, offset partially by the increase of $111,000 in inventories necessary to meet anticipated sales.

Net cash provided by (used in) investing activities. During the three-month period ended May 31, 2013, the Company spent approximately $6,000 on capital expenditures, net of $1,000 in proceeds from the sale of equipment.  In the comparable period of the prior year, the Company reported the sale of a Company vehicle resulting in proceeds of $12,000, offset by the purchase of approximately $4,000 of property and equipment.

Net cash provided by financing activities. Cash used in financing activities during the three month period ended May 31, 2013 was relatively consistent with the comparable period in the prior year.

As of May 31, 2013, the Company had approximately $2.9 million in cash and cash equivalents and  $500,000 available to borrow under its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. The Company believes it has liquidity to meet its operating needs through the balance of fiscal 2014.

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

The Company believes that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its most recent fiscal 2013 Annual Report on Form 10-K have the greatest potential impact on its consolidated financial statements, so it considers these to be its critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates the Company uses in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for inventory reserves and stock-based compensation. These policies require that the Company make estimates in the preparation of its consolidated financial statements as of a given date.

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the case titled Letty Garcia v. Carl Palmer; Seychelle Environmental Technologies, Inc., et, al., brought in the Superior Court for the State of California, San Diego County District, the issue was an action by the plaintiff, Ms. Garcia, to enforce judgment against Mr. Palmer by levying the assets of Seychelle. The court found against the Company in May 2012 for approximately $157,000.  This amount was reflected in our February 29, 2012 consolidated financial statements. The Company believed that the ruling was incorrect and has filed an appeal. We believe that the appeal will be heard in late 2013 or early 2014, and that the Company will prevail.

Otherwise, as of May 31, 2013, we know of no other legal proceedings pending or threatened, or judgments entered against the Company or any of our directors or officers in their capacity as such.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our fiscal 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 21, 2013.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month periods ended May 31, 2013 and 2012, there were no security issuances.

The board has approved the issuance of an addition 20,000 shares of common stock to an employee as compensation for services rendered, which are being issued during the quarter ending August 31, 2013.  There have been no further issuances of securities through the date of this filing.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

 ITEM 6.  EXHIBITS

Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 Section 906 of the Sarbanes-Oxley Act of 2002)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Seychelle Environmental Technologies, Inc.

Date: July 12, 2013	By:	/s/ Dick Parsons
Dick Parsons Director, Chief Executive Officer

Date: July 12, 2013	By:	/s/ Jim Place
Jim Place Director and Chief Financial Officer and Chief Operating Officer