Form 10-Q
period 2013-08-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2013-10-11
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending August 31, 2013

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

The number of shares outstanding of the Registrant's common stock, as of October 8, 2013 was 25,853,646.

References in this document to "us," "we," “Seychelle,” “SYEV,” or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiaries.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2013	February 28, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,845,422	$2,234,545
Accounts receivable, net of allowance for doubtful accounts and sales returns
of $14,500 and $114,591, respectively	335,390	641,635
Inventory, net	650,701	464,998
Deferred tax assets	463,942	463,942
Prepaid expenses, deposits and other current assets	122,436	125,080
Total current assets	4,417,891	3,930,200

Property and equipment, net	173,205	179,876
Intangible assets, net	5,965	4,995
Deferred tax assets	257,392	257,392
Other assets	8,514	8,514

Total assets	$4,862,967	$4,380,977

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$105,018	$157,253
Customer deposits	283,772	371,327
Income taxes payable	162,182	-
Capital lease obligation	4,845	4,581
Total current liabilities	555,817	533,161

Long-term liabilities:
Capital lease obligation, net of current	11,456	14,010
Total liabilities	567,273	547,171

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 25,853,646 and 25,833,646 issued and outstanding at August 31, 2013 and February 28, 2013, respectively	25,854	25,834

Additional paid-in capital	7,894,012	7,715,232
Accumulated deficit	(3,624,172)	(3,907,260)
Total stockholders' equity	4,295,694	3,833,806

Total liabilities and stockholders' equity	$4,862,967	$4,380,977

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	August 31,
	2013	2012

Sales	$1,096,947	$719,810
Cost of sales	592,512	341,552
Gross profit	504,435	378,258
Operating Expenses
Selling, General, and Administrative Expenses	352,778	366,262
Depreciation and Amortization	13,675	11,271
Total operating expenses	366,453	377,533
Income from Operations	137,982	725
Other Income (Expense):
Interest income	291	192
Interest expense	(566)	(271)
Other income	150	-
Total other income (expense)	(125)	(79)
Income before provision for income taxes	137,857	646
Income tax benefit (expense)	(55,083)	3,090
Net Income	$82,774	$3,736
BASIC INCOME PER SHARE	$0.00	$0.00
DILUTED INCOME PER SHARE	$0.00	$0.00
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,853,646	25,800,146
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,571,641	29,397,367

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended
	August 31,
	2013	2012

Sales	$2,663,004	$1,617,819
Cost of sales	1,365,826	929,757
Gross profit	1,297,178	688,062
Operating Expenses
Selling, General, and Administrative Expenses	849,617	833,836
Depreciation and Amortization	26,930	22,639
Total operating expenses	876,547	856,475
Income (Loss) from Operations	420,631	(168,413)
Other Income (Expense):
Interest income	514	510
Interest expense	(866)	(694)
Other income	53,681	515
Total other income	53,329	331
Income (loss) before provision for income taxes	473,960	(168,082)
Income tax benefit (expense)	(190,872)	74,378
Net Income (Loss)	$283,088	$(93,704)
BASIC INCOME (LOSS) PER SHARE	$0.01	$(0.00)
DILUTED INCOME (LOSS) PER SHARE	$0.01	$(0.00)
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,846,146	25,800,146
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,846,146	25,800,146

 See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended
	August 31,
	2013	2012

OPERATING ACTIVITIES:
Net income (loss)	$283,088	$(93,704)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	26,930	22,639
Stock-based compensation	178,800	177,608
Gain from sale of property and equipment	(124)	(517)
Provision for doubtful accounts	(100,091)	-
Increase in inventory reserve	32,751	8,513
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	406,336	(202,087)
(Increase) decrease in inventory	(218,454)	177,033
(Increase) decrease in prepaid expenses, deposits and other assets	2,644	(27,917)
Decrease in accounts payable and accrued expenses	(52,235)	(62,902)
Increase in income taxes payable	162,182	-
Decrease in restricted cash	-	146,081
Decrease in customer deposits	(87,555)	(23,312)
Net Cash Provided By Operating Activities	634,272	121,435

INVESTING ACTIVITIES:
Purchase of property and equipment	(20,931)	(26,668)
Proceeds from sale of property and equipment	1,250	12,000
Purchase of intangible assets	(1,424)	(100)
Net Cash Used In Investing Activities	(21,105)	(14,768)

FINANCING ACTIVITIES:
Repayment of capital lease obligation	(2,290)	(1,765)
Net Cash Used in Financing Activities	(2,290)	(1,765)

NET INCREASE IN CASH AND CASH EQUIVALENTS	610,877	104,902

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,234,545	1,148,995

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,845,422	$1,253,897

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$866	$694
Income taxes	$-	$-

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1:    CONDENSED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiaries (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended February 28, 2013.  The results of operations for the periods ended August 31, 2013 and 2012 are not necessarily indicative of the operating results for the full fiscal years.

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

The denominator for diluted income (loss) per share for the six-month periods ended August 31, 2013 and 2012 did not include warrants as they would have been anti-dilutive.  The denominator for diluted income (loss) per share for the three-month periods ended August 31, 2013 and 2012 is adjusted to include the effect of dilutive common stock equivalents, consisting of warrants totaling 717,995 and 3,597,221 shares, respectively.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 3:   COMMON STOCK PURCHASE WARRANTS

Common Stock
During the three-month period ended August 31, 2013, the Company issued 20,000 shares of restricted common stock for services rendered valued at $4,600.  All shares of restricted stock were fully vested upon issuance but not able to be traded on the open market upon issuance.  The values recorded were based on the estimated fair value of the stock on the date of grant.  During the six-month period ended August 31, 2012, the Company did not issue any shares of common stock.

Warrants
The Company has determined the estimated value of warrants granted using the Black-Scholes option pricing model. The amount of the expense charged to operations for warrants was $85,711 and $174,200 for the three and six month periods ended August 31, 2013 and $88,803 and $177,608 for the three and six month periods ended August 31, 2012.  All outstanding warrants are expected to be vested in December 2015.

A summary of warrant activity for the six months ended August 31, 2013 is as follows:
		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price
Outstanding at February 28, 2013	8,467,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	(30,000)	0.21
Outstanding at August 31, 2013	8,437,221	0.21
Vested at August 31, 2013	3,374,888	0.21
Exercisable at August 31, 2013	3,374,888	0.21

The following table summarizes significant ranges of outstanding warrants as of August 31, 2013:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise Price	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Life (Years)	Price	Outstanding	Price
$0.21	8,437,221	7.29	$0.21	3,374,888	$0.21

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 4:    INVENTORY

The Company’s inventory consisted of the following at August 31, 2013 and February 28, 2013:
	August 31,	February 28,
	2013	2013
Raw materials	$537,354	$336,966
Finished goods	194,607	176,541
	731,961	513,507
Reserve for obsolete and slow moving inventory	(81,260)	(48,509)
	$650,701	$464,998

NOTE 5:    LINE OF CREDIT

As of August 31, 2013, the Company had a line of credit agreement totaling $500,000, with no outstanding borrowings as of August 31, 2013.  The line expires June 30, 2014.

NOTE 6:    CONCENTRATIONS

Sales to two customers accounted for 55% and 52% of sales for the three and six month periods ended August 31, 2013, respectively.  Accounts receivable from five customers amounted to approximately 90% of accounts receivable at August 31, 2013.    Sales to five customers accounted for 64% of sales for the three month period ended August 31, 2012.  Sales to six customers accounted for 55% of sales for the six month period ended August 31, 2012.  Accounts receivable from these six customers accounted for 81% of accounts receivable at August 31, 2012.

NOTE 7:    RELATED PARTY TRANSACTIONS

During the three month periods ended August 31, 2013 and 2012, payments totaling $29,510 and $27,400 were made to TAM Irrevocable Trust (“TAM”) for consulting services, in which Cari Beck, is a trustee as well as the daughter of the Company’s President. During the six month periods ended August 31, 2013 and 2012, payments totaling $80,200 and $52,800 were made to TAM.

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

Otherwise, as of August 31, 2013, we know of no other legal proceedings pending or threatened, or judgments entered against the Company or any of our directors or officers in their capacity as such.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiaries (the “Company”) for the three and six month periods ended August 31, 2013 and 2012.  The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended February 28, 2013.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

Forward-Looking Statements

Certain statements contained herein are “forward-looking” statements.  Forward-looking statements include statements which are predictive in nature; which depend upon or refer to future events or conditions; or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, or variations or negatives thereof or by similar or comparable words or phrases. In addition, any statement concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions that may be provided by management are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company; and economic and market factors in the countries in which the Company does business, among other things. These statements are not guarantees of future performance, and the Company has no specific intentions to update these statements. Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors including, but not limited to:

(1)	the portable water filtration industry is in a state of technological change, which could render some or all of the Company’s products less competitive.

(2)
any failure by the Company to anticipate or respond to technological developments or changes in industry standards or customer requirements, or any significant delays in product development or introduction, could have an adverse effect on the Company’s business, operating results and financial condition;

(3)	the Company’s cost of sales may be materially affected by increases in market prices of raw materials used in the Company’s manufacturing and assembly processes;

(4)
the business in which the Company operates is highly competitive.

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

Our Company is presently comprised of Seychelle Environmental Technologies, Inc., a Nevada corporation, with two wholly-owned subsidiaries, Seychelle Water Technologies, Inc. and Fill 2 Pure International, Inc. also  Nevada corporations (collectively, the Company or Seychelle). We use the trade name "Seychelle Water Filtration Products, Inc." in our commercial operations.  Seychelle designs, assembles and distributes water filtration systems. These systems include portable water bottles that can be filled from nearly any available source of water. Patents or trade secrets cover all proprietary products.

Seychelle designs, assembles, and distributes unique, state-of-the-art ionic absorption micron filters for portable filter devices that remove up to 99.99% of all pollutants and contaminants found in any fresh water source.  Patents or trade secrets cover all propriety products.

Our principal business address is 32963 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summary historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three and six month periods ended August 31, 2013 and 2012 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three-month period ended August 31, 2013 compared to the corresponding period in 2012

			Year over
	2013	2012	year change	%

Sales	$1,096,947	$719,810	377,137	52%
Cost of sales	592,512	341,552	250,960	73%
Gross profit	504,435	378,258	126,177	33%
Gross profit %	46%	53%
Selling, general, and administrative expenses	352,778	366,262	(13,484)	-4%
Depreciation and amortization expense	13,675	11,271	2,404	21%
Income before provision for income taxes	137,857	646	137,211	21,240%
(Provision) benefit for income taxes	(55,083)	3,090	(58,173)	1,883%
Net Income	82,774	3,736	79,038	2,116%
Net Income %	8%	1%

Sales. Our customer concentration is constantly changing, which contributes toward much of the fluctuation in sales.  The current period increase in sales is primarily due to sales to two customers who accounted for approximately $0.6 million of total sales, and a $0.5 million increase in sales.  These two customers accounted for 58% of revenues in the three-month period ended August 31, 2013 compared to 12% in the same period ended August 31, 2012.  By contrast, another customer represented approximately 0% and 33% of sales for the three-month periods ended August 31, 2013 and 2012, respectively, and individually accounted for a decrease in sales of $0.2 million,  The increase in sales is also the net result of a shift in our product mix.  Significant increases were experienced within a few product lines: missionary packs (which increased to $175,000 in the current quarter as compared to $-nil in sales for the comparable period) and bottles (to $262,000 from $90,000).

Cost of sales and gross profit percentage. The increase in cost of sales is largely a direct result of the 52% increase in sales for the three-month period ended August 31, 2013 from the comparable period in the prior year. The decrease in gross profit  from 53% to 46% was due to selling lower gross profit products during the period.    The profit margin will also fluctuate from time to time based on the product mix within sales.   We are continuing to pursue efficiencies in the production process and are negotiating for better filter prices and believe that gross margins will improve further if we are successful in these plans and will be able to reduce the impact of the lower margin products on the product mix.

Selling, general and administrative  expenses.  These expenses decreased by approximately $13,000, or 4%, during the three months ended August 31, 2013 compared to the same period ended in the prior year.   Selling expenses represented approximately 1.8% and 2.7% of sales for the three months ended August 31, 2013 and 2012, respectively.   The decrease in selling expenses as a percentage of sales is largely a result of changing product mix and customer concentrations, as well as the negotiation of changes in commission rates.  Commissions expense was essentially flat when comparing the two periods, which results in a lower percentage due to the larger sales base and can vary for sales of different products and different customers, so changes in the sales mix can cause commissions to decrease.  We expect sales commissions to be less than 6% of sales for the remainder of fiscal year 2014.  General and administrative expenses decreased approximately $11,000 when compared to the comparable period in the prior year.  Approximately $42,000 of this change is due to the reversal of reserves against accounts receivable.  This was partially offset by increases in professional fees related to the increased use of outside consultants.   We do not expect an increase in general and administrative expenses as a percentage of sales for the remainder of fiscal 2014.

Depreciation and amortization expense.  The increase in depreciation and amortization expense is due to molds being purchased over the last twelve months to create additional products to introduce to the market.

Income tax expense.  Income tax expense increased due to higher sales and profitability during the current fiscal year as compared to the comparable prior year period.

Net Income. Net income for the three-month period ended August 31, 2013 was $82,774 compared to net income of $3,736 for the three-month period ended August 31, 2012.  This was primarily due to a significant increase in sales in the current year compared to the same period of the prior year.  The increase in gross margin of approximately $126,000 represents most of the $137,000 increase in pretax income for the three month period compared to the comparable period in the prior year.  The net income should continue to improve when larger sales orders begin coming in related to new higher margin products now ready for the market: a 20 oz. sports bottle; and a flat flask in-filter hydration unit that can be used either as a straw or attached to a backpack.    We also have large distributors and representatives under contract who could aid in developing potential sales in China, Japan, and Mexico, as well as major retailers in the United States, and feel that this will favorably impact our financials, not only in the third and fourth quarters this fiscal year, but into fiscal 2015.

Six-month period ended August 31, 2013 compared to the corresponding period in 2012

			Year over
	2013	2012	year change	%

Sales	$2,663,004	$1,617,819	1,045,185	65%
Cost of sales	1,365,826	929,757	436,069	47%
Gross profit	1,297,178	688,062	609,116	89%
Gross profit %	49%	43%
Selling, general, and administrative expenses	849,617	833,836	15,781	2%
Depreciation expense	26,930	22,639	4,291	19%
Income (loss) before provision for income taxes	473,960	(168,082)	642,042	382%
Benefit (provision) for income taxes	(190,872)	74,378	(265,250)	357%
Net Income (Loss)	283,088	(93,704)	376,792	402%
Net Income %	11%	-6%

Sales. Our customer concentration is constantly changing, which contributes toward much of the fluctuation in sales.  The current period increase in sales is largely due to sales to two customers who accounted for approximately $1.0 million of the increase; accounting for 53% of revenues in the six-month period ended August 31, 2013 compared to 20% in the same period ended August 31, 2012.  This was partially offset by fluctuation of other customers.    The increase in sales is also the result of a shift in our product mix.  Significant changes were experienced within a few product lines: missionary packs (which increased to $682,000 in the current period as compared to $168,000 in sales for the comparable prior year period) and bottles (which increased to $886,000 from $334,000).  The increase in mission packs and bottle sales is due to sales fluctuations to two of the Company’s customers.

Cost of sales and gross profit percentage. The increase in cost of sales is largely a direct result of the 65% increase in sales for the six-month period ended August 31, 2013 from the comparable period in the prior year.  Cost of sales increased by 47% from period to period by comparison, resulting in an increase in gross profit margin to 49% from 43%.  Our profit margin will fluctuate from time to time based on the product mix within sales.   As mentioned in the sales discussion, a large reason for the increase in sales was a $514,000 increase in mission packs and a $552,000 increase in bottles compared to the same period in the prior year.  Each of these product lines produced margins of approximately 47% in the current year.  As noted in the three-month period ended August 31, 2013, discussion of gross margins we  are continuing to pursue efficiencies in the production process and are negotiating for better filter prices and believe that gross margins will improve further if we are successful in these plans.

Selling, general and administrative expenses.  These expenses increased by approximately $16,000, or 2%, during the six months ended August 31, 2013 compared to the same period ended in the prior year.  Selling expenses were essentially flat when compared to the same period in fiscal 2013.   The expenses represented approximately 2.3% and 3.4% of sales for the six months ended August 31, 2013 and 2012, respectively.   Not all sales are commissionable, and the decrease in selling expenses as a percentage of sales is largely a direct result of changing product mix and customer concentrations, as well as the negotiation of changes in commission rates.  We expect sales commissions to be less than 6% of sales for the remainder of fiscal year 2014.  General and administrative expenses increased approximately $16,000 when compared to the comparable period in the prior year.  Netted within this change is a $42,000 decrease in expenses related to a decrease in the allowance for doubtful accounts, resulting in a reversal of previously recorded bad debt expense.  Exclusive of the reversal of this item, the general and administrative expenses increased approximately $56,000.  This increase was largely due to increased consulting expenses.

Depreciation and amortization expense.  The increase in depreciation and amortization expense is due to molds being purchased over the last twelve months due to additional products being designed to potentially add to our product line.

Income tax expense.
Income tax expense increased due to an increase in our sales and profitability during the current fiscal year to date, resulting in a $190,872 tax expense during the six-month period ended August 31, 2013 as compared to an income tax benefit of $74,378 for the comparable period of the prior fiscal year.

Net Income / Loss. Net income for the six-month period ended August 31, 2013 was $283,088 compared to net loss of $93,704 for the six-month period ended August 31, 2012.  This increase was primarily due to the increase in sales and margin, with the $609,000 increase in gross margin accounting for most of the $642,042 increase in pretax income for the current year to date. As noted in the commentary for the second quarter, the net income should continue to be improved when larger sales orders begin coming in related to new higher margin products now ready for the market and related to increasing activity with large distributors and representatives in foreign markets.

Liquidity and Capital Resources

Net cash provided by operating activities. During the six-month period ended August 31, 2013, the Company funded its operations primarily through operations.  Our accounts receivable, excluding the change in allowances, decreased by approximately $406,000 due to increased sales and strong collections.  Inventories increased by approximately $218,000 as the Company prepared for impending orders in the third quarter.  Net income was impacted by non-cash charges for stock-based compensation amounting to $179,000, largely due to warrant amortization.

Net cash used in investing activities. During the six-month period ended August 31, 2013, the slight increase in cash used by investing activities was primarily due to the proceeds from the sale of property and equipment of $12,000 in the prior year period, which offset capital expenditures.  The purchase of property and equipment amounted to $20,900 in the six month period ended August 31, 2013 compared to $26,700 during the same time period in the prior fiscal year.

Net cash used in financing activities. The cash used in financing activities during the six-month period ended August 31, 2013 was largely due to repayment of capital lease obligations totaling $2,300 compared to $1,800 in the comparable period of fiscal  2013.

Our principal sources of liquidity have historically been funds generated from operating activities and borrowings from the TAM Trust, one of our principal shareholders and borrowings under our line of credit. As of August 31, 2013, the Company had no outstanding borrowings either from TAM Trust or under our line of credit.  The Company believes that additional funding may still be required from the TAM Trust or other shareholders to handle the growth in sales volume.  Previously, TAM committed to providing up to $250,000 in additional funding, which is still available to the Company to the date of this filing if it is needed.

As of August 31, 2013, the Company had $2,845,422 in cash and no borrowings outstanding on its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. The Company believes it has liquidity to meet its operating needs through the balance of fiscal 2014.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the case titled Letty Garcia v. Carl Palmer; Seychelle Environmental Technologies, Inc., et, al., brought in the Superior Court for the State of California, San Diego County District, and the court found against the Company in May 2012 for approximately $157,000.  This amount was reflected in our February 29, 2012 consolidated financial statements. The Company believed that this ruling was incorrect and has filed an appeal.  We believe that this appeal will be heard in late 2013 or early 2014, and that the Company will prevail.

Otherwise, as of August 31, 2013, we know of no other legal proceedings pending or threatened, or judgments entered against the Company or any of our directors or officers in their capacity as such.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our fiscal 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 21, 2013.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended August 31, 2013, the Company issued 20,000 shares of restricted common stock for services rendered valued at $4,600.  All shares of restricted stock were fully vested upon issuance but not able to be traded on the open market upon issuance.  The values recorded were based on the estimated fair value of the stock on the date of grant.

There have been no further issuances of securities during the three and six-month periods ended August 31, 2013 or through the date of this filing.

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

Seychelle Environmental Technologies, Inc.

Date: October 11, 2013	By:	/s/ Dick Parsons
Dick Parsons Director, Chief Executive Officer

Date: October 11, 2013	By:	/s/ Jim Place
Jim Place Director and Chief Financial Officer and Chief Operating Officer