Form 10-Q
period 2013-11-30
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2014-01-14
CIK 1056757

aUNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending November 30, 2013

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

The number of shares outstanding of the Registrant's common stock, as of January 10, 2014 was 25,853,646.
.
References in this document to "us," "we," “Seychelle,” “SYEV,” or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiaries.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2013	February 28, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,749,544	$2,234,545
Accounts receivable, net of allowance for doubtful accounts and sales returns
of $0 and $114,591, respectively	529,810	641,635
Inventory, net	872,600	464,998
Deferred tax assets	563,942	463,942
Prepaid expenses, deposits and other current assets	183,901	125,080
Total current assets	4,899,797	3,930,200

Property and equipment, net	167,967	179,876
Intangible assets, net	5,738	4,995
Deferred tax assets	257,392	257,392
Other assets	8,514	8,514

Total assets	$5,339,408	$4,380,977

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$220,498	$157,253
Customer deposits	286,022	371,327
Income taxes payable	235,771	-
Capital lease obligation	5,331	4,581
Total current liabilities	747,622	533,161

Long-term liabilities:
Capital lease obligation, net of current	10,187	14,010
Total liabilities	757,809	547,171

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 25,853,646 and 25,833,646 issued and outstanding at November 30, 2013 and February 28, 2013, respectively	25,854	25,834

Additional paid-in capital	7,982,502	7,715,232
Accumulated deficit	(3,426,757)	(3,907,260)
Total stockholders' equity	4,581,599	3,833,806

Total liabilities and stockholders' equity	$5,339,408	$4,380,977

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three Months Ended
	November 30,
	2013	2012

Sales	$1,197,653	$1,161,785
Cost of sales	620,324	513,847
Gross profit	577,329	647,938
Operating Expenses
Selling, General, and Administrative Expenses	393,278	388,759
Depreciation and Amortization	13,893	12,563
Total operating expenses	407,171	401,322
Income from Operations	170,158	246,616
Other Income (Expense):
Interest income	1,089	72
Interest expense	(242)	(878)
Other income (expense)	(1)	1
Total other income (expense)	846	(805)
Income before income tax benefit (expense)	171,004	245,811
Income tax benefit (expense)	26,411	(78,715)
Net Income	$197,415	$167,096
BASIC INCOME PER SHARE	$0.01	$0.01
DILUTED INCOME PER SHARE	$0.01	$0.01
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,853,646	25,806,630
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	29,661,931	25,806,630

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Nine Months Ended
	November 30,
	2013	2012

Sales	$3,860,657	$2,779,604
Cost of sales	1,986,150	1,443,604
Gross profit	1,874,507	1,336,000
Operating Expenses
Selling, General, and Administrative Expenses	1,242,895	1,222,595
Depreciation and Amortization	40,823	35,202
Total operating expenses	1,283,718	1,257,797
Income from Operations	590,789	78,203
Other Income (Expense):
Interest income	1,603	582
Interest expense	(1,108)	(1,572)
Other income	53,680	516
Total other income (expense)	54,175	(474)
Income before income tax expense	644,964	77,729
Income tax expense	(164,461)	(4,338)
Net Income	$480,503	$73,391
BASIC INCOME PER SHARE	$0.02	$0.00
DILUTED INCOME PER SHARE	$0.02	$0.00
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,848,628	25,802,291
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	27,533,658	27,359,357

 See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended
	November 30,
	2013	2012

OPERATING ACTIVITIES:
Net income	$480,503	$73,391
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	40,823	35,201
Stock-based compensation	267,290	269,512
Gain from sale of property and equipment	(124)	(517)
Provision for doubtful accounts	(114,591)	-
Increase (decrease) in inventory reserve	(48,509)	12,083
Change in deferred tax assets	(100,000)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	226,416	(298,869)
(Increase) decrease in inventory	(359,093)	309,578
(Increase) decrease in prepaid expenses, deposits and other assets	(58,821)	53,257
Increase (decrease) in accounts payable and accrued expenses	63,245	(51,943)
Increase in income taxes payable	235,771	-
Decrease in restricted cash	-	146,081
Decrease in customer deposits	(85,305)	(6,028)
Net Cash Provided By Operating Activities	547,605	541,746

INVESTING ACTIVITIES:
Purchase of property and equipment	(29,359)	(66,663)
Proceeds from sale of property and equipment	1,250	12,000
Purchase of intangible assets	(1,424)	(100)
Net Cash Used In Investing Activities	(29,533)	(54,763)

FINANCING ACTIVITIES:
Repayment of capital lease obligation	(3,073)	(3,218)
Net Cash Used in Financing Activities	(3,073)	(3,218)

NET INCREASE IN CASH AND CASH EQUIVALENTS	514,999	483,765

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,234,545	1,148,995

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,749,544	$1,632,760

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,108	$1,572
Income taxes	$-	$4,234

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1:    CONDENSED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiaries (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended February 28, 2013.  The results of operations for the periods ended November 30, 2013 and 2012 are not necessarily indicative of the operating results for the full fiscal years.

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

NOTE 2:    BASIC INCOME PER SHARE

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented.  Diluted income per share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents.  In periods when losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

The denominator for diluted income  per share for the nine-month periods ended November 30, 2013 and 2012 is adjusted to include the effect of dilutive common stock equivalents, consisting of warrants totaling 1,685,030 and 1,557,066 shares, respectively.  The denominator for diluted income per share for the three-month period ended November 30, 2013 is adjusted to include the effect of dilutive common stock equivalents, consisting of warrants totaling 3,808,285.  The denominator for diluted income per share for the three-month period ended November 30, 2012 did not include warrants as they would have been anti-dilutive.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 3:   COMMON STOCK PURCHASE WARRANTS

Common Stock
During the nine-month period ended November 30, 2013, the Company issued 20,000 shares of restricted common stock for services rendered valued at $4,600.  All shares of restricted stock were fully vested upon issuance but not able to be traded on the open market upon issuance.  The value recorded was based on the estimated fair value of the stock on the date of grant.  During the nine-month period ended November 30, 2012, the Company issued 10,000 shares of restricted stock to an employee for services rendered, valued at $3,100.   The value  recorded was based on the estimated fair value of the stock on the date of grant.

Warrants
The Company has determined the estimated value of warrants granted using the Black-Scholes option pricing model. The amount of the expense charged to operations for warrants was $88,490 and $262,690 for the three and nine-month periods ended November 30, 2013, respectively, and $88,804 and $266,412 for the three and nine-month periods ended November 30, 2012, respectively.  All outstanding warrants are expected to be vested in December 2015.

A summary of warrant activity for the nine months ended November 30, 2013 is as follows:

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price
Outstanding at February 28, 2013	8,467,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	(30,000)	0.21
Outstanding at November 30, 2013	8,437,221	0.21
Vested at November 30, 2013	3,374,888	0.21
Exercisable at November 30, 2013	3,374,888	0.21

The following table summarizes significant ranges of outstanding warrants as of November 30, 2013:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise Price	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Life (Years)	Price	Outstanding	Price
$0.21	8,437,221	7.04	$0.21	3,374,888	$0.21

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 4:    INVENTORY

The Company’s inventory consisted of the following at November 30, 2013 and February 28, 2013:
	November 30,	February 28,
	2013	2013
Raw materials	$649,020	$336,966
Finished goods	223,580	176,541
	872,600	513,507
Reserve for obsolete and slow moving inventory	-	(48,509)
	$872,600	$464,998

NOTE 5:    LINE OF CREDIT

As of November 30, 2013, the Company had a line of credit agreement totaling $500,000, with no outstanding borrowings as of November 30, 2013.  The line expires June 30, 2014.

NOTE 6:    CONCENTRATIONS

Sales to two customers accounted for 55% and 47% of sales for the three and nine-month periods ended November 30, 2013, respectively.  Accounts receivable from three customers amounted to approximately 80% of accounts receivable at November 30, 2013.    Sales to two customers accounted for 51% of sales for the three-month period ended November 30, 2012.  Sales to two customers accounted for 31% of sales for the nine-month period ended November 30, 2012.  Accounts receivable from these two customers accounted for 66% of accounts receivable at November 30, 2012.

NOTE 7:    RELATED PARTY TRANSACTIONS

During the three-month periods ended November 30, 2013 and 2012, payments totaling $20,000 and $29,750, respectively, were made to TAM Irrevocable Trust (“TAM”) for consulting services, in which Cari Beck, is a trustee as well as the daughter of the Company’s President. During the nine-month periods ended November 30, 2013 and 2012, payments totaling $100,200 and $82,600, respectively, were made to TAM.

NOTE 8:  INCOME TAXES

The valuation allowance for deferred tax assets as of November 30, 2013 and February 28, 2013 was $0 and $100,000, respectively.  The net change in the total valuation allowance was a decrease of $100,000 for the three and nine months ended November 30, 2013. The valuation allowance at February 28, 2013 was, in part, related to Federal and state net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized.  In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment.  As of February 28, 2013, the Company has approximately $1.1 million and $1.9 million of remaining NOL carryforwards for federal and state purposes, respectively, which expire in various years through 2027.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the items underlying the Company’s deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, and as a result the existing valuation allowance of $100,000 was reversed during the three months ended November 30, 2013.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 9:  COMMITMENTS AND CONTINGENCIES

The Company previously reported that it was involved in a case titled Letty Garcia v. Carl Palmer; Seychelle Environmental Technologies, Inc., et, al., brought in the Superior Court for the State of California, San Diego County District.  This case was settled during the three months ended November 30, 2013 with no additional expense to the Company and is now closed.

As of November 30, 2013, we know of no other legal proceedings pending or threatened, or judgments entered against the Company or any of our directors or officers in their capacity as such.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiaries (the “Company”) as of and  for the three and nine-month periods ended November 30, 2013 and 2012.  The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended February 28, 2013.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

Additional risks and uncertainties are outlined in the Company’s filings with the Securities and Exchange Commission, including its most recent fiscal 2013 Annual Report on Form 10-K for the year ended February 28, 2013.

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

Our Company is presently comprised of Seychelle Environmental Technologies, Inc., a Nevada corporation, with two wholly-owned subsidiaries, Seychelle Water Technologies, Inc. and Fill 2 Pure International, Inc. both  Nevada corporations (collectively, the Company or Seychelle). We use the DBA "Seychelle Water Filtration Products" in our commercial operations.  Seychelle designs, assembles and distributes water filtration systems. These systems include portable water bottles that can be filled from nearly any available source of water. Patents or trade secrets cover all proprietary products.  Trademarks include:  Seychelle, Fill 2 Pure, Pres 2 Pure, pH20 Plus and Aq-RO-matic.

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

Our principal business address is 32963 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summary historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three and nine-month periods ended November 30, 2013 and 2012 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three-month period ended November 30, 2013 compared to the corresponding period in 2012

			Year over
	2013	2012	year change	%

Sales	$1,197,653	$1,161,785	35,868	3%
Cost of sales	620,324	513,847	106,477	21%
Gross profit	577,329	647,938	(70,609)	-11%
Gross profit %	48%	56%
Selling, general, and administrative expenses	393,278	388,759	4,519	1%
Depreciation and amortization expense	13,893	12,563	1,330	11%
Income before provision for income taxes	171,004	245,811	(74,807)	-30%
(Provision) benefit for income taxes	26,411	(78,715)	105,126	-134%
Net Income	197,415	167,096	30,319	18%
Net Income %	16%	14%

Sales. Our customer concentration is constantly changing, which contributes toward much of the fluctuation in sales.  The current period increase in sales is primarily due to sales to two customers who accounted for approximately $0.7 million of total sales, and a $0.2 million increase in sales.  These two customers accounted for 55% of revenues in the three-month period ended November 30, 2013 compared to 42% in the same period ended November 30, 2012.  By contrast, three other customers represented approximately 0% and 19% of sales for the three-month periods ended November 30, 2013 and 2012, respectively, and individually accounted for a decrease in sales of $0.2 million.  Sales through the Company’s website totaled approximately $47,000 and $27,000 for the three-month periods ended November 30, 2013 and 2012, respectively.  This represents an increase of $20,000 or 74% from the comparable period in the prior year.  The increase in sales is also the net result of a shift in our product mix.  Significant increases were experienced within a few product lines: pitchers (which increased to $263,000 in the current quarter as compared to $244,000 in sales for the comparable period) and pumps (to $92,000 from $79,000).

Cost of sales and gross profit percentage. The increase in cost of sales is largely a direct result of the 3% increase in sales for the three-month period ended November 30, 2013 from the comparable period in the prior year. The decrease in gross profit from 56% to 48% was due to partially selling lower gross profit products during the period, but is also directly related to increases in start-up costs in contract manufacturing activity in China for new products and freight charges for selected customers via air rather than by boat. The profit margin will also fluctuate from time to time based on the product mix within sales.  Cost of sales for the three months ended November 30, 2013 were also impacted by the reversal of inventory reserves in the amount of approximately $81,000.  We are continuing to pursue efficiencies in the production process and have negotiated for significantly better component prices and believe that gross margins will improve further if we are successful in these plans and will be able to reduce the impact of the lower margin products on the product mix.

Selling, general and administrative expenses.  These expenses were relatively consistent, increasing by approximately $5,000, or 1%, during the three months ended November 30, 2013 compared to the same period ended in the prior year.   Selling expenses represented approximately 0.2% and 2.0% of sales for the three months ended November 30, 2013 and 2012, respectively.   The decrease in selling expenses as a percentage of sales is largely a result of changing product mix and customer concentrations, as well as the negotiation of changes in commission rates.  Commissions expense decreased approximately $23,000 when comparing the two periods, which results in an even lower percentage due to the larger sales base and can vary for sales of different products and different customers, so changes in the sales mix can cause commissions to decrease.  We expect sales commissions to be less than 6% of sales for the remainder of fiscal year 2014.  General and administrative expenses increased approximately $32,000 when compared to the comparable period in the prior year.  This increase was largely due to increases in professional fees related to the increased use of outside consultants.   We do not expect an increase in general and administrative expenses as a percentage of sales for the remainder of fiscal 2014.

Depreciation and amortization expense.  The increase in depreciation and amortization expense is due to molds being purchased over the last twelve months to create additional products to introduce to the market.

Income tax expense.  Income tax expense fluctuated from an expense to a benefit due to lower pretax income during the current fiscal year as compared to the comparable prior year period, as well as, a reversal of the $100,000 in valuation allowance previously recorded against existing deferred tax assets.

Net Income. Net income for the three-month period ended November 30, 2013 was $197,415 compared to net income of $167,096 for the three-month period ended November 30, 2012.  This was primarily due to a reversal of the $100,000 in valuation allowance as discussed above, resulting in an income tax benefit for the period despite the reported taxable income.  Pretax income decreased by approximately $75,000 in the current year compared to the same period of the prior year.  The decrease in gross margin of approximately $71,000 represents most of the decrease in pretax income for the three month period compared to the comparable period in the prior year.  The net income should continue to improve when larger sales orders begin coming in related to new higher margin products now ready for the market: a 20 oz. sports bottle; and a flat flask in-filter hydration unit that can be used either as a straw or attached to a backpack.    We also have large distributors and representatives under contract, or other companies we are talking to, who could aid in developing potential sales in China, Japan, and Mexico, as well as major retailers in the United States, and feel that this could favorably impact our financials in fiscal 2015.

Nine-month period ended November 30, 2013 compared to the corresponding period in 2012

			Year over
	2013	2012	year change	%

Sales	$3,860,657	$2,779,604	1,081,053	39%
Cost of sales	1,986,150	1,443,604	542,546	38%
Gross profit	1,874,507	1,336,000	538,507	40%
Gross profit %	49%	48%
Selling, general, and administrative expenses	1,242,895	1,222,595	20,300	2%
Depreciation expense	40,823	35,202	5,621	16%
Income before provision for income taxes	644,964	77,729	567,235	730%
Provision for income taxes	(164,461)	(4,338)	(160,123)	3,691%
Net Income	480,503	73,391	407,112	555%
Net Income %	12%	3%

Sales. Our customer concentration is constantly changing, which contributes toward much of the fluctuation in sales.  The current period increase in sales is largely due to sales to three customers who accounted for approximately $1.3 million of the increase; accounting for 57% of revenues in the nine-month period ended November 30, 2013 compared to 33% in the same period ended November 30, 2012.  This was partially offset by fluctuation of other customers.    Sales through the Company’s website totaled approximately $149,000 and $232,000 for the nine-month periods ended November 30, 2013 and 2012, respectively.  This represents a decrease of $83,000 or 36% from the comparable period in the prior year.  The increase in sales is also the result of a shift in our product mix.  Significant changes were experienced within a few product lines: mission packs (which increased to $682,000 in the current period as compared to $216,000 in sales for the comparable prior year period) and bottles (which increased to $1,361,000 from $812,000).  The increase in mission packs and bottle sales is due to sales fluctuations to two of the Company’s customers.

Cost of sales and gross profit percentage. The increase in cost of sales is largely a direct result of the 39% increase in sales for the nine-month period ended November 30, 2013 from the comparable period in the prior year.  Cost of sales increased by 38% from period to period by comparison, resulting in an increase in gross profit margin to 49% from 48%.  Our profit margin will fluctuate from time to time based on the product mix within sales.  As the Company has increased the use of contract manufacturers in China for new products, and it has experienced increased manufacturing costs along with increases in freight charges for selected customers via air rather than by boat which has further negative impact on margins.  These increased freight charges are expected to be more than offset by the cost savings on using manufacturers in China, however the large number of newly introduced products resulted in increased costs for the setup and development of the manufacturing processes in the early stages.  As mentioned in the sales discussion, a large reason for the increase in sales was a $467,000 increase in mission packs and a $550,000 increase in bottles compared to the same period in the prior year.  Each of these product lines produced margins of approximately 46-47% in the current year.  As noted in the three-month period ended November 30, 2013, discussion of gross margins we  are continuing to pursue efficiencies in the production process and have negotiated for significantly  better component prices and believe that gross margins will improve further if we are successful in these plans.   Cost of sales for the nine months ended November 30, 2013 were also impacted by the reversal of inventory reserves in the amount of approximately $49,000.

Selling, general and administrative expenses.  These expenses increased by approximately $20,000, or 2%, during the nine months ended November 30, 2013 compared to the same period ended in the prior year.  Selling expenses decreased when compared to the same period in fiscal 2013.   The expenses represented approximately 4.5% and 6.4% of sales for the nine months ended November 30, 2013 and 2012, respectively.   Not all sales are commissionable, and the decrease in selling expenses as a percentage of sales is largely a direct result of changing product mix and customer concentrations, as well as the negotiation of changes in commission rates.  We expect sales commissions to be less than 6% of sales for the remainder of fiscal year 2014.  General and administrative expenses increased approximately $42,000 when compared to the comparable period in the prior year.  Netted within this change is a $42,000 decrease in expenses related to a decrease in the allowance for doubtful accounts, resulting in a reversal of previously recorded bad debt expense.  Exclusive of the reversal of this item, the general and administrative expenses increased approximately $84,000.  This increase was largely due to increased consulting expenses.

Depreciation and amortization expense.  The increase in depreciation and amortization expense is due to molds being purchased over the last twelve months due to additional products being designed to potentially add to our product line.

Income tax expense.
The provision for income taxes increased due to an increase in our sales and profitability during the current fiscal year to date, resulting in a $164,461 tax expense during the nine-month period ended November 30, 2013 as compared to $4,338 for the comparable period of the prior fiscal year.  The tax provision for the nine months ended November 30, 2013 is net of a $100,000 tax benefit recorded as the result of the reversal during the period of the valuation allowance previously recorded against deferred tax assets.

Net Income. Net income for the nine-month period ended November 30, 2013 was $480,503 compared to $73,391 for the nine-month period ended November 30, 2012.  This increase was primarily due to the increase in sales and margin, with the $539,000 increase in gross margin accounting for most of the $567,235 increase in pretax income for the current year to date. As noted in the commentary for the third quarter, the net income should continue to be improved when larger sales orders begin coming in related to new higher margin products now ready for the market and related to increasing activity with large distributors and representatives in foreign markets and favorably impact our financials in  fiscal 2015.

Liquidity and Capital Resources

Net cash provided by operating activities. During the nine-month period ended November 30, 2013, the Company funded its operations primarily through operations, and cash provided by operations was consistent with cash provided by operations in the same period in the prior year.  Our accounts receivable, excluding the change in allowance for doubtful accounts and sales returns, decreased by approximately $226,000 due to increased sales and strong collections.  Inventories increased by approximately $359,000, excluding the change in the inventory reserve, as the Company prepared for impending orders in the fourth quarter.  Net income was impacted by non-cash charges for stock-based compensation amounting to $267,000, largely due to warrant amortization and the change in the valuation allowance for deferred tax assets in the amount of $100,000.

Net cash used in investing activities. During the nine-month period ended November 30, 2013, the slight decrease in cash used by investing activities was primarily due to a decrease in capital expenditures.  The purchase of property and equipment amounted to approximately $30,000 in the nine-month period ended November 30, 2013 compared to approximately $67,000 during the same time period in the prior fiscal year.

Net cash used in financing activities. The cash used in financing activities during the nine-month period ended November 30, 2013 was due to repayment of capital lease obligation totaling $3,100 compared to $3,200 in the comparable period of fiscal  2013.

Our principal sources of liquidity have historically been funds generated from operating activities and borrowings from the TAM Trust, one of our principal shareholders and borrowings under our line of credit. As of November 30, 2013, the Company had no outstanding borrowings either from TAM Trust or under our line of credit.  The Company believes that additional funding may still be required from the TAM Trust or other shareholders to handle the growth in sales volume.  Previously, TAM committed to providing up to $250,000 in additional funding, which is still available to the Company to the date of this filing, if it is needed.  It should be noted that while TAM has committed to provide such funding, it is under no contractual obligation to do so.

As of November 30, 2013, the Company had $2,749,544 in cash and no borrowings outstanding on its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. The Company believes it has liquidity to meet its operating needs through the balance of fiscal 2014 and fiscal 2015.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We previously reported that we were involved in a case titled Letty Garcia v. Carl Palmer; Seychelle Environmental Technologies, Inc., et, al., brought in the Superior Court for the State of California, San Diego County District.  This case was settled during the three months ended November 30, 2013 with no additional expense to the Company and is now closed.

Otherwise, as of November 30, 2013, we know of no other legal proceedings pending or threatened, or judgments entered against the Company or any of our directors or officers in their capacity as such.

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

There have been no further issuances of securities during the three and nine-month periods ended November 30, 2013 or through the date of this filing.

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

Seychelle Environmental Technologies, Inc.

Date: January 14, 2014	By:	/s/ Dick Parsons
Dick Parsons Director, Chief Executive Officer

Date: January 14, 2014	By:	/s/ Jim Place
Jim Place Director and Chief Financial Officer and Chief Operating Officer