Form 10-K
period 2014-02-28
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2014-05-23
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) : Yes [ ] No [X]
The number of shares outstanding of the registrant's common stock, as of May 20, 2014 was 25,853,646

The aggregate market value of the voting stock of the Registrant held by non-affiliates as of August 31, 2013 was approximately $6.6 million.

References in this document to "Seychelle", "us," "we," or "Company" refer to Seychelle Environmental Technologies, Inc., a Nevada corporation and our wholly-owned subsidiaries, Seychelle Water Technologies, Inc. and Fill 2 Pure International, Inc., also Nevada corporations.

TABLE OF CONTENTS

PART I	Page

Item 1. Business	3

Item 1A. Risk Factors	7

Item 1B. Unresolved Staff Comments	11

Item 2. Properties	11

Item 3. Legal Proceedings	11

Item 4. Mine Safety Disclosures	11

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12

Item 6. Selected Financial Data	13

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	19

Item 8. Financial Statements and Supplementary Data	19

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	38

Item 9A. Controls and Procedures	38

Item 9B. Other Information	39

PART III

Item 10. Directors, Executive Officers and Corporate Governance	39

Item 11. Executive Compensation	41

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43

Item 13. Certain Relationships and Related Transactions, and Director Independence	43

Item 14. Principal Accounting Fees and Services	14

Item 15. Exhibits, Financial Statement Schedules	45

Signatures	47

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," investors should consider those discussed under "Risk Factors."

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business, anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

PART I

Item 1. BUSINESS.

History of Seychelle

We are a Nevada corporation. Our principal corporate office address is 32963 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

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

As of February 28, 2014, Seychelle has sold over 5 million portable water filtration bottles throughout the world to customers such as individuals, dealers, distributors, governments, militaries, non-governmental organizations and emergency relief organizations such as the Jimmy Bakker Ministry, International Red Cross, Eco-Challenge, Kenya Wild Life Service, La Cruz Roja de Mexico and the N.Y. Institute for the Blind. In addition, the Company has donated thousands of portable bottles to church groups and missionaries worldwide.

In 2013, Beverage Marketing placed the value of the world pure water market at close to $120 billion annually. Bottled water, mostly half liters, in the U.S. is a $16 billion business growing at 4% to 6% annually. Seychelle products compete in a more limited market; the portable filtration product segment which includes such brands as Brita, Rubbermaid and Bobble.

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

Business Plan

The management of Seychelle represents over 100 years of combined experience in developing improvements and innovations in the field of bottled water, reverse osmosis, ultra filtration and filter technology. As a result, our products can deliver up to 2 micron absolute filtration for pennies per gallon, with pressure as low as 2 pounds per square inch (PSI). Further, our point of difference filtration systems remove up to 99.99% of pollutants and contaminants most commonly found in fresh drinking water supplies in the five major areas of concern as follows:

AESTHETICS: Taste, chlorine, sand, sediment and odor problems.
BIOLOGICS: Pathogens such as Cryptosporidium, Giardia and E.Coli Bacteria.
CHEMICALS: Pesticides, detergents, toxic chemicals and industrial waste.
DISSOLVED SOLIDS: Heavy metals such as aluminum, asbestos, copper, lead, mercury and chromium 6.
RADIOLOGICAL:  Cesium 134 & 137, Radon, Radium, Uranium, Radioactive Iodine, etc.

Seychelle filters have been tested by independent and government laboratories throughout the world and are approved for sale and distribution in the following countries: United States, Mexico, Canada, Slovenia, Czech Republic, India, Tanzania, United Kingdom, Korea, Malaysia, Japan, The People’s Republic of China, Vietnam, New Zealand, Australia, Brazil, Venezuela, Argentina, South Africa, and Pakistan. In the United States, Seychelle filters have been certified by independent government laboratories using EPA/ANSI protocols and NSF Standards 42 and 53 by Broward Testing Labs. Additionally, we offer a test pack for potential customers that include the test results from selected countries. Selected results from the United States, United Kingdom and South Africa are displayed on our Website at www.seychelle.com. To our knowledge, no other portable water filtration system can achieve removal of up to 99.99% of pollutants and contaminants most commonly found in fresh drinking water supplies in the five major areas of concern defined above. The benefit of such filtration can save lives worldwide as more people become aware of the benefits of using products utilizing Seychelle’s proprietary portable water filtration technology.

Principal Products or Services and their Markets

Current Products

Seychelle has a varied line of portable filter bottles for people on the go. The current products include: Flip-Top and Pull Top bottles, Canteens, Water Pitchers, Pure Water Pump, Stainless Steel bottles, In-Line Filter, Pure Water Bag, Pump N’ Pure, Pure Water Pouch and   Pure Water Straws.  They include regular, standard or advanced filters (for virus and bacteria control up to 99.99% reduction). Sizes are from 20 ounce to 42 ounces, and provide up to 150 gallons of pure drinking water from any fresh water source; running or stagnant (such as rivers, lakes, ponds and streams).

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

On September 1, 2005, we signed an exclusive agreement with Huanghua Plastic Co., Ltd, a third party, to manufacture some component parts.  There is not a purchasing commitment required by this agreement.

Sales Channels

Sales channels pursued include: retail, military, government, non-governmental agencies (NGO)’s, foundations, missionaries, multi-level marketing, international, OEM and joint ventures. Several distributors sell the Company’s portable water filtration products to customers in specific distribution channels; including: retail, multi-national corporations, foundations, sports, governmental agencies, and the military (both domestically and internationally).

Raw Materials

Seychelle’s filters include powdered, activated coconut and other media as components in the porous plastic ionic filter. To date, there is an adequate availability of material for all of our products. We do not expect this situation to change in the near future.

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

Seychelle has a negligible share of the world’s filtered or purified water market. Our products sell in a niche category of the market - portable filtration bottles that use powder-activated carbon filters that compete with our powder-activated coconut filters with various media called ionic adsorption micron filtration technology (IAMF) which remove many organic and inorganic contaminants that simple activated carbon filters cannot. Most powder activated carbon filters on the market remove Chlorine, sediment and dirt thus improving taste and odor, as well as a handful of other contaminants such as Lead, Mercury, Zinc and Copper. This would include leading brands such as Brita, PUR,General Electric and Culligan, who collectively dominate the home market. In the portable segment of the market, there are hundreds of small companies selling a variety of specialized filters, with no one company having a majority share and no industry data available. We believe that our current share of this market is negligible.

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

Currently, the majority of our sales are to customers in the U.S.  However, we are in contact with several overseas distributors and sales could increase in the future in these countries if customers have a greater demand for safe drinking water  For the year ended  February 28, 2014, we had two customers that accounted for approximately 47% of our total sales.  For the year ended February 28, 2013, we had one customer that accounted for approximately 34% of our total sales.

Backlog

As of February 28, 2014, we had a backlog of approximately $585,000 in unshipped orders.

Employees

As of February 28, 2014, we had a President and two (2) executive employees managing the Company with five (5) administrative employees supporting that effort.  In assembly, operations and warehousing we had twenty (20) full-time employees and two (2) part-time employees working to fill orders.

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

As these patents expire over the next two to three years, the Company cannot at this time estimate the financial impact of the expiration of these patents.

During April 2006, the Company issued 50,000 shares of common stock to the shareholders of Continental Technologies, Inc. (Continental) with an approximate value of $16,100 for the Redi Chlor brand name, trademark and the use of the EPA Registration Number 55304-4-7126.

We have filed and received approval for five trademarks with the United States Patent and Trademark Office which were granted:  Seychelle®, which has been used in commerce since 1997, along with Pres 2 Pure, Fill 2 Pure, pH20 Plus and Aq-RO-matic.

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

Research and Development

We did not spend a significant amount for research and development activities during the fiscal year ended February 28, 2014.

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

We Have Been Profitable in Our Five Most Recent Fiscal Years. However, We Cannot Guarantee That We Will Continue to Conduct Profitable Operations.

Through February 28, 2009, we had incurred significant losses. However, sales activity for 60 months ended February 28, 2014 increased significantly, and we have recorded profits and positive cash flows from operations. We had net income of $506,797 for the year ended February 28, 2014, $635,883 for the year ended February 28, 2013, $197,986 for the year ended February 29, 2012, $1,711,790 for the year ended February 28, 2011, and $562,930 for the year ended February 28, 2010.  This reduced our accumulated deficit to $3,400,463 as of February 28, 2014.  Nevertheless, we believe that we have not engaged in enough consistent profitable business activity over a sustained period of time to be said to have a successful operating history.  If we do not continue to be profitable, we may go out of business, and an investor could lose his entire investment.

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

Our Success as an Organization Depends, in Large Part, Upon Our Ability to Protect Our Intellectual Property Rights.

A successful challenge to the ownership of our technology could materially damage our business prospects. We rely principally on trade secrets as well as trade secret laws, two patents, five trademarks, copyrights, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have two U.S. patents issued and a license on one patent. As these two patents expire over two and three years, respectively, we cannot at this time estimate the financial impact of the expiration of these patents.  Any issued patent may be challenged and invalidated. Patents may not be issued from any of our future applications. Any claims allowed from existing or future pending patents may not be of sufficient scope or strength to provide significant protection for our products. Patents may not be issued in all countries where our products can be sold so as to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our patents or the patents that we license.

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

We Have a Significant Dependence on a Few Customers.

As of February 28, 2014, we had two customers who accounted for approximately 58% of net accounts receivable. We had two customers during the fiscal year ended February 28, 2014 who accounted for approximately 47% of total sales.  Management believes that if future revenues from its significant customers decline, those revenues can be replaced through the sales to other customers.  However, there can be no assurance that this will occur, which could result in an adverse effect on the Company’s financial condition or results of operations in the future.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require management’s annual assessment of our internal control over financial reporting.  The standards that must be met for the management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.  We have incurred significant expenses and we devote resources to Section 404 compliance on an ongoing basis.  In the event that our Chief Executive Officer and Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react on how the market prices of our shares will be affected, however, we believe that there is a risk that investor confidence and share value may be negatively impacted.

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

We Do Not Expect to Pay Dividends on Our Common Stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future, as we are a growth company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

A smaller reporting company is not required to provide the information in this Item.

ITEM 2. PROPERTIES.

As of February 28, 2014, our business office was located at 32963 Calle Perfecto, San Juan Capistrano, CA 92675 with an additional warehouse located at 32901 Calle Perfecto, San Juan Capistrano, CA 92675. Our office telephone number is 949-234-1999. We pay a total of approximately $14,100 in rent per month for approximately 17,200 square feet of office, operations and warehousing. We have a lease for the 32963 location with an unaffiliated third party, which was initiated in June 2009 and will expire in June 2014.   The lease for the 32901 location is with a different unaffiliated third party, was initiated November 2011, and will expire in July 2014.  The Company is currently reviewing its options for lease extensions or for alternate leased property of similar size and use in San Juan Capistrano.

We own two patents and numerous trade secrets, see Proprietary Information and Technology above, and other proprietary information related to our business operations. We have filed for five trademarks with the United States Patent and Trademark Office which were granted:  Seychelle®, which has been used in commerce since 1997, along with Pres 2 Pure,. Fill 2 Pure, pH20 Plus and Aq-RO-matic.

ITEM 3. LEGAL PROCEEDINGS.

The Company previously reported that it was involved in a case titled Letty Garcia v. Carl Palmer; Seychelle Environmental Technologies, Inc., et, al., brought in the Superior Court for the State of California, San Diego County District.  This case was settled during the year ended February 28, 2014.  There was no additional expense to the Company in either of the years ended February 28, 2014 or 2013.

Otherwise, as of February 28, 2014, we know of no other material legal proceedings pending or threatened, or judgments entered against the Company or any of our directors or officers in their capacity as such.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market or Markets

Our Common Stock began trading in 1997 on the OTC Bulletin Board (“OTCBB”).  Since the consummation of trading our common stock, market makers and other dealers have provided bid and ask quotations of our Common Stock under the symbol "SYEV." We were de-listed from the OTCBB in 2002 and were traded on the "Pink Sheets" from December 2002 to March 11, 2008, when we were re-listed on the OTCBB. The table below represents the range of high and low bid quotations of our common stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent factual transactions.  As of May 19, 2014, the common stock had a closing price of $0.52.

Fiscal Year 2014	High Bid	Low Bid

Quarter Ended:

First Quarter May 2013	$0.30	$0.19

Second Quarter August 2013	$0.45	$0.24

Third Quarter November 2013	$0.65	$0.39

Fourth Quarter February 2014	$0.88	$0.57

Fiscal Year 2013	High Bid	Low Bid

Quarter Ended:

First Quarter May 2012	$0.59	$0.43

Second Quarter August 2012	$0.48	$0.25

Third Quarter November 2012	$0.35	$0.22

Fourth Quarter February 2013	$0.30	$0.17

Approximate Number of Holders of Common Stock

As of February 28, 2014, there were approximately 349 shareholders of record of our common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries as of and for the fiscal years ended February 28, 2014 and 2013.  The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

Critical accounting policies for us include our accounting for inventory reserves, allowance for doubtful accounts and sales returns reserves, share based payment arrangements and determination of the valuation allowance for deferred tax assets

Inventory Reserves

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

Allowance for Doubtful Accounts and Sales Returns Reserves

The Company analyzes is current accounts receivable portfolio and sales returns in accordance with FASB Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. Estimates for potential uncollectible accounts receivable and sales returns are based on a variety of factors, the age of the receivable, historical payment patterns, and actual return experience of specific products or similar products. The Company also reviews its estimates for product returns based on expected return data communicated to us by customers.  Management is able to make reasonable and reliable estimates of its allowance for doubtful accounts and product returns based on our history in this business.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update No. (ASU) 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company’s adoption of this guidance effective March 1, 2013 did not have a significant impact on the consolidated balance sheet, results of operations or cash flow.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requiring further disclosure requirements regarding components of comprehensive income.  The Company’s adoption of this guidance effective March 1, 2013 did not have a significant impact on the consolidated balance sheet, results of operations or cash flow.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This new standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs.  The Company adopted ASU-2013-11 on March 1, 2014, and the adoption did not have a material impact on our consolidated financial statements.

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s present or future consolidated financial statements.

Results of Operations

Our summary historical financial data is presented in the following table to aid you in your analysis.  You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this annual report.  The selected financial data below for the fiscal years ended February 28, 2014 and 2013 are derived from our consolidated financial statements included elsewhere in this annual report.

Fiscal year ended February 28, 2014 compared to the corresponding period in fiscal 2013.

Selected Financial Data

	Years Ended
	February 28,	February 28,		Percentage
	2014	2013	Difference	Change

Sales	$5,128,561	$4,847,147	281,414	6%
Cost of sales	2,578,936	2,502,365	76,571	3%
Gross profit	2,549,625	2,344,782	204,843	9%
Gross profit percentage	50%	48%		2%

Total operating expenses	1,867,882	1,863,889	3,993	0%
Income from operations	681,743	480,893	200,850	42%
Interest expense	(1,874)	(1,956)	82	(4)%
Interest income	3,683	945	2,738	290%
Other income (expense)	53,702	11,221	42,481	379%
Income before income taxes	737,254	491,103	246,151	50%
Income before income taxes percentage	14%	10%		4%

Benefit (expense) from income taxes	(230,457)	144,780	(375,237)	(259)%
Net income	506,797	635,883	(129,086)	(20)%
Net income percentage	10%	13%		(3)%

Net cash provided by operating activities	788,953	1,136,481	(347,528)	(31)%
Net cash used in investing activities	(47,006)	(46,600)	(406)	1%
Net cash used in financing activities	(4,667)	(4,331)	(336)	8%

Sales.  Our customer concentration is constantly changing which contributes to much of the fluctuation in revenues.   The current period increase in sales is largely due to sales to two customers who accounted for approximately $335,000 of the increase; accounting for 47% of revenues for the year ended February 28, 2014 compared to 42% in the same period ended February 28, 2013.  This was partially offset by decreased sales to other customers.    Sales through the Company’s website totaled approximately $290,000 and $267,000 for the years ended February 28, 2014 and 2013, respectively.  This represents an increase of $23,000 or 9% from the comparable period in the prior year.  The increase in sales is also the result of a shift in our product mix.  Much of the positive increase in website sales is the result of customers purchasing from their smart phones and tablets who could not do so previously.   Significant changes were experienced within a few product lines: mission packs (which increased to $683,000 in the current period as compared to $335,000 in sales for the comparable prior year period) and bottles (which increased to $1,768,000 from $1,707,000).  The increase in mission packs and bottle sales is due to sales fluctuations to two of the Company’s customers. These increases were partially offset with decreases in pitchers (decreased to $943,000 from $1,093,000) and replacement filters (which decreased to $290,000 from $440,000).    We anticipate continued improvement in the sales figures as we expand into new markets both internationally and in the U.S.

Cost of sales and gross profit percentage.  The increase in cost of sales is largely a direct result of the 6% increase in sales for the year ended February 28, 2014 as compared to the year ended February 28, 2013.  Cost of sales increased by only 2% from period to period by comparison, resulting in gross profit margin improving to 50% from approximately 48% in the prior year.  Our profit margin will fluctuate from time to time based on the product mix within sales.    As mentioned in the sales discussion above, there were increased sales for mission packs,  which typically result in a lower margin per unit than most of the Company’s other product lines.  However, due to increased demand for our mission packs (quantity sold in the year ended February 28, 2014 doubled from the year ended February 28, 2013), we were able to increase the sales price per unit by approximately 2%. Also during the year ended February 28, 2014, the cost to produce the mission pack decreased 12% due to favorable pricing from our vendor, mainly due to ordering higher quantities of the product. The margin on mission packs increased to 48% for the year ended February 28, 2014 as compared to 45% in the comparable period of the prior year.  In addition, although sales were essentially flat for the pumps product line, the margins on sales of pumps increased to 57% in the current year as compared to 31% in the prior year. This was mainly due to the introduction of an extreme filter to the pump product line, as well as our sales mix including increased sales to a distributor with a higher margin, that increased the average sales price of pump products by 46% with relatively similar production costs. As the Company has increased the use of contract manufacturers in China for new products, there have been increases in freight charges for selected customers using air shipments rather than by boat.  These increased freight charges are more than offset by the cost savings on using manufacturers in China.

Earlier in the fiscal year, the large number of newly introduced products resulted in increased costs for the setup and development of the manufacturing processes in the early stages, which had a negative impact on margins in earlier quarters.  From the third quarter to the fourth quarter of the current fiscal year, all but two product lines experienced increased margins, and the two product lines with decreases combined for less than 1% of sales for the fourth quarter.  Cost of sales for the year ended February 28, 2014 was also impacted by the reversal of inventory reserves in the amount of approximately $13,000.   We continue to review our gross margins and are continuing to pursue efficiencies in the production process, and we are negotiating for better filter prices as volume increases and believe that gross margins will improve further if we are successful in these plans.

Operating expenses.  The total operating expenses were relatively consistent from period to period, decreasing by approximately 1% overall.  Included in this net change is a decrease of approximately $57,000, or 39%, in selling and marketing expenses, to approximately $89,000, or 2% of sales, for the year ended February 28, 2014 from approximately $146,000, or 3% of sales, for the prior year, primarily due to decreases in sales commissions.  Not all sales are commissionable, and the decrease in selling expenses as a percentage of sales is largely a direct result of changing product mix and customer concentrations, as well as the negotiation of changes in commission rates.  We expect sales commissions to be less than 6% of sales for fiscal year 2015.

This decrease in sales and marketing expenses was partially offset by an increase of approximately $34,000 in all other general and administrative expenses.  The Company experienced an increase of $152,000 in combined expenses related to employee payroll and outside consultant fees.  The increase in personnel was necessary as the Company expanded its efforts in the areas of product development and internal administrative infrastructure in anticipation of future growth.  The Company also experienced an increase of approximately $36,000 in insurance expense, a combination of medical, worker’s compensation and other insurances.  These increases are a result of increased personnel, increased production activity and external economic factors outside the Company’s control.  Depreciation and amortization expense increased approximately $7,000, or 14%, year over year, primarily due to investments made in molds and patents over the last few years as part of expansion of product lines.  These increases were largely offset by decreases in legal expense and bad debt expense.

Legal expenses decreased by approximately $84,000 as a result of the resolution of litigation matter as noted in the legal proceedings section.  In addition, the Company had provided in prior years for potential uncollectible accounts receivable but ultimately recorded a reversal of the majority of these provisions in the current year when these receivables were either collected or otherwise deemed recoverable, resulting in bad debt recovery of approximately $38,000, and an overall improvement in this component of general and administrative expense of $84,000 for the year ended February 28, 2014.  Selling, general and administrative expenses in future periods are expected to increase from a total dollar standpoint, but we do not foresee an increase as a percentage of sales.

Interest income and expense. Interest income and expense was relatively consistent from year to year.

Other income and expense.  During the year ended February 28, 2014, one of our customers purchased molds for a product through us for approximately $53,000. As we are not in the business of selling molds and do not anticipate any similar transactions going forward, we recorded the sale as other income. There was no comparable transaction during the year ended February 28, 2013.

Benefit (expense) from income taxes.   Through the fiscal year ended February 28, 2009, the Company had a history of losses and accumulated a significant number of net operating loss carryforwards (NOL’s).  Due to the uncertainty of the Company’s ability to utilize these NOL’s in the future, a full reserve, or valuation allowance, was provided against deferred tax assets at that time.  For each of the five fiscal years since then, through the current year ended February 28, 2014, the Company has consistently reported pretax income and was able to utilize NOL carryforwards of approximately $1.0 million, $0.9 million, $0.7 million, $1.4 million and $600,000 in these periods, respectively.  Essentially, by utilizing these credits, the Company has not been required to pay income taxes, even though it has reported five years of profitable results.

When the Company first started utilizing these credits in fiscal 2010 to offset pretax income, there was still uncertainty over the continued ability to do so given the limited history of pretax income.  Thus, the Company reversed portions of the valuation allowance only to the extent of the value of the credits actually used, thus negating any tax expense, but not reporting an additional benefit from any incremental reserve reversals.  Given that the Company now has reported pretax income in the last five years and expectations of continued profitability in the future, there is a more optimistic outlook as to whether the Company will be able to utilize the NOL’s before their expiration dates.  As the Company proceeded into its 4th and 5th consecutive years of pretax income, it began reversing larger portions of the reserve to properly reflect the increased optimism regarding their usage and the related estimated value of the deferred tax assets on the balance sheet.  Accordingly, the Company reversed a portion of the valuation allowance during the year ended February 28, 2013, by approximately $383,000, and reversed the remaining $100,000 of valuation allowance during the year ended February 28, 2014.

In the fiscal year ended February 28, 2014, the Company recorded  income tax expense of approximately $230,000, of which approximately $2,000 was current expense and $228,000 was deferred expense, which is net of the $100,000 benefit from the reversal of the valuation allowance.  In the fiscal year ended February 28, 2013, the Company recorded an income tax benefit of approximately $145,000, of which approximately $50,000 was current expense and $195,000 was a deferred benefit.  As of February 28, 2014, the Company only had an insignificant amount of NOLs available.

Net Income.  The net income for the fiscal year ended February 28, 2014 was $506,797 ($0.02 per basic and diluted share) or 20% less than the year ended February 28, 2013, which was $635,883 ($0.02 per basic and diluted share), primarily due to the change in the tax benefit (expense) from year to year as discussed above.  The income before income tax benefit (expense) was $737,254, or 50% more than the $491,103 reported for the year ended February 28, 2013, for reasons as discussed above.  The table below reflects adjusted balances for benefit (expense) from income taxes and net income for the last two years exclusive of the reversal of the deferred tax valuation allowance during those periods.

	Years Ended
	February 28,	February 28,		Percentage
	2014	2013	Difference	Change

Income before income taxes	737,254	491,103	246,151	50%
Income before income taxes percentage	14%	10%		4%

Benefit (expense) from income taxes (A)	(330,457)	(238,365)	(92,092)	39%
Net income (A)	406,797	252,738	154,059	61%
Net income percentage (A)	8%	5%		3%

(A) exclusive of the reversal of the deferred tax valuation allowance.

Excluding the impact of the valuation allowance adjustments as discussed above, the Company’s net income would have increased by approximately $154,000 or 61% as compared to the prior year, to $407,000 or 8% of sales from $253,000 or 5% of sales in the prior year.  The net income should continue to be improved when larger sales orders begin coming in related to new higher margin products now ready for the market and related to increasing activity with large distributors and representatives in foreign markets.

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

The following table summarizes our significant contractual obligations on an undiscounted basis as of February 28, 2014 and the future periods in which such obligations are expected to be settled in cash or converted into the Company’s common stock. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in footnotes, as referenced below:

	Total	Less Than 1 Year	1- 3 Years	3-5 Years	More Than 5 Years	Convertible to Stock or Warrants
Accounts payable and accrued liabilities	$171,643	$171,643	$-	$-	$-	$-
Customer deposits	199,572	199,572	-	-	-	-
Capital lease	13,924	5,030	8,894	-	-	-
	385,139	376,245	8,894	-	-	-
Other contractual commitments (1)	55,077	55,077	-	-	-	-
Total contractual obligations	$440,216	$431,322	$8,894	$-	$-	$-

(1) Office lease commitment expiring June 2014 and equipment lease expiring in fiscal year 2015.

Liquidity and capital resources.

Net cash provided by operating activities. During the fiscal years ended February 28, 2014 and 2013, the Company funded its operations through sales of products and a minimal level of borrowings. Additionally, the Company has been successful in collecting its accounts receivable timely, which also helps with operating cash flow.  Total cash provided through operations totaled $788,953 in 2014 and $1,136,481 in 2013.  This decrease is primarily due to the increase in inventory and decrease in customer deposits, offset by a decrease in accounts receivable due to timing of significant customer sales in 2014.

Net cash used in investing activities. The $47,006 and $46,600 of cash used in investment activities during fiscal 2014 and 2013 is primarily due to purchasing equipment throughout each year.

Net cash used in financing activities.  In fiscal 2014 and 2013, we repaid $4,667 and $4,331 in capital leases payable.

The Company currently estimates monthly cash requirements of approximately $150,000 to cover selling, general and administrative costs. Gross profits from sales are expected to provide sufficient cash flows to meet these cash requirements and pay contractual commitments.

As of February 28, 2014, the Company has unrestricted cash of $2,971,825 and a backlog of $585,000 in orders to fill.

Capital expenditures.

We do not expect any major capital expenditures in fiscal 2015.  However, minor purchases of additional molds or tooling may be needed to expand our product line.  We will be able to fund these purchases from cash on hand and we will not require outside financing.

Employees.

We anticipate no additional executive and non-executive hiring.

Any seasonal aspects

We have not experienced seasonal spikes in our sales as a result of our very limited retail store distribution and our sales are not subject to seasonal fluctuation.

Off-Balance Sheet Arrangements : None

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Seychelle Environmental Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Seychelle Environmental Technologies, Inc. and subsidiaries (the Company) as of February 28, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended February 28, 2014.  Seychelle Environmental Technologies, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seychelle Environmental Technologies, Inc. as of February 28, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended February 28, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ramirez Jimenez International CPAs

Irvine, California

May 23, 2014

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Balance Sheets

ASSETS

	February 28,
	2014	2013
CURRENT ASSETS
Cash and cash equivalents	$2,971,825	$2,234,545
Accounts receivable, net of allowance for doubtful accounts and sales returns of $3,400 and $114,591, respectively	316,358	641,635
Related party receivable	14,323	-
Inventory, net	990,253	464,998
Deferred tax assets	61,359	463,942
Prepaid expenses, deposits and other current assets	101,231	125,080
Total current assets	4,455,349	3,930,200

PROPERTY AND EQUIPMENT, NET	171,013	179,876

OTHER ASSETS
Intangible assets, net	3,943	4,995
Deferred tax assets	433,874	257,392
Other assets	13,514	8,514

TOTAL ASSETS	$5,077,693	$4,380,977

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$171,643	$157,253
Customer deposits	199,572	371,327
Capital lease obligation, current portion	5,030	4,581
Total current liabilities	376,245	533,161

LONG-TERM LIABILITIES

Capital lease obligation, net of current portion	8,894	14,010
Total long-term liabilities	8,894	14,010

Total liabilities	385,139	547,171

Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY
Preferred stock, 6,000,000 shares authorized,
none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares
authorized, 25,853,646 and 25,833,646 shares
issued and outstanding, respectively	25,854	25,834
Additional paid-in capital	8,067,163	7,715,232
Accumulated deficit	(3,400,463)	(3,907,260)

Total Stockholders' Equity	4,692,554	3,833,806
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,077,693	$4,380,977

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Statements of Income

	For the Years Ended
	February 28,
	2014	2013

SALES	$5,128,561	$4,847,147
COST OF SALES	2,578,936	2,502,365
GROSS PROFIT	2,549,625	2,344,782

OPERATING EXPENSES
Selling, general and administrative expenses	1,810,837	1,813,836
Depreciation and amortization	57,045	50,053

Total operating expenses	1,867,882	1,863,889

INCOME FROM OPERATIONS	681,743	480,893

OTHER INCOME (EXPENSE)
Interest income	3,683	945
Interest expense	(1,874)	(1,956)
Other	53,702	11,221

Total other income (expense)	55,511	10,210

INCOME BEFORE INCOME TAX BENEFIT (EXPENSE)	737,254	491,103

Income tax benefit (expense)	(230,457)	144,780

NET INCOME	$506,797	$635,883
NET INCOME PER SHARE
Basic	$0.02	$0.02
Diluted	$0.02	$0.02
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING
Basic	25,849,865	25,808,928
Diluted	28,977,301	26,621,500

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Statements of Stockholders' Equity
For the Years Ended February 28, 2014 and 2013

			Additional
	Common Stock		Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance at March 1, 2012	25,800,146	$25,800	$7,350,650	$(4,543,143)	$2,833,307

Issuance of common stock for compensation	33,500	34	9,366		9,400
Stock-based compensation			355,216		355,216
Net income	-	-		635,883	635,883
Balance at February 28, 2013	25,833,646	$25,834	$7,715,232	$(3,907,260)	$3,833,806

Issuance of common stock for compensation	20,000	20	4,580		4,600
Stock-based compensation			347,351		347,351
Net income	-	-		506,797	506,797
Balance at February 28, 2014	25,853,646	$25,854	$8,067,163	$(3,400,463)	$4,692,554

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	February 28,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$506,797	$635,883
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	57,045	50,053
(Gain) loss on sale of assets	(124)	(11,221)
Stock-based compensation	351,951	364,616
(Recovery of) provision for doubtful accounts	(111,191)	41,884
Increase (decrease) in inventory reserve	(13,509)	40,794
Deferred tax provision (benefit)	226,101	(195,053)
Changes in operating assets and liabilities:
Accounts receivable	436,468	(621,737)
Related party receivable	(14,323)	-
Inventory	(511,746)	458,788
Prepaid expenses, deposits and other current assets	18,849	54,267
Restricted cash deposits	-	146,081
Accounts payable and accrued expenses	14,390	(1,505)
Customer deposits	(171,755)	173,631

Net Cash Provided by Operating Activities	788,953	1,136,481

CASH FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(46,831)	(57,983)
Proceeds from sale of property and equipment	1,250	11,483
Purchase of intangible assets	(1,425)	(100)

Net Cash Used in Investing Activities	(47,006)	(46,600)

CASH FROM FINANCING ACTIVITIES:
Repayment of notes payable and capital lease obligation	(4,667)	(4,331)

Net Cash Used in Financing Activities	(4,667)	(4,331)

NET INCREASE IN CASH AND CASH EQUIVALENTS	737,280	1,085,550
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,234,545	1,148,995

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,971,825	$2,234,545

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest	$1,874	$1,956
Income taxes	$-	$4,234

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 1:   ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Seychelle Environmental Technologies, Inc. was incorporated under the laws of the State of Nevada on January 23, 1998 as a change in domicile to Royal Net, Inc., a Utah corporation that was originally incorporated on January 24, 1986. Royal Net, Inc. changed its state of domicile to Nevada and its name to Seychelle Environmental Technologies, Inc. effective in January 1998.  Seychelle Water Technologies, Inc., and Fill 2 Pure International, Inc., both wholly owned subsidiaries, were formed as corporations in February 1997 and April 2013, respectively, under the laws of the state of Nevada for the purpose of marketing.

Description of Business

The Company designs, assembles and distributes water filtration systems. These systems include portable water bottles and related water filtration products that can be filled from nearly any available source of fresh water.

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements.  The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States and have been consistently applied in the preparation of the consolidated financial statements herein as of and for the years ended February 28, 2014 and 2013.

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased.  The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits of $250,000.  The Company has not experienced any losses related to this concentration of risk. Deposits exceeded insured limits by approximately $2.4 million as of February 28, 2014.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventory is comprised of raw materials and finished goods.  Raw materials consist of fittings, caps and other components necessary to assemble the Company’s finished goods.  Finished goods consist of water bottles and other filtration systems that are available for shipment to customers.  Finished goods and work in process include the costs of materials, labor and an allocation of overhead.  Total overhead allocated to inventory as of February 28, 2014 and 2013 amounted to approximately $203,000 and $65,000, respectively.

At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence.  This evaluation includes an analysis of sales levels by product type.  Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory.  Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory.  The Company’s reserve for excess and obsolete inventory amounted to approximately $35,000 and $49,000 as of February 28, 2014 and 2013, respectively.

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

Advertising

Advertising costs are expensed as incurred.  Total advertising expenses amounted to $581 and $4,085 for the fiscal years ended February 28, 2014 and 2013, respectively, and recorded as selling, general and administrative expenses in the accompanying consolidated statements of income.

Research and Development

Research and development costs are expensed as incurred and amounted to $2,234 and $283 for the fiscal years ended February 28, 2014 and 2013, respectively. These costs are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the consolidated financial statements be measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

The Company also follows ASC 740-10-25, which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with ASC 740, “Accounting for Income Taxes”.  ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The application of ASC 740-10-25 did not have a material impact on the Company’s consolidated financial statements for the years ended February 28, 2014 and 2013.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	For the years ended
	February 28,
	2014	2013
Numerator:
Net Income available to common shareholders	$506,797	$635,883
Weighted average shares – basic	25,849,865	25,808,928
Net income per share – basic	$0.02	$0.02

Dilutive effect of common stock equivalents:
Warrants	3,127,436	812,572
Weighted average shares – diluted	28,977,301	26,621,500
Net income per share – diluted	$0.02	$0.02

Concentrations

The Company has an agreement with a third party to manufacture the Company’s component parts in China. As of February 28, 2014 and 2013, the Company had deposits for inventory purchases in China of approximately $18,100 and $39,700, respectively. For the fiscal years ended February 28, 2014 and 2013, this vendor accounted for approximately 51% and 41%, respectively, of total raw material purchases.  The Company has two other vendors that respectively accounted for an additional 10% and 7% of total raw material purchases for the fiscal year ended February 28, 2014 and 27% and 11% of total raw material purchases for the fiscal year ended February 28, 2013.

As of February 28, 2014, the Company had two customers who accounted for approximately 58% of net accounts receivable.  The Company had two customers during the fiscal year ended February 28, 2014 who accounted for approximately 47% of total sales.  As of February 28, 2013, the Company had three customers who accounted for approximately 87% of net accounts receivable.  The Company had one customer during the fiscal year ended February 28, 2013 who accounted for approximately 34% of total sales.

Reclassifications

Certain reclassifications have been made to the fiscal 2013 consolidated financial statements to conform to the fiscal 2014 presentation.

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update No. (ASU) 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company’s adoption of this guidance effective March 1, 2013 did not have an impact on the on the Company’s consolidated financial statement presentation.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requiring further disclosure requirements regarding components of comprehensive income.  The Company’s adoption of this guidance effective March 1, 2013 did not have an impact on the on the Company’s consolidated financial statement presentation.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This new standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs.  The Company adopted ASU-2013-11 on March 1, 2014, and the adoption did not have a material impact on our consolidated financial statements.

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s present or future consolidated financial statements.

NOTE 3:   INVENTORY

The Company’s inventory consisted of the following at February 28, 2014 and 2013:

	February 28,
	2014	2013
Raw materials	$559,946	$336,966

Finished goods	465,307	176,541
	1,025,253	513,507
Reserve for obsolete and slow moving inventory	(35,000)	(48,509)
Net inventory	$990,253	$464,998

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 4:   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at February 28, 2014 and 2013:

	February 28,
	2014	2013
Tooling	$341,783	$300,874
Equipment	46,659	45,782
Computer equipment	30,716	28,672
Leasehold equipment	11,129	11,129
	430,287	386,457
Less: accumulated depreciation and amortization	(259,274)	(206,581)
Total	$171,013	$179,876

Fixed assets outside the United States included $274,717 and $229,931 in tooling and equipment, at cost, located in China with a third party to manufacture the Company’s component parts at February 28, 2014 and 2013, respectively. Depreciation expense included in operating expense was $54,569 and $46,463 for the fiscal years ended February 28, 2014 and 2013, respectively.

NOTE 5:    INTANGIBLE ASSETS

The following is a summary of intangible assets at February 28, 2014 and 2013:

	February 28,
	2014	2013
Trademarks	$24,100	$24,100
Patents	22,126	20,702
	46,226	44,802
Less: accumulated amortization	(42,283)	(39,807)
Total	$3,943	$4,995

Intangible assets are amortized over their estimated useful economic lives of five years. Amortization expense related to intangibles was $2,476 and $904 during the fiscal years ended February 28, 2014 and 2013, respectively.  Amortization expense is expected to be approximately $1,000 in fiscal year 2015 and insignificant amounts thereafter.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 6:    NOTES PAYABLE AND CAPITAL LEASE OBLIGATION

Obligations outstanding as of February 28, 2014 and 2013 consisted of the following:

	February 28,	February 28,
	2014	2013
Capital lease for equipment requiring monthly payments of principal and interest of $491 through October 2016 bearing interest at an annual rate of 7.5%	$13,924	$18,591
Less current portion	(5,030)	(4,581)
Long term portion	$8,894	$14,010

Future maturities of the capital lease obligation as of February 28, 2014 are $5,030 in 2015, $5,420 in 2016 and $3,474 in 2017.

As of February 28, 2014, the Company has a line of credit with a bank for borrowings up to $500,000, with no outstanding borrowings as of February 28, 2014.  The line expires on June 30, 2014.

NOTE 7:   RELATED PARTY TRANSACTIONS

During the year ended February 28, 2014 and 2013, the Company paid certain expenses of approximately $14,000 and $0 on behalf of Carl Palmer, Chairman, President and Director of the Company, which will be repaid. This amount is included in related party receivable on the accompanying consolidated balance sheets.

The Company paid consulting fees to the Company’s primary shareholder (the TAM Irrevocable Trust, in which Cari Beck is the trustee as well as a daughter of Carl Palmer, an officer and Board member) totaling $138,000 and $117,000 during the years ended February 28, 2014 and 2013, respectively, which are included as a component of selling, general and administrative expenses on the consolidated statements of income.

NOTE 8:   EQUITY TRANSACTIONS

Restricted Stock Grants

During fiscal year 2014, 20,000 shares of restricted common stock were issued by the Company for services rendered valued at $4,600.  During fiscal year 2013, 33,500 shares of restricted common stock were issued by the Company for services rendered valued at $9,400.   All shares of restricted stock were fully vested upon issuance but not able to be traded on the open market upon issuance.  The values recorded were based on the estimated fair value of the stock on the dates of grant.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 8:   EQUITY TRANSACTIONS (CONTINUED)

Warrants

A summary of warrant activity for the fiscal years ended February 28, 2014 and 2013 is shown below.

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price

Outstanding at March 1, 2012	8,467,221	0.21
Granted	-
Exercised	-	-
Forfeited	-
Outstanding at February 28, 2013	8,467,221	0.21
Granted	-
Exercised	-	-
Forfeited	(60,000)
Outstanding at February 28, 2014	8,407,221	0.21
Vested at February 28, 2014	5,044,333	0.21
Exercisable at February 28, 2014	5,044,333	0.21

 The following table summarizes significant ranges of outstanding warrants as of February 28, 2014:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise	Number	Exercise
Exercise Price	Number	Life (Years)	Price	Outstanding	Price

$ 0.21	8,407,221	6.79	$ 0.21	5,044,333	$ 0.21

During the year ended February 28, 2011, 8,467,221 warrants were issued to employees and related parties for future services to be rendered, with a vesting term of five (5) years and an exercise price of $0.21.  The fair value of these warrants on the date of grant totaled approximately $1.7 million and is being amortized to income over the vesting period.  During the year ended February 28, 2014, 60,000 warrants were forfeited upon termination of employment of two employees.

As of February 28, 2014 the total outstanding warrants had an intrinsic value of $3,531,033.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 9:   INCOME TAXES

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended February 28, 2014:
U.S. federal	$—	177,185	177,185
State	4,356	48,916	53,272
Total income tax expense (benefit)	$4,356	226,101	230,457
Year ended February 28 2013:
U.S. federal	$—	(219,972)	(219,972)
State	50,273	24,919	75,192
Total income tax expense (benefit)	$50,273	(195,053)	(144,780)

The income tax expense (benefit) differs from the expected amount of income tax expense (benefit) determined by applying a combined U.S. federal and state income tax rate of 40% to pretax income for the years ended February 28, 2014 and 2013 as follows:

	2014	2013
Expected tax expense	$296,161	$195,137
Permanent differences	5,158	3,990
True up of state tax payable	29,138	39,238
Change in valuation allowance	(100,000)	(383,145)
Income tax expense (benefit)	$230,457	$(144,780)

Deferred tax assets are as follows:

	February 28,
	2014	2013
Deferred tax assets:
NOL carryforwards	$32,864	$469,136
Inventory reserves	-	(11,280)
Depreciation	(30,173)	(51,305)
Accrued expenses	6,374	41,510
Stock compensation	460,796	319,148
Other	25,373	54,125
Valuation allowance	-	(100,000)
Net deferred tax assets	$495,233	$721,334

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 9:   INCOME TAXES (CONTINUED)

The valuation allowance for deferred tax assets as of February 28, 2014 and 2013 was $0 and $100,000 , respectively.  The net change in the total valuation allowance was a decrease of $100,000 and $383,145 for the years ended February 28, 2014 and 2013, respectively. The valuation allowance at February 28, 2013 was, in part, related to Federal and state net operating loss carryforwards that, in the judgment of management, were not more-likely-than-not to be realized.  In assessing the realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment.  As of February 28, 2014, the Company has approximately $48,000 and $152,000 of remaining NOL carryforwards for federal and state purposes, respectively, which expire in various years through 2027.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the items underlying the Company’s deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

The Company includes interest and penalties, if any, arising from the underpayment of income taxes in the consolidated statements of income in the provision for income taxes. As of February 28, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are fiscal years 2010 through 2013 for federal purposes and fiscal years 2009 through 2013 for state purposes.

NOTE 10:    COMMITMENTS AND CONTINGENCIES

The Company’s office and production facility leases expire in June 2014.  All three leases are at a monthly cost of $3,843, $5,379 and $4,845, respectively. Total rent expense amounted to $162,573 and $147,180 for the fiscal years ended February 28, 2014 and 2013, respectively.  The Company expects to renew its leases at comparable rates for a five year term. The Company also has operating leases for certain equipment at a monthly cost of approximately $265.

Future minimum base lease payments are as follows:

Fiscal Year Ending
February 28,	Amount

2015	$55,077
Total	$55,077

Legal Proceedings

The Company previously reported that it was involved in a case titled Letty Garcia v. Carl Palmer; Seychelle Environmental Technologies, Inc., et, al., brought in the Superior Court for the State of California, San Diego County District.  This case was settled during the year ended February 28, 2014.  There was no additional expense to the Company in either of the years ended February 28, 2014 or 2013.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 10:    COMMITMENTS AND CONTINGENCIES (CONTINUED)

Otherwise, as of February 28, 2014, we know of no other material legal proceedings pending or threatened, or judgments entered against the Company or any of our directors or officers in their capacity as such.

Significant Agreements

In June 2002 the Company entered into a license agreement for a product known as the “Hand Held Pump Technology.”  The Company licensed all proprietary rights associated with this technology.  The Company will pay a 2% royalty on its gross sales resulting from use of the technology during the term of the license agreement. The license agreement was for an initial term of five years, with five successive five-year renewals.  This technology has resulted in a product called Pump N’ Pure which allows the user to draw filtered water from virtually any container or location.  The Company has commenced marketing the Hand Held Pump as part of its Aqua Gear product line to the United States sporting goods industry. During the years ended February 28, 2014 and 2013, the Company paid $-0- in license fees.

During July 2006, the Company signed a second exclusive license agreement for a patent and ownership of the trademark Aqua Gear. The Company will pay a 2% royalty on net sales resulting from use of this technology up to $120,000, and 1% thereafter. The license agreement shall continue indefinitely unless terminated due to a default or breach of the agreement. Products affected include all Aqua Gear trademarked filter bottles and flip up bottles sold in the product line.  As of the date of this document, approximately $30,300 in royalties has been paid under these license agreements. During the years ended February 28, 2014 and 2013, the Company paid $-0- in license fees.

During April 2006, the Company issued 50,000 common shares with an approximate value of $16,100 for the Redi Chlor brand name, trademark and the use of the EPA Registration Number 55304-4-7126. During the fiscal year ended February 28, 2007, the Company commenced selling the Redi Chlor brand name water chlorine tablets to consumers, dealers, distributors and manufacturers. In connection with this agreement, the Company is also obligated to remit a 10% commission on net sales, as defined, of the existing product, or any new products sold directly by the Company, and 10% on any product sold by the counterparty on behalf of Seychelle.  The agreement is for the life of the Company.  During the years ended February 28, 2014 and 2013, the Company paid $-0- in license fees.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 11:   GEOGRAPHIC AREAS

The Company sells its products throughout the United States and internationally. Geographic sales information for the fiscal years ended February 28, 2014 and 2013 is as follows:

	2014	2013
Water filtration products sold in(1):

The United States	$4,737,806	$4,465,268
Asia	168,318	176,698
United Kingdom	46,398	34,718
Other countries	176,039	170,463

Total	$5,128,561	$4,847,147
         _____________

           (1)    Sales are based on the country of residence of the customer.

Long lived assets at February 28, 2014 are in the following geographic areas:

	United
	States	China	Total

Property and equipment, net	$42,957	$128,056	$171,013

Intangible assets	3,943	-	3,943

Other assets	13,514	-	13,514
Total	$60,414	$128,056	$188,470

Long lived assets at February 28, 2013 are in the following geographic areas:

	United
	States	China	Total

Property and equipment, net	$56,952	$122,924	$179,876

Intangible assets	4,995	-	4,995

Other assets	8,514	-	8,514
Total	$70,461	$122,924	$193,385

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

We did not have any disagreements on accounting and financial disclosures with our present independent registered public accounting firm during the reporting periods.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of February 28, 2014.  Accordingly, we concluded that our disclosure controls and procedures were effective as of February 28, 2014.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded, as of February 28, 2014, we did maintain effective control over the financial reporting process.

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

ITEM 9B. OTHER INFORMATION.

Not Applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Executive Officers, their ages and positions held in the Company  are as follows:

Carl Palmer	79	President, and Director
Richard Parsons	79	Chief Executive Officer, Secretary and Director
James Place	75	Chief Operating Officer, Chief Financial Officer, Treasurer and Director

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

Biographies of Our Executive Officers and Directors

Carl Palmer.  Mr. Palmer is the Chairman, President and a Director of the Company. He was the founder of our Company in 1998, innovator of the complete line of Seychelle water filtration products and primary spokesperson worldwide. He is an internationally recognized expert in the field for over 40 years and pioneered the development of the reverse osmosis (RO) home and office pure water business in the U.S. in the late 1970’s. That company, Aq-Ro-Matic, was later sold to Coca-Cola in 1973. He developed the cellulose triacetate membrane, a breakthrough technological development in the industry and subsequently, created and sold pure water companies to Coca Cola Los Angeles as noted previously, AMF/Cuno in 1985 and Shaklee in 1989. Also, in the late 1980’s Mr. Palmer developed the Best Water reverse osmosis business for Shaklee and sold over $53 million in above-the-counter systems. Carl’s 30 years of direct sales experience has led to many significant business relationships, many of which continue today. He is the inventor of thirteen patented products related to water purification. Mr. Palmer received a Bachelors Degree from Whittier College.

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

James Place. Mr. Place is the Chief Operating Officer (COO), Treasurer, and a Director of our Company He joined the Company November 2004 as COO.   In March 2005, he assumed additional responsibilities for manufacturing, operations and became the Chief Financial Officer (CFO). He has over 40 years of experience in food, beverages and bottled water. While at Arrowhead, he took the liter, still and sparkling water business from $5 million to $100 million in 5 years. Mr. Place also had extensive marketing, new product development and operating experience with Fortune 100 companies such as Carnation, Kerr Glass and Hunt-Wesson. Mr. Place was Vice President and General Manager of the Grocery Products Division at Arrowhead from 1981 to 1988, a Vice President of Sales/Marketing - New Products at Kerr Glass from 1988 to 1990, Manager, New Products at Carnation from 1979 to 1981 and Sales/Marketing Manager at Hunt-Wesson Foods from 1970 to 1976.

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

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company during the fiscal year ended February 28, 2014, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Carl Palmer President Director	2014 2013 2012	$0.00 $0.00 $157,000(2)	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	0 0 0	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00

Richard Parsons (1) CEO Director	2014 2013 2012	$122,176 $92,380 $95,071	$11,127 $30,114 $6,221	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	0 0 0	$0.00 $0.00 $0.00	$0.00 $0.00 $ 0.00

James Place (1) COO & CFO Director	2014 2013 2012	$37,045 $32,393 $72,299	$2,379 $10,688 $6,221	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	0 0 0	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00
__________________

(1)	Elected to Board of Directors during November 2004.

(2)	During the twelve month period ended February 29, 2012, $157,000 was paid to a plaintiff for a personal lawsuit which the Company was obligated to pay through a court ruling as salary for Carl Palmer.

Name	Grant date	Type	Vesting Schedule	Restricted Shares Awarded	Grant Date Price	Grant Date Value	Total Restricted Shares at February 28, 2014	Year End Value

Richard Parsons	11/30/04	RS	100% vested	240,000	$0.03	$112,800	240,000	$ 151,200

Richard Parsons	3/29/05	RS	100% vested	316,312	$0.03	$ 79,100	316,312	$199,277

James Place	11/30/04	RS	100% vested	240,000	$0.03	$112,800	240,000	$ 151,200

OPTION/SAR GRANTS IN LAST FISCAL YEAR. The Company granted no options during the fiscal year ended February 28, 2014. The Company had no options outstanding as of the fiscal year ended February 28, 2014.

AGGREGATED OPTIONS/SARS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES. There were no outstanding options as of the fiscal year ended February 28, 2014.

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

DIRECTOR COMPENSATION. The Company made payments totaling $312,428, $165,575, and $336,812 combined for the fiscal years ended February 28, 2014 and 2013 and February 29, 2012, respectively.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of February 28, 2014, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. As of February 28, 2014 there were a total of 25,853,646  common shares  outstanding and 8,407,221 outstanding warrants for a total of 34,260,867 common shares and warrants.

NAME AND ADDRESS	AMOUNT AND NATURE OF	PERCENT OF
OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP (1)(2)(4)	CLASS

The TAM Irrevocable Trust	15,097,799 (3)	44.07%
4012 S. Rainbow #K111
Las Vegas, NV 80103-2012

Carl Palmer	-0-	-0-
251 Jeanell Dr., Ste 3
Carson City, NV 89703

Richard Parsons (Parsons Family Trust)	2,609,783	7.62%
251 Jeanell Dr., Ste 3
Carson City, NV 89703

James Place (The Place Trust)	1,755,000	5.12%
251 Jeanell Dr., Ste 3
Carson City, NV 89703

All officers and directors as a Group (three persons)	4,364,783	12.74%
_______________

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended February 28, 2014 and 2013, the Company paid certain expenses of approximately $14,000 and $0 on behalf of Carl Palmer, Chairman, President and Director of the Company, which will be repaid. This amount is included in related party receivable on the accompanying consolidated balance sheets.

The Company paid consulting fees to the Company’s primary shareholder (the TAM Irrevocable Trust, in which Cari Beck, is the trustee as well as a daughter of Carl Palmer an officer and Board member) totaling $137,700 and $62,000 during the years ended February 28, 2014 and 2013, respectively, which are included as a component of selling, general and administrative expenses on the consolidated statements of income.

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

	February 28,
	2014	2013

Audit fees	$56,500	$60,000
Audit related fees	-0-	-0-
Tax fees	5,000	5,000
All other fees	-0-	-0-

The audit fees in fiscal 2014 and 2013 include $56,500 and $60,000, respectively, of fees billed by RJI related to the audit of our consolidated financial statements, quarterly reviews and preparation of our corporate income tax returns.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibit No.	Description

2A*	Plan of Exchange between Seychelle Environmental Technologies, Inc. and Seychelle Water Technologies, Inc. dated January 30, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3A*	Articles of Incorporation dated January 23, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3B*	Articles of Merger of Royal Net, Inc. into Seychelle Environmental Technologies, Inc as filed with Form 10-SB 12 G on February 8, 2000.

3C*	Amendment to Articles of Incorporation re: Series "A" Preferred Stock as of January 31, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3D*	Amendment to Articles of Incorporation re: Series "AA" Preferred Stock as of June 5, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3E*	Amendment to Articles of Incorporation re: Series "AAA" Preferred Stock as of February 18, 1999 as filed with Form 10-SB 12 G on February 8, 2000.

3F*	Bylaws as filed with Form 10-SB 12 G on February 8, 2000.

10A*	Purchase Agreement with Aqua Vision as filed with Form 10-SB 12 G on February 8, 2000.

10B*	Amended Purchase Agreement with Aqua Vision as filed with Form 10-SB 12 G on February 8, 2000.

10C*	2000 Stock Compensation Plan I, dated July 1, 2000 as filed with Registration Statement on Form S-8 on August 31, 2000.

10D*	2002 Stock Compensation Plan I, dated February 12, 2002 as filed with Registration Statement on Form S-8 on February 27, 2002.

10E*	Purchase Agreement with Aqua Gear as filed with Annual Report on Form 10-K on June 14, 2002.

10F*	Employment Contract with Carl Palmer as filed with Annual Report on Form 10-K on June 14, 2002.

10G*	Management Consulting Contract with Richard Parsons

10H*	Management Consulting Contract with James Place

10I*	Joint Venture Agreement with Huanghua Plastic Co. Ltd. dated September 1, 2005

10J*	ABMS Health Care Pvt. Ltd. Distribution Rights Agreement dated April 1, 2006

10K*	Confident, Inc. Exclusive Distribution Rights Agreement dated January 1, 2006

Exhibit No.	Description

10L*	Continental Technologies. Inc., Purchase Agreement dated April 26, 2006

10M*	Promissory Note to TAM Irrevocable Trust dated May 1, 2001

10N*	Promissory Note to TAM Irrevocable Trust dated February 28, 2002

10O*	Promissory Note to TAM Irrevocable Trust dated February 28, 2003

10P*	Promissory Note to TAM Irrevocable Trust dated November 1, 2003

10Q*	Promissory Note to TAM Irrevocable Trust dated February 28, 2004

10R*	Food For Health Purchase Agreement

10S*	Food For Health Distribution Agreement

10T*	Seychelle Environmental Technologies, Inc. License Agreement with Mr. Gary Hess

21**	Subsidiaries

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes Oxley Act of 2002)

31.1**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

99*	Code of Ethics for Chief Executive Officer and Senior Financial Officers

___________________

*  Previously filed with the Securities and Exchange Commission as indicated and incorporated by reference herein

** Attached hereto

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May 23, 2014	By:	/s/ Richard Parsons
Richard Parsons Chief Executive Officer

Date: May 23, 2014	By:	/s/ Jim Place
Jim Place Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl Palmer
Carl Palmer, Director	May 23, 2014

/s/ Jim Place
Jim Place, Director	May 23, 2014

/s/ Richard Parsons
Richard Parsons, Director	May 23, 2014