Form 10-Q
period 2014-05-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2014-07-11
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending May 31, 2014

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

The number of shares outstanding of the Registrant's common stock, as of July 10, 2014 was 25,903,646

References in this document to "us," "we," or "Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiaries.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	May 31, 2014	February 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,710,448	$2,971,825
Accounts receivable, net of allowance for doubtful accounts and sales returns
of $3,400 and $3,400, respectively	309,452	316,358
Related party receivable	21,331	14,323
Inventory, net	1,030,541	990,253
Deferred tax assets	99,353	61,359
Prepaid expenses, deposits and other current assets	280,712	101,231
Total current assets	4,451,837	4,455,349

Property and equipment, net	168,443	171,013
Intangible assets, net	3,943	3,943
Deferred tax assets	433,874	433,874
Other assets	18,591	13,514

Total assets	$5,076,688	$5,077,693

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$144,341	$171,643
Customer deposits	167,630	199,572
Capital lease obligation, current portion	5,139	5,030
Total current liabilities	317,110	376,245

Long-term liabilities:
Capital lease obligation, net of current	7,577	8,894
Total liabilities	324,687	385,139

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 25,903,646 and 25,853,646 issued and outstanding at May 31, 2014 and February 28, 2014, respectively	25,904	25,854

Additional paid-in capital	8,189,288	8,067,163
Accumulated deficit	(3,463,191)	(3,400,463)
Total stockholders' equity	4,752,001	4,692,554

Total liabilities and stockholders' equity	$5,076,688	$5,077,693

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	May 31,	May 31,
	2014	2013
Sales	$1,107,298	$1,566,057
Cost of sales	569,835	773,314
Gross profit	537,463	792,743
Operating Expenses
Selling, General, and Administrative Expenses	634,309	496,839
Depreciation and Amortization	13,759	13,255
Total operating expenses	648,068	510,094
Income (Loss) from Operations	(110,605)	282,649
Other Income (Expense)
Interest income	1,660	223
Interest expense	(269)	(300)
Other income	8,492	53,531
Total other income	9,883	53,454
Income (loss) before provision for income taxes	(100,722)	336,103
Income tax benefit (expense)	37,994	(135,789)
Net Income (Loss)	$(62,728)	$200,314
BASIC INCOME (LOSS) PER SHARE	$(0.00)	$0.01
DILUTED INCOME (LOSS) PER SHARE	$(0.00)	$0.01
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,878,646	25,833,646
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,878,646	25,833,646

 See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	May 31,	May 31,
	2014	2013

OPERATING ACTIVITIES:
Net income (loss)	$(62,728)	$200,314
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	13,759	13,255
Stock-based compensation	122,175	85,711
Gain from sale of property and equipment	-	(124)
Increase in inventory reserve	-	32,751
Deferred tax benefit	(37,994)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,906	294,851
Increase in related party receivable	(7,008)	-
Increase in inventory	(40,288)	(144,076)
(Increase) decrease in prepaid expenses, deposits and other assets	(184,558)	57,051
Increase (decrease) in accounts payable and accrued expenses	(27,302)	25,993
Increase in income taxes payable	-	115,421
Decrease in customer deposits	(31,942)	(50,397)

Net Cash Provided By (Used In) Operating Activities	(248,980)	630,750

INVESTING ACTIVITIES:
Purchase of property and equipment	(10,755)	(6,258)
Proceeds from sale of property and equipment	-	1,250
Purchase of intangible assets	(434)	-
Net Cash Used In Investing Activities	(11,189)	(5,008)

FINANCING ACTIVITIES:
Repayment of capital lease obligation	(1,208)	(754)
Net Cash Used in Financing Activities	(1,208)	(754)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(261,377)	624,988

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,971,825	2,234,545

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,710,448	$2,859,533

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$269	$300
Income taxes	$-	$-

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1:    CONDENSED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiaries (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended February 28, 2014.  The results of operations for the periods ended May 31, 2014 and 2013 are not necessarily indicative of the operating results for the full fiscal years.

The summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the condensed consolidated financial statements and the February 28, 2014 consolidated financials included in the 10-K filed on May 23, 2014.

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

The denominator for diluted income (loss) per share for the periods ended May 31, 2014 and 2013 did not include warrants as they would have been anti-dilutive. At May 31, 2014 and 2013, 5,464,694 and 3,374,888 warrants, respectively, were excluded from the denominator for diluted income (loss) per share.

	For the three months ended
	May 31,
	2014	2013
Numerator:
Net Income (Loss) available to common shareholders	$(62,728)	$200,314
Weighted average shares – basic	25,878,646	25,833,646
Net income per share – basic	$(0.00)	$0.01

Dilutive effect of common stock equivalents:
Warrants	-	-
Weighted average shares – diluted	25,878,646	25,833,646
Net income per share – diluted	$(0.00)	$0.01

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 3:   COMMON STOCK PURCHASE WARRANTS

Common Stock
During the three month period ended May 31, 2014, 50,000 shares of restricted stock were issued by the Company to an employee. The shares vest over a two year period, with 17,000 shares vested upon issue. The remaining shares vest 17,000 and 16,000 after one and two years, respectively. The value recorded in the accompanying consolidated financial statements was based on the estimated fair value of the stock on the date of the grant.

During the quarter ended May 31, 2013, the Company did not issue any shares of common stock.

Warrants
The Company has determined the estimated value of warrants granted using the Black-Scholes option pricing model. The amount of the expense charged to operations for warrants was $88,175 for the three months ended May 31, 2014 and $85,711 for the three months ended May 31, 2013.  All outstanding warrants are expected to be vested in December 2015.

A summary of warrant activity for the three months ended May 31, 2014 is as follows:

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price
Outstanding at February 28, 2014	8,407,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	-	0.21
Outstanding at May 31, 2014	8,407,221	0.21
Vested at May 31, 2014	5,464,694	0.21
Exercisable at May 31, 2014	5,464,694	0.21

The following table summarizes significant ranges of outstanding warrants as of May 31, 2014:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise Price	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Life (Years)	Price	Outstanding	Price
$0.21	8,407,221	6.54	$0.21	5,464,694	$0.21

NOTE 4:    INVENTORY

The Company’s inventory consisted of the following at May 31,2014 and February 28, 2014:
	May 31, 2014	February 28, 2014
Raw materials	$627,680	$559,946
Finished goods	437,861	465,307
	1,065,541	1,025,253
Reserve for obsolete and slow moving inventory	(35,000)	(35,000)
	$1,030,541	$990,253

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 5:    LINE OF CREDIT

As of May 31, 2014, the Company had a line of credit agreement totaling $500,000, with no outstanding borrowings as of May 31, 2014.  The line expired June 30, 2014 and was renewed by the Company with a new expiration date of September 1, 2015.

NOTE 6:    CONCENTRATIONS

Sales to two customers accounted for 57% of sales for the three month period ended May 31, 2014. Accounts receivable from these two customers amounted to $187,633 or 61% of accounts receivable as of May 31, 2014.  Accounts receivable from one other customer represented 21% of accounts receivable as of May 31, 2014.

Sales to three customers accounted for 63% of sales for the three month period ended May 31, 2013.  Accounts receivable from these three customers amounted to $185,145, or 53% of accounts receivable at May 31, 2013.  Accounts receivable from one other customer represented 29% of accounts receivable at May 31, 2013.

NOTE 7:    RELATED PARTY TRANSACTIONS

During the three month periods ended May 31, 2014 and 2013, payments totaling $50,000 and $50,700, respectively, were made to TAM Irrevocable Trust (“TAM”) for consulting services, in which Cari Beck, is a trustee as well as the daughter of the Company’s President.

During the three month period ending May 31, 2014, the Company paid a $100,000 deposit to TAM for a future purchase of intellectual property retained by TAM when the Company was incorporated in 1998. This deposit is included in prepaid expenses, deposits and other current assets on the May 31, 2014 condensed consolidated balance sheet.   On June 16, 2014, subsequent to quarter-end, a final purchase price for this intellectual property of $150,000 was agreed upon. The $100,000 deposit was applied to that purchase price and rights to the intellectual property were transferred to the Company.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

The Company previously reported that it was involved in a case titled Letty Garcia v. Carl Palmer, Seychelle Environmental Technologies, Inc., et. al. brought in the Superior Court for the State of California, San Diego County District. This case has been transferred to the Orange County Superior Court for the State of California with additional hearings scheduled during the second quarter. We anticipate that it will be resolved this fiscal year and believe that Seychelle will prevail.

Otherwise, as of May 31, 2014, we know of no other legal proceedings pending or threatened, or judgments entered against the Company or any of our directors or officers in their capacity as such.

NOTE 9: SUBSEQUENT EVENTS

On June 16, 2014, the Company purchased certain intellectual property that had been retained by TAM when the Company was incorporated in 1998 for a purchase price of $150,000.  This intellectual property was capitalized as an intangible asset as of the purchase date.

On June 18, 2014, the Company renewed its line of credit agreement through September 1, 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiaries (the “Company”) as of and for the three month periods ended May 31, 2014 and 2013. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended February 28, 2014.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

(5)	the Company is subject to the risks of conducting business internationally; and

(6)
the industries in which the Company operates are highly competitive. Additional risks and uncertainties are outlined in the Company’s filings with the Securities and Exchange Commission, including its most recent fiscal 2014 Annual Report on Form 10-K.

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

Our principal business address is 32963 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summarized historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three months ended May 31, 2014 and 2013 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three-month period ended May 31, 2014 compared to the corresponding period in 2013

			Year over
	2014	2013	year change	%

Sales	$1,107,298	$1,566,057	(458,759)	(29%)
Cost of sales	569,835	773,314	(203,479)	(26%)
Gross profit	537,463	792,743	(255,280)	(32%)
Gross profit %	49%	51%
Selling general and administrative expenses	634,309	496,839	137,470	28%
Depreciation and amortization expense	13,759	13,255	504	4%
Income (loss) before provision (benefit) for income taxes	(100,722)	336,103	(436,825)	(130%)
Provision (benefit) for income taxes	(37,994)	135,789	(173,783)	(128%)

Net income (loss)	(62,728)	200,314	(263,042)	(131%)
	(6% )	13%

Sales. The decrease in sales is primarily due to lower sales from one customer who had accounted for 32% of sales for the three month ended May 31, 2014.  This customer accounted for approximately $520,000 in sales for the three months ended May 31, 2013, compared to $6,000 for the three months ended May 31, 2014.   This customer primarily purchased our Mission Pack product, sales of which decreased to zero in the three months ending May 31, 2014. The timing of this customer’s purchase of Mission Packs is irregular, and the decrease in sales during the three months ended May 31, 2014 was primarily related to this customer’s and product’s specific decrease.  During the three months ended May 31, 2014, sales of new bottle lines (our 20-ounce RAD Advanced bottle and 28-ounce Extreme flip-top bottle), increased to approximately $362,000 (from nothing in the three months ending May 31, 2013). We have seen increased demand for these types of bottles and expect to continue to see increased sales in the future. Continued increase for these two products and other new products ready for introduction in the second quarter will help to increase the customer base and lessen the dependency on the impact of our other significant customers.

Cost of sales and gross profit percentage. A portion of the decrease in cost of sales is a direct result of sales decreasing during the three-month period ended May 31, 2014.  As a percentage of sales, the gross profit margin during the three months ended May 31, 2014 decreased from 51% to 49%.  . During the three months ended May 31, 2013, the largest sale at the product line level was the Mission Packs, which produced sales of approximately $507,000 and carried a gross margin of approximately 49.6%.  During the three months ended May 31, 2014, there were no sales of Mission Packs due to ordering trends of one of our largest customers. However, during the three-month period ended May 31, 2014, sales of new bottle lines (our 20-ounce RAD Advanced bottle and 28-ounce Extreme flip-top bottle), increased to approximately $362,000 (from nothing in the three months ending May 31, 2013). These bottles carried a gross margin of approximately 44.1%, which is 5.5% lower than our top-selling product’s gross margin for the three-month period ended May 31, 2013. The decrease in gross margin of our top selling products during the three month period ended May 31, 2014 compared to the same period in the prior year was the major driver in the decrease in gross margin.  However, the new products had to bear a disproportionate share of the overhead due to the lower overall sales achieved for the first quarter.  The product mix and timing of significant sales is always a significant factor in the resulting profit margins reported.  The Company expects the gross margin percentages to remain at approximately 50% in the foreseeable future and anticipates increases in the gross margins on all new products as the sales improve from both new products and new markets.

Selling, general and administrative expenses. These expenses increased by approximately $137,000, or 28%, during the period ended May 31, 2014 compared to the same period ended in the prior year.  The increase was largely a direct result of the increase in legal costs incurred as well as personnel costs, including discretionary bonuses to executive management and a stock grant to an employee discussed in Note 3 of the accompanying condensed consolidated financial statements. Additionally, as part of a strategic move to accommodate expected profitable sales growth, we leased additional space for our production and warehousing to a new location, and incurred additional rent expense during the three month period ending May 31, 2014. The lease on the production warehouse we are vacating expired on June 30, 2014. These legal, personnel, and additional rent expenses are not expected to be recurring.

Depreciation and amortization expense.  Depreciation and amortization expense was relatively flat from period to period, but the slight increase is due to additional tooling being purchased during the periods.

Income tax expense (benefit).  The Company recorded an income tax benefit of approximately $38,000 due to the pretax loss of approximately $101,000 during the three-month period ended May 31, 2014, compared to a provision of approximately $136,000 due to the pretax income of approximately $336,000 during the three-month period ended May 31, 2013.

Net income (loss). Net loss for the three-month period ended May 31, 2014 was $62,728, down 131% compared to net income of $200,314 for the three-month period ended May 31, 2013.  This was primarily due to a decrease of approximately $520,000 in sales to a customer that accounted for 32% of sales during the three-month period ended May 31, 2013 to $6,000 for the three-month period ended May 31, 2014.  Additionally, the increase in selling, general and administrative expenses discussed above contributed to the net loss during the three-months ended May 31, 2014. We remain focused on the primary factors affecting our bottom line and look to improve the Company’s profitability in the upcoming periods during fiscal 2015 as noted previously in both the sales and cost of sales/gross profit percentage sections. .

Net cash provided by (used in) operating activities. During the three-month period ended May 31, 2014, cash used in operating activities was approximately $249,000, primarily as the result of the net loss reported for the period of approximately $63,000, compared to cash provided by  operating activities of approximately $631,000 during the three-month period ended May 31, 2013. Additionally, we made prepayments of approximately $185,000 on future expenses, increased our inventory by approximately $40,000, and reduced our accounts payable, accrued expense, and customer deposit liabilities by approximately $59,000. This was offset by adding back non-cash expenses for stock based compensation and depreciation and amortization, the net of which was approximately $136,000.

Net cash used in investing activities. During the three-month period ended May 31, 2014, the Company spent approximately $11,000 on capital expenditures. In the comparable period of the prior year, the Company spent approximately $6,000 on capital expenditures, net of $1,000 in proceeds from the sale of equipment.

Net cash provided by financing activities. Cash used in financing activities during the three month period ended May 31, 2014 was relatively consistent with the comparable period in the prior year.

As of May 31, 2014, the Company had approximately $2.7 million in cash and cash equivalents and $500,000 available to borrow under its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. The Company believes it has liquidity to meet its operating needs through the balance of fiscal 2015.

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

The Company believes that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its most recent fiscal 2014 Annual Report on Form 10-K have the greatest potential impact on its consolidated financial statements, so it considers these to be its critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates the Company uses in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for inventory reserves and stock-based compensation. These policies require that the Company make estimates in the preparation of its consolidated financial statements as of a given date.

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There were no material changes to the Company’s critical accounting policies or estimates during the three-month period ended May 31, 2014.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This new standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs.  The Company adopted ASU-2013-11 on March 1, 2014, and the adoption did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires entities to recognize revenue in the way it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most of the existing revenue recognition requirements in U.S. GAAP when it becomes effective.  This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted.  The Company is currently evaluating the effect that this pronouncement will have on our consolidated financial statements and related disclosures.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company previously reported that it was involved in a case titled Letty Garcia v. Carl Palmer, Seychelle Environmental Technologies, Inc., et. al. brought in the Superior Court for the State of California, San Diego County District. This case has been transferred to the Orange County Superior Court for the State of California with additional hearings scheduled during the second quarter. We anticipate that it will be resolved this fiscal year and believe that Seychelle will prevail.

Otherwise, as of May 31, 2014, we know of no other legal proceedings pending or threatened, or judgments entered against the Company or any of our directors or officers in their capacity as such.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our fiscal 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 23, 2014.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended May 31, 2014, 50,000 shares of restricted stock were issued by the Company to an employee. The shares vest over a two year period, with 17,000 shares vested upon issue. The remaining shares vest 17,000 and 16,000 after one and two years, respectively. The value recorded in the accompanying condensed consolidated financial statements was based on the estimated fair value of the stock on the date of the grant.

During the three-month periods ended May 31, 2013, there were no stock issuances.

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

Seychelle Environmental Technologies, Inc.

Date: July 11, 2014	By:	/s/ Dick Parsons
Dick Parsons Director, Chief Executive Officer

Date: July 11, 2014	By:	/s/ Jim Place
Jim Place Director and Chief Financial Officer and Chief Operating Officer