Form 10-Q
period 2014-08-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2014-10-10
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending August 31, 2014

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

The number of shares outstanding of the Registrant's common stock, as of  October 8, 2014 was 25,903,646

References in this document to "us," "we," or "Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiaries.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	August 31, 2014	February 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,389,178	$2,971,825
Accounts receivable, net of allowance for doubtful accounts and sales returns
of $13,300 and $3,400, respectively	323,640	316,358
Related party receivable	21,331	14,323
Inventory, net	974,363	990,253
Deferred tax assets	304,819	61,359
Prepaid expenses, deposits and other current assets	113,904	101,231
Total current assets	4,127,235	4,455,349

Property and equipment, net	176,224	171,013
Intangible assets, net	153,510	3,943
Deferred tax assets	433,874	433,874
Other assets	24,481	13,514

Total assets	$4,915,324	$5,077,693

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$223,018	$171,643
Customer deposits	182,806	199,572
Capital lease obligation, current portion	5,679	5,030
Total current liabilities	411,503	376,245

Long-term liabilities:
Capital lease obligation, net of current	6,233	8,894
Total liabilities	417,736	385,139

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 25,903,646 and 25,853,646 issued and outstanding at August 31, 2014 and February 28, 2014, respectively	25,904	25,854

Additional paid-in capital	8,277,463	8,067,163
Accumulated deficit	(3,805,779)	(3,400,463)
Total stockholders' equity	4,497,588	4,692,554

Total liabilities and stockholders' equity	$4,915,324	$5,077,693

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended August 31,
	2014	2013
Sales	$767,216	$1,096,947
Cost of sales	435,646	592,512
Gross profit	331,570	504,435
Operating Expenses
Selling, General, and Administrative Expenses	858,988	352,778
Depreciation and Amortization	15,815	13,675
Total operating expenses	874,803	366,453
Income (Loss) from Operations	(543,233)	137,982
Other Income (Expense)
Interest income	1,111	291
Interest expense	(179)	(566)
Other income (expense)	(5,953)	150
Total other income (expense)	(5,021)	(125)
Income (loss) before income tax benefit (expense)	(548,254)	137,857
Income tax benefit (expense)	205,666	(55,083)
Net Income (Loss)	$(342,588)	$82,774
BASIC INCOME (LOSS) PER SHARE	$(0.01)	$0.00
DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$0.00
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,903,646	25,853,646
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,903,646	26,571,641

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended August 31,
	2014	2013
Sales	$1,874,514	$2,663,004
Cost of sales	1,005,481	1,365,826
Gross profit	869,033	1,297,178
Operating Expenses
Selling, General, and Administrative Expenses	1,493,297	849,617
Depreciation and Amortization	29,574	26,930
Total operating expenses	1,522,871	876,547
Income (Loss) from Operations	(653,838)	420,631
Other Income (Expense)
Interest income	2,771	514
Interest expense	(448)	(866)
Other income	2,539	53,681
Total other income	4,862	53,329
Income (loss) before income tax benefit (expense)	(648,976)	473,960
Income tax benefit (expense)	243,660	(190,872)
Net Income (Loss)	$(405,316)	$283,088
BASIC INCOME (LOSS) PER SHARE	$(0.02)	$0.01
DILUTED INCOME (LOSS) PER SHARE	$(0.02)	$0.01
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,891,146	25,846,146
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,891,146	25,846,146

 See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended August 31,
	2014	2013

OPERATING ACTIVITIES:
Net income (loss)	$(405,316)	$283,088
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	29,574	26,930
Stock-based compensation	210,350	178,800
Gain from sale of property and equipment	-	(124)
Provision for doubtful accounts	9,958	(100,091)
Increase in inventory reserve	-	32,751
Deferred tax benefit	(243,460)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(17,240)	406,336
Increase in related party receivable	(7,008)	-
(Increase) decrease in inventory	15,890	(218,454)
(Increase) decrease in prepaid expenses, deposits and other assets	(23,640)	2,644
Increase (decrease) in accounts payable and accrued expenses	51,375	(52,235)
Increase in income taxes payable	-	162,182
Decrease in customer deposits	(16,766)	(87,555)

Net Cash Provided By (Used In) Operating Activities	(396,283)	634,272

INVESTING ACTIVITIES:
Purchase of property and equipment	(33,918)	(20,931)
Proceeds from sale of property and equipment	-	1,250
Purchase of intangible assets	(150,434)	(1,424)
Net Cash Used In Investing Activities	(184,352)	(21,105)

FINANCING ACTIVITIES:
Repayment of capital lease obligation	(2,012)	(2,290)
Net Cash Used in Financing Activities	(2,012)	(2,290)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(582,647)	610,877

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,971,825	2,234,545

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,389,178	$2,845,422

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$448	$866
Income taxes	$-	$-

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1:    CONDENSED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiaries (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2014.  The results of operations for the periods ended August 31, 2014 and 2013 are not necessarily indicative of the operating results for the full fiscal years.

The summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these condensed consolidated financial statements and the February 28, 2014 consolidated financials included in the 10-K filed on May 23, 2014.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

The denominator for diluted income (loss) per share for the three month period ended August 31, 2014 and for the six month periods ended August 31, 2014 and 2013 did not include warrants as they would have been anti-dilutive. The denominator for diluted income per share for the three month period ended August 31, 2013 is adjusted to include the effect of warrants totaling 717,995. During the six months ended August 31, 2014 and 2013, 5,885,055 and 4,245,186 warrants, respectively, were excluded from diluted income (loss) per share as their inclusion would be anti-dilutive.  During the three months ended August 31, 2014 and 2013, 5,885,055 and 4,256,762  warrants, respectively, were excluded from diluted income (loss) per share as their inclusion would be anti-dilutive.

	For the six months ended
	August 31,
	2014	2013
Numerator:
Net Income (Loss) available to common shareholders	$(405,316)	$283,088
Weighted average shares – basic	25,891,146	25,846,146
Net income (loss) per share – basic	$(0.02)	$0.01

Dilutive effect of common stock equivalents:
Warrants	-	-
Weighted average shares – diluted	25,891,146	25,846,146
Net income (loss) per share – diluted	$(0.02)	$0.01

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 2:    BASIC INCOME (LOSS) PER SHARE (continued)

	For the three months ended
	August 31,
	2014	2013
Numerator:
Net Income (Loss) available to common shareholders	$(342,588)	$82,774
Weighted average shares – basic	25,903,646	25,853,646
Net income per share – basic	$(0.01)	$0.00

Dilutive effect of common stock equivalents:
Warrants	-	717,995
Weighted average shares – diluted	25,903,646	26,571,641
Net income per share – diluted	$(0.01)	$0.00

NOTE 3:   COMMON STOCK PURCHASE WARRANTS

Common Stock
During the six month period ended August 31, 2014, 50,000 shares of restricted stock were issued by the Company to an employee. The shares vest over a two year period, with 17,000 shares vested upon issue. The remaining shares vest 17,000 and 16,000 after one and two years, respectively. The value recorded in the accompanying condensed consolidated financial statements was based on the estimated fair value of the stock on the date of the grant.

During the six months ended August 31, 2013, the Company issued 20,000 shares of restricted common stock for services rendered valued at $4,600. All shares of restricted stock were fully vested upon issuance, but not able to be traded on the open market upon issuance. The values recorded were based on the estimated fair value of the stock on the date of grant.

Warrants
The Company has determined the estimated value of warrants granted using the Black-Scholes option pricing model. The amount of the expense charged to operations for warrants was $88,175 and $176,350 for the three and six month periods ended August 31, 2014, respectively, and $85,711 and $174,200 for the three and six month periods ended August 31, 2013, respectively.  All outstanding warrants are expected to be vested in December 2015.

A summary of warrant activity for the six months ended August 31, 2014 is as follows:

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price
Outstanding at February 28, 2014	8,407,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	-	0.21
Outstanding at August 31, 2014	8,407,221	0.21
Vested at August 31, 2014	5,885,054	0.21
Exercisable at August 31, 2014	5,885,054	0.21

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 3:   COMMON STOCK PURCHASE WARRANTS (continued)

The following table summarizes significant ranges of outstanding warrants as of August 31, 2014:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise Price	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Life (Years)	Price	Outstanding	Price
$0.21	8,407,221	6.29	$0.21	5,885,054	$0.21

NOTE 4:    INVENTORY

The Company’s inventory consisted of the following at August 31, 2014 and February 28, 2014:
	August 31, 2014	February 28, 2014
Raw materials	$615,054	$559,946
Finished goods	394,309	465,307
	1,009,363	1,025,253
Reserve for obsolete and slow moving inventory	(35,000)	(35,000)
	$974,363	$990,253

NOTE 5:    LINE OF CREDIT

As of August 31, 2014, the Company had a line of credit agreement totaling $500,000, with no outstanding borrowings as of August 31, 2014.  The line expires on September 1, 2015.

NOTE 6:    CONCENTRATIONS

Sales to three customers accounted for 57% and 59% of sales for the three and six month periods ended August 31, 2014, respectively. Accounts receivable from these three customers amounted to $235,000 or 73% of accounts receivable as of August 31, 2014.

Sales to two customers accounted for 55% and 52% of the three and six month periods ended August 31, 2013, respectively.  Accounts receivable from five customers amounted to approximately 90% of accounts receivable at August 31, 2013.

NOTE 7:    RELATED PARTY TRANSACTIONS

During the three month periods ended August 31, 2014 and 2013, payments totaling $24,000 and $29,500, respectively, and during the six month periods ended August 31, 2014 and 2013, payments totaling $74,000 and $80,200, respectively, were made to TAM Irrevocable Trust (“TAM”) for consulting services, in which Cari Beck, is a trustee as well as the daughter of the Company’s President.

During the three month period ending August 31, 2014, the Company paid $150,000 to TAM for purchase of intellectual property retained by TAM when the Company was organized in 1998.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 8:  COMMITMENTS AND CONTINGENCIES

The Company previously reported that it was involved in a case titled Letty Garcia v. Carl Palmer, Seychelle Environmental Technologies, Inc., et. al. brought in the Superior Court for the State of California, San Diego County District. This case has been transferred to the Orange County Superior Court for the State of California with additional hearings scheduled during the third quarter. We anticipate that it will be resolved this fiscal year and believe that Seychelle will prevail.

In January 2012, the Company entered into a contract with a distributor in which it granted exclusive distribution rights for certain new product lines. Subsequently, there was a contract dispute that has resulted in a lawsuit titled Archette Wellness Group, dba Functional Water Technologies v. Seychelle Environmental Technologies, brought in the U.S. District Court, for the Central District of California, Southern Division. The Company believes it will prevail in this matter.

Otherwise, as of August 31, 2014, we know of no other legal proceedings pending or threatened, or judgments entered against the Company or any of its directors or officers in their capacity as such.

NOTE 9: SUBSEQUENT EVENTS

On September 4, 2014, 10,000 shares of restricted stock were issued by the Company to an employee. All shares of restricted stock were fully vested upon issuance.

On September 4, 2014, a prepayment totaling $50,000 was made to TAM for consulting services to be provided during the three months ending November 30, 2014.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiaries (the “Company”) as of and for the six and three month periods ended August 31, 2014 and 2013. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

(3)	the Company’s sales are concentrated to a few large customers, and loss of business from one or more could impact the Company’s revenues, gross profit and operating results;

(4)	the Company’s cost of sales may be materially affected by increases in the market prices of the raw materials used in the Company’s assembly processes;

(5)	the Company’s water related product sales could be materially affected by weather conditions and government regulations;

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

Our principal business address is 32963 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summarized historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three and six month periods ended August 31, 2014 and 2013 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three month period ended August 31, 2014 compared to the corresponding period in 2013

			Period over
	2014	2013	Period change	%

Sales	$767,216	$1,096,947	(329,731)	(30%)
Cost of sales	435,646	592,512	(156,866)	(26%)
Gross profit	331,570	504,435	(172,865)	(34%)
Gross profit %	43%	46%
Selling general and administrative expenses	858,988	352,778	506,210	143%
Depreciation and amortization expense	15,815	13,675	2,140	16%
Income (loss) before income tax benefit (expense)	(548,254)	137,857	(686,111)	(498%)
Income tax benefit (expense)	205,666	(55,083)	260,749	(473%)

Net income (loss)	(342,588)	82,774	(425,362)	(514%)

Sales. Our customer concentration is constantly changing, which contributes toward much of the fluctuation in sales. The current period decrease in sales is primarily due to lower sales from our largest customers. Our largest customer accounted for 37% of sales during the three months ended August 31, 2014, compared to 34% of our sales during the three months ended August 31, 2013. Additionally, there was a decrease in sales from three other large customers who had accounted for 31% of sales for the three months ended August 31, 2013 and accounted for only 4% of our sales during the three months ended August 31, 2014.  Our largest customer accounted for approximately $374,000 in sales for the three months ended August 31, 2013, compared to $287,000 during the three months ended August 31, 2014 (a decrease of $87,000 or 23%). The three other large customers accounted for approximately $341,000 in sales for the three months ended August 31, 2013, compared to $33,000 for the three months ended August 31, 2014 (a decrease of $308,000 or 90%).   During the three months ended August 31, 2014, we shifted our focus toward building a broader customer base by hiring a national sales manager to develop stronger sales relationships with our current and potential customers, which will partially offset the decrease in sales from our largest customers. Management believes this action will positively impact our sales going forward.

Cost of sales and gross profit percentage. A portion of the decrease in cost of sales is a direct result of sales decreasing during the three month period ended August 31, 2014.  As a percentage of sales, the gross profit margin during the three months ended August 31, 2014 decreased from 46% to 43%.  During the three months ended August 31, 2013, the largest sale at the product line level was the Mission Packs, which produced sales of approximately $175,000 and carried a gross margin of approximately 49.6%.  During the three months ended August 31, 2014, there were no sales of Mission Packs due to ordering trends of one of our largest customers. However, during the three month period ended August 31, 2014, sales of new bottle lines (our 20-ounce RAD Advanced bottle and 28-ounce Extreme flip-top bottle), increased to approximately $238,000 (from nothing in the three months ending August 31, 2013). These bottles carried a gross margin of approximately 44.7%, which is 4.9% lower than our top-selling product’s gross margin for the three month period ended August 31, 2013.  Additionally, we had a customer during the three months ended August 31, 2014 that accounted for $108,000 or 14% of total sales for which we negotiated a price on a specific customized bottle with a gross margin of approximately 39%. Currently, that customer is only purchasing that single customized bottle. There were no sales to this customer or of this customized bottle during the three months ended August 31, 2013. The Company expects gross margins to return to fiscal 2013 levels due to revenue increases, which will result in a wider product mix that includes higher-margin products.

Selling, general and administrative expenses. These expenses increased by approximately $506,000, or 143%, during the period ended August 31, 2014 compared to the same period ended in the prior year.  The increase was largely a result of the increase in legal costs incurred related to issues described in Note 8 of the accompanying condensed consolidated financial statements as well as additional personnel costs, including hiring a full time corporate controller and national sales manager (neither position was in place during the three months ended August 31, 2013) and a stock grant to an employee discussed in Note 3 of the accompanying condensed consolidated financial statements.  Additionally, as part of a strategic move to pursue a retail market for our products, we also incurred incremental  costs to develop product branding and packaging specific to retail. Lastly, we incurred moving costs during the three months ended August 31, 2014 relocating our production and customer service departments. The retail packaging and moving costs are expected to be non-recurring in future periods. We anticipate incurring additional legal costs through the end of our current fiscal year, but do not expect these costs to carry over into future years.

During the three month periods ended August 31, 2014 and 2013, payments totaling $24,000 and $29,500, respectively, were made to TAM Irrevocable Trust (“TAM”) for consulting services, in which Cari Beck, is a trustee as well as the daughter of the Company’s President.

Depreciation and amortization expense.  Depreciation and amortization expense was relatively flat from period to period, but the slight increase is due to additional tooling and a Company vehicle being purchased during the periods.

Income tax expense (benefit).  The Company recorded an income tax benefit of approximately $206,000 due to the pretax loss of approximately $548,000 during the three month period ended August 31, 2014, compared to a provision of approximately $55,000 due to the pretax income of approximately $138,000 during the three month period ended August 31, 2013.

Net income (loss). Net loss for the three month period ended August 31, 2014 was $342,588, down 514% compared to net income of $82,774 for the three month period ended August 31, 2013.  This was primarily due to a decrease of approximately $396,000 in sales to our largest customers that accounted for an aggregate 65% of sales during the three month period ended August 31, 2013 and only 41% of sales for the three month period ended August 31, 2014.  Additionally, the increase in selling, general and administrative expenses discussed above contributed to the net loss during the three months ended August 31, 2014. We remain focused on the primary factors affecting our bottom line and look to improve the Company’s profitability in the upcoming periods during fiscal 2015 and future fiscal years.

Six month period ended August 31, 2014 compared to the corresponding period in 2013

			Period over
	2014	2013	Period change	%

Sales	$1,874,514	$2,663,004	(788,490)	(30%)
Cost of sales	1,005,481	1,365,826	(360,345)	(26%)
Gross profit	869,033	1,297,178	(428,145)	(33%)
Gross profit %	46%	49%
Selling general and administrative expenses	1,493,297	849,617	643,680	76%
Depreciation and amortization expense	29,574	26,930	2,644	10%
Income (loss) before income tax benefit (expense)	(648,976)	473,960	(1,122,936)	(237%)
Income tax benefit (expense)	243,660	(190,872)	434,532	(228%)

Net income (loss)	(405,316)	283,088	(688,404)	(243%)

Sales. Our customer concentration is constantly changing, which contributes toward much of the fluctuation in sales. The current period decrease in sales is primarily due to lower sales from a large customer, who accounted for approximately $747,000 or 28% of sales during the six months ended August 31, 2013 and approximately $27,000 or 1% of our sales during the six months ended August 31, 2014 (a decrease of $720,000 or 96%). This customer has historically placed large orders irregularly, and we expect to continue to sell to this customer in future periods.

Cost of sales and gross profit percentage. A portion of the decrease in cost of sales is a direct result of sales decreasing during the six month period ended August 31, 2014.  As a percentage of sales, the gross profit margin during the six months ended August31, 2014 decreased from 49% to 46%.   During the six months ended August 31, 2013, the largest sale at the product line level was the Mission Packs, which produced sales of approximately $682,000 and carried a gross margin of approximately 50.3%.  During the six months ended August 31, 2014, there were no sales of Mission Packs due to ordering trends of one of our largest customers. However, during the six month period ended August 31, 2014, sales of new bottle lines (our 20-ounce RAD Advanced bottle and 28-ounce Extreme flip-top bottle), increased to approximately $620,000 (from nothing in the six months ending August 31, 2013). These bottles carried a gross margin of approximately 46.4%, which is 3.9% lower than our top-selling product’s gross margin for the six month period ended August 31, 2013.  Additionally, we had a customer during the six months ended August 31, 2014 that accounted for $146,000 or 8% of total sales for which we negotiated a price on a specific customized bottle with a gross margin of approximately 41%. Currently, that customer is only purchasing that single customized bottle. There were no sales to this customer or of this customized bottle during the three months ended August 31, 2013. The Company expects gross margins to return to fiscal 2013 levels due to revenue increases, which will result in a wider product mix that includes higher-margin products.

 Selling, general and administrative expenses. These expenses increased by approximately $644,000, or 76%, during the period ended August 31, 2014 compared to the same period ended in the prior year.  The increase was largely a result of the increase in legal costs incurred related to issues described in Note 8 of the accompanying condensed consolidated financial statements as well as additional personnel costs, including hiring a full time corporate controller and national sales manager (neither role was in place during the period ended August 31, 2013) and a stock grant to an employee discussed in Note 3 of the accompanying condensed consolidated financial statements.  As part of a strategic move to pursue a retail market for our products, we also incurred additional incremental costs to develop product branding and packaging specific to retail. Additionally, we incurred moving costs during the period ended August 31, 2014 relocating our production and customer service departments. The retail packaging and moving costs are expected to be non-recurring. We anticipate incurring additional legal costs through the end of our current fiscal year, but do not expect these costs to carry over into future years.

During the six month periods ended August 31, 2014 and 2013, payments totaling $74,000 and $80,200, respectively, were made to TAM Irrevocable Trust (“TAM”) for consulting services, in which Cari Beck, is a trustee as well as the daughter of the Company’s President.

Depreciation and amortization expense.  Depreciation and amortization expense was relatively flat from period to period, but the slight increase is due to additional tooling and a Company vehicle being purchased during the periods.

Income tax expense (benefit).  The Company recorded an income tax benefit of approximately $244,000 due to the pretax loss of approximately $649,000 during the six month period ended August 31, 2014, compared to a provision of approximately $191,000 due to the pretax income of approximately $474,000 during the six month period ended August 31, 2013.

Net income (loss). Net loss for the six month period ended August 31, 2014 was $405,316, down 243% compared to net income of $283,088 for the six month period ended August 31, 2013.  This was primarily due to a decrease of approximately $720,000 in sales to a customer that accounted for 28% of sales during the six month period ended August 31, 2013 to $27,000 for the six month period ended August 31, 2014.  Additionally, the increase in selling, general and administrative expenses discussed above contributed to the net loss during the six months ended August 31, 2014. We remain focused on the primary factors affecting our bottom line and look to improve the Company’s profitability in the upcoming periods during fiscal 2015 and in future fiscal years.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities. During the six month period ended August 31, 2014, cash used in operating activities was approximately $396,000, primarily as the result of the net loss reported for the period of approximately $405,000, compared to cash provided by  operating activities of approximately $634,000 during the six month period ended August 31, 2013. Additionally, we made prepayments of approximately $24,000 on future expenses, reduced our customer deposit liabilities by approximately $17,000, and recorded a non-cash tax benefit of approximately $243,000. This was offset by  an increase in accounts payable and accrued expenses of approximately $51,000 and adding back non-cash expenses for stock based compensation and depreciation and amortization, the net of which was approximately $249,000.

Net cash used in investing activities. During the six month period ended August 31, 2014, the Company spent approximately $34,000 on capital expenditures and $150,000 for intangible assets. In the comparable period of the prior year, the Company spent approximately $21,000 on capital expenditures, net of $1,000 in proceeds from the sale of equipment, and approximately $1,000 for intangible assets.

Net cash provided by financing activities. Cash used in financing activities during the six month period ended August 31, 2014 was relatively consistent with the comparable period in the prior year.

As of August 31, 2014, the Company had approximately $2.4 million in cash and cash equivalents and $500,000 available to borrow under its line of credit. The line of credit does not contain any limitations on borrowing or any restrictive debt covenants. The Company believes it has liquidity to meet its operating needs through the balance of fiscal 2015.

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

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There were no material changes to the Company’s critical accounting policies or estimates during the six and three month periods ended August 31, 2014.

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

In August 2014, FASB issued ASU No. 2014-15, “Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Accounting Standards Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these condensed consolidated financial statements for additional disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company previously reported that it was involved in a case titled Letty Garcia v. Carl Palmer, Seychelle Environmental Technologies, Inc., et. al. brought in the Superior Court for the State of California, San Diego County District. This case has been transferred to the Orange County Superior Court for the State of California with additional hearings scheduled during the third quarter. We anticipate that it will be resolved this fiscal year and believe that Seychelle will prevail.

In January 2012, the Company entered into a contract with a distributor in which it granted exclusive distribution rights for certain new product lines. Subsequently, there was a contract dispute that has resulted in a lawsuit titled Archette Wellness Group, dba Functional Water Technologies v. Seychelle Environmental Technologies, brought in the U.S. District Court, Central District of California, Southern Division. The Company believes it will prevail in this matter.

Otherwise, as of August 31, 2014, we know of no other legal proceedings pending or threatened, or judgments entered against the Company or any of our directors or officers in their capacity as such.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our fiscal 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 23, 2014.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended August 31, 2014, 50,000 shares of restricted stock were issued by the Company to an employee. The shares vest over a two year period, with 17,000 shares vested upon issue. The remaining shares vest 17,000 and 16,000 after one and two years, respectively. The value recorded in the accompanying condensed consolidated financial statements was based on the estimated fair value of the stock on the date of the grant.

During the six month periods ended August 31, 2013, there were no stock issuances.

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

Seychelle Environmental Technologies, Inc.

Date: October 10, 2014	By:	/s/ Dick Parsons
Dick Parsons Director, Chief Executive Officer

Date: October 10, 2014	By:	/s/ Jim Place
Jim Place Director and Chief Financial Officer and Chief Operating Officer

19