Form 10-Q
period 2014-11-30
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2015-01-14
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending November 30, 2014

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

The number of shares outstanding of the Registrant's common stock, as of  January 14, 2015 was 25,913,646.
.
References in this document to "us," "we," “Seychelle,” “SYEV,” or "the Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiaries.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	November 30, 2014	February 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,010,609	$2,971,825
Accounts receivable, net of allowance for doubtful accounts and sales returns
of $13,300 and $3,400, respectively	319,150	316,358
Related party receivable	8,726	14,323
Inventory, net	1,050,442	990,253
Deferred tax assets	463,205	61,359
Prepaid expenses, deposits and other current assets	173,526	101,231
Total current assets	4,025,658	4,455,349

Property and equipment, net	169,799	171,013
Intangible assets, net	153,076	3,943
Deferred tax assets	433,874	433,874
Other assets	24,481	13,514

Total assets	$4,806,888	$5,077,693

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$246,771	$171,643
Customer deposits	242,485	199,572
Capital lease obligation, current portion	5,633	5,030
Total current liabilities	494,889	376,245

Long-term liabilities:
Capital lease obligation, net of current	5,474	8,894
Total liabilities	500,363	385,139

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 25,913,646 and 25,853,646 issued and outstanding at November 30, 2014 and February 28, 2014, respectively	25,914	25,854

Additional paid-in capital	8,369,428	8,067,163
Accumulated deficit	(4,088,817)	(3,400,463)
Total stockholders' equity	4,306,525	4,692,554

Total liabilities and stockholders' equity	$4,806,888	$5,077,693

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended November 30,
	2014	2013
Sales	$1,287,814	$1,197,653
Cost of sales	724,997	620,324
Gross profit	562,817	577,329
Operating Expenses
Selling, General, and Administrative Expenses	995,161	393,278
Depreciation and Amortization	16,827	13,893
Total operating expenses	1,011,988	407,171
Income (Loss) from Operations	(449,171)	170,158
Other Income (Expense)
Interest income	947	1,089
Interest expense	(401)	(242)
Other income (expense)	7,201	(1)
Total other income	7,747	846
Income (loss) before income tax benefit	(441,424)	171,004
Income tax benefit	158,386	26,411
Net Income (Loss)	$(283,038)	$197,415
BASIC INCOME (LOSS) PER SHARE	$(0.01)	$0.01
DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$0.01
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,913,206	25,853,646
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,913,206	29,661,931

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended November 30,
	2014	2013
Sales	$3,162,328	$3,860,657
Cost of sales	1,730,478	1,986,150
Gross profit	1,431,850	1,874,507
Operating Expenses
Selling, General, and Administrative Expenses	2,488,457	1,242,895
Depreciation and Amortization	46,402	40,823
Total operating expenses	2,534,859	1,283,718
Income (Loss) from Operations	(1,103,009)	590,789
Other Income (Expense)
Interest income	3,718	1,603
Interest expense	(849)	(1,108)
Other income	9,740	53,680
Total other income	12,609	54,175
Income (loss) before income tax benefit (expense)	(1,090,400)	644,964
Income tax benefit (expense)	402,046	(164,461)
Net Income (Loss)	$(688,354)	$480,503
BASIC INCOME (LOSS) PER SHARE	$(0.03)	$0.02
DILUTED INCOME (LOSS) PER SHARE	$(0.03)	$0.02
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,898,446	25,848,628
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,898,446	27,533,658

 See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended November 30,
	2014	2013

OPERATING ACTIVITIES:
Net income (loss)	$(688,354)	$480,503
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	46,402	40,823
Stock-based compensation	302,325	267,290
Gain from sale of property and equipment	-	(124)
Provision for doubtful accounts	9,900	(114,591)
Decrease in inventory reserve	-	(48,509)
Deferred tax benefit	(401,846)	(100,000)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(12,692)	226,416
Decrease in related party receivable	5,597	-
Increase in inventory	(60,189)	(359,093)
Increase in prepaid expenses, deposits and other assets	(83,262)	(58,821)
Increase in accounts payable and accrued expenses	75,128	63,245
Increase in income taxes payable	-	235,771
Increase (decrease) in customer deposits	42,913	(85,305)

Net Cash Provided By (Used In) Operating Activities	(764,078)	547,605

INVESTING ACTIVITIES:
Purchase of property and equipment	(43,887)	(29,359)
Proceeds from sale of property and equipment	-	1,250
Purchase of intangible assets	(150,434)	(1,424)
Net Cash Used In Investing Activities	(194,321)	(29,533)

FINANCING ACTIVITIES:
Repayment of capital lease obligation	(2,817)	(3,073)
Net Cash Used in Financing Activities	(2,817)	(3,073)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(961,216)	514,999

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,971,825	2,234,545

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,010,609	$2,749,544

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$849	$1,108
Income taxes	$-	$-

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1:    CONDENSED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiaries (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2014.  The results of operations for the periods ended November 30, 2014 and 2013 are not necessarily indicative of the operating results for the full fiscal years.

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

The denominator for diluted income (loss) per share for the three and nine month periods ended November 30, 2014 did not include warrants as they would have been anti-dilutive.  During the three and nine months ended November 30, 2014, 4,677,123 and  6,305,415  warrants, respectively, were excluded from diluted income (loss) per share as their inclusion would be anti-dilutive. The denominator for diluted income per share for the three and  nine month periods ended November 30, 2013 is adjusted to include the effect of warrants totaling  3,808,285 and 1,685,030, respectively.

	For the nine months ended
	November 30,
	2014	2013
Numerator:
Net Income (Loss) available to common shareholders	$(688,354)	$480,503
Weighted average shares – basic	25,898,446	25,848,628
Net income (loss) per share – basic	$(0.03)	$0.02

Dilutive effect of common stock equivalents:
Warrants	-	1,685,030
Weighted average shares – diluted	25,898,446	27,533,658
Net income (loss) per share – diluted	$(0.03)	$0.02

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 2:    BASIC INCOME (LOSS) PER SHARE (continued)

	For the three months ended
	November 30,
	2014	2013
Numerator:
Net Income (Loss) available to common shareholders	$(283,038)	$197,415
Weighted average shares – basic	25,913,206	25,853,646
Net income per share – basic	$(0.01)	$0.01

Dilutive effect of common stock equivalents:
Warrants	-	3,808,285
Weighted average shares – diluted	25,913,206	29,661,931
Net income per share – diluted	$(0.01)	$0.01

NOTE 3:   COMMON STOCK PURCHASE WARRANTS

Common Stock
During the nine month period ended November 30, 2014, 60,000 shares of restricted stock were issued by the Company to employees. 50,000 shares vest over a two year period, with 17,000 shares vested upon issue, with 17,000 and 16,000 after one and two years, respectively. The other 10,000 shares were fully vested upon issuance. The value recorded in the accompanying condensed consolidated financial statements was based on the estimated fair value of the stock on the date of the grant and aggregated $3,800.

During the nine months ended November 30, 2013, the Company issued 20,000 shares of restricted common stock for services rendered valued at $4,600. All shares of restricted stock were fully vested upon issuance, but not able to be traded on the open market upon issuance. The values recorded were based on the estimated fair value of the stock on the date of grant.

Warrants
The Company has determined the estimated value of warrants granted using the Black-Scholes option pricing model. The amount of the expense charged to operations for warrants was $88,175 and $264,525 for the three and nine month periods ended November 30, 2014, respectively, and $88,490 and $262,690 for the three and nine month periods ended November 30, 2013, respectively.  All outstanding warrants are expected to be vested in December 2015.

A summary of warrant activity for the nine months ended November 30, 2014 is as follows:

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price
Outstanding at February 28, 2014	8,407,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	-	0.21
Outstanding at November 30, 2014	8,407,221	0.21
Vested at November 30, 2014	6,305,415	0.21
Exercisable at November 30, 2014	6,305,415	0.21

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 3:   COMMON STOCK PURCHASE WARRANTS (continued)

The following table summarizes significant ranges of outstanding warrants as of November 30, 2014:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise Price	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Life (Years)	Price	Outstanding	Price
$0.21	8,407,221	6.04	$0.21	6,305,415	$0.21

NOTE 4:    INVENTORY

The Company’s inventory consisted of the following at November 30, 2014 and February 28, 2014:
	November 30, 2014	February 28, 2014
Raw materials	$629,408	$559,946
Finished goods	456,034	465,307
	1,085,442	1,025,253
Reserve for obsolete and slow moving inventory	(35,000)	(35,000)
	$1,050,442	$990,253

NOTE 5:    LINE OF CREDIT

As of November 30, 2014, the Company had a line of credit agreement totaling $500,000, with no outstanding borrowings as of November 30, 2014.  The line expires on September 1, 2015. (See Note 9).

NOTE 6:    CONCENTRATIONS

Sales to three customers accounted for 63% and 61% of sales for the three and nine month periods ended November 30, 2014, respectively. Accounts receivable from these three customers amounted to $233,000 or 70% of accounts receivable as of November 30, 2014.

Sales to two customers accounted for 55% and 47% of the three and nine month periods ended November 30, 2013, respectively.  Accounts receivable from three customers amounted to approximately 80% of accounts receivable at November 30, 2013.

NOTE 7:    RELATED PARTY TRANSACTIONS

During the three month periods ended November, 2014 and 2013, payments totaling $103,250 and $20,000, respectively, and during the nine month periods ended November 30, 2014 and 2013, payments totaling $177,250 and $100,200, respectively, were made to TAM Irrevocable Trust (“TAM”) for consulting services, in which Cari Beck, is a trustee as well as the daughter of the Company’s President.

During the nine month period ending November 30, 2014, the Company paid $150,000 to TAM for purchase of intellectual property retained by TAM when the Company was organized in 1998.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 8:  COMMITMENTS AND CONTINGENCIES

The Company previously reported that it was involved in a case titled Letty Garcia v. Carl Palmer, Seychelle Environmental Technologies, Inc., et. al. brought in the Superior Court for the State of California, San Diego County District. This case has been transferred to the Orange County Superior Court for the State of California with additional hearings scheduled during the fourth quarter. We anticipate that it will be resolved this fiscal year and believe that Seychelle will prevail.

In January 2012, the Company entered into a contract with a distributor in which it granted exclusive distribution rights for certain new product lines. Subsequently, there was a contract dispute that has resulted in a lawsuit titled Archette Wellness Group, dba Functional Water Technologies v. Seychelle Environmental Technologies , brought in the U.S. District Court, for the Central District of California, Southern Division. The Company believes it will prevail in this matter.

Otherwise, as of November 30, 2014, we know of no other legal proceedings pending or threatened, or judgments entered against the Company or any of its directors or officers in their capacity as such.

NOTE 9: SUBSEQUENT EVENTS

On December 2, 2014, a prepayment totaling $50,000 was made to TAM for consulting services to be provided during the three months ending February 28, 2015.

On December 10, 2014, our bank notified us that our line of credit discussed in Note 5 of the accompanying condensed consolidated financial statement would no longer be accessible by us.  This situation is not material to our operations.  However, we plan to request that our bank restore out line of credit as soon as we return to a net profit position for at least one fiscal quarter.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiaries (the “Company”) as of and for the three and nine month periods ended November 30, 2014 and 2013. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

Our principal business address is 32963 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summarized historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three and nine month periods ended November 30, 2014 and 2013 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three month period ended November 30, 2014 compared to the corresponding period in 2013

			Period over
	2014	2013	Period change	%

Sales	$1,287,814	$1,197,653	90,161	8%
Cost of sales	724,997	620,324	104,673	17%
Gross profit	562,817	577,329	(14,512)	(3)%
Gross profit %	44%	48%
Selling general and administrative expenses	995,161	393,278	601,883	153%
Depreciation and amortization expense	16,827	13,893	2,934	21%
Income (loss) before income tax benefit (expense)	(441,424)	171,004	(612,428)	(358%)
Income tax benefit	158,386	26,411	131,975	500%

Net income (loss)	(283,038)	197,415	(480,453)	(243%)

Sales. Our customer concentration is constantly changing, which contributes toward much of the fluctuation in sales. The current period increase in sales is primarily due to higher sales from our largest customers. Our largest customer accounted for $568,000 or 44% of sales during the three months ended November 30, 2014, compared to $471,000 or 39% of our sales during the three months ended November 30, 2013. During the three months ended November 30, 2014, we shifted our focus toward building a broader customer base through the work of a national sales manager to develop stronger sales relationships with our current and potential customers (this role did not exist during the three months ended November 30, 2013). Management believes this action will continue to positively impact our sales going forward.

Cost of sales and gross profit percentage. A portion of the increase in cost of sales is a direct result of sales increasing during the three month period ended November 30, 2014.  As a percentage of sales, the gross profit margin during the three months ended November 30, 2014 decreased from 48% to 44%.  During the three months ended November 30, 2014, we sold certain products to our largest customer at a lower price than the three months ended November 30, 2013, as a result of the higher quantities that were  purchased.  During the three months ended November 30, 2014 and 2013, three specific products had combined sales of $274,000 and $228,000, respectively, with corresponding gross margins of 36% and 52%, respectively.  The decrease in gross margins was   a direct result of the lower sales prices.    The Company expects gross margins to return to fiscal 2014 levels as a result of efforts to diversify our customer base, which will result in a wider product mix that includes higher-margin product sales.

Selling, general and administrative expenses. These expenses increased by approximately $602,000, or 153%, during the period ended November 30, 2014 compared to the same period ended in the prior year.  The increase was largely a result of the increase in legal costs incurred related to issues described in Note 8 of the accompanying condensed consolidated financial statements. During the three months ended November 30, 2014 and 2013, selling, general and administrative expenses net of approximately $468,000 in legal costs incurred related to the Archette case would have been:

			Period over
	2014	2013	Period change	%

Selling general and administrative expenses	527,320	393,278	134,042	34%

The $134,042 or 34% increase for the three months ended November 30, 2014 (net of legal costs incurred related to Archette) was a result of additional personnel costs, including hiring a full time corporate controller and national sales manager (neither position was in place during the three months ended November 30, 2013) and stock grants to employees discussed in Note 3 of the accompanying condensed consolidated financial statements.  Additionally, we incurred approximately $25,000 on other litigation (see Note 8 to the condensed consolidated financial statements) during the three months ended November 30, 2014 compared to nothing during the three months ended November 30, 2013.  We have also experienced rising health care costs, which accounted for approximately $17,000 of the increase to selling, general and administrative expenses during the three months ended November 30, 2014.  We anticipate incurring additional legal costs through the end of our current fiscal year, but do not expect these costs to carry over into future years and we are currently re-evaluating our health insurance programs and obtaining proposals on both health and workers’ compensation insurance policies in order to negate this increase in future periods.

During the three month periods ended November 30, 2014 and 2013, payments totaling $103,000 and $20,000, respectively, were made to TAM Irrevocable Trust (“TAM”) for consulting services, in which Cari Beck, is a trustee as well as the daughter of the Company’s President.

Depreciation and amortization expense.  Depreciation and amortization expense was relatively flat from period to period, but the slight increase is due to additional tooling and a Company vehicle that was purchased during the period.

Income tax benefit.  The Company recorded an income tax benefit of approximately $158,000 due to the pretax loss of approximately $441,000 during the three month period ended November 30, 2014, compared to a benefit of approximately $26,000 during the three month period ended November 30, 2013.

Net income (loss). Net loss for the three month period ended November 30, 2014 was $283,038, down 243% compared to net income of $197,415 for the three month period ended November 30, 2013. During the three months ended November 30, 2014 and 2013, net income, exclusive of approximately $468,000 in legal costs incurred related to the Archette case (offset by a reduction in income tax benefit of approximately $168,000) would have been:

			Period over
	2014	2013	Period change	%
Income (loss) before income tax benefit (expense)	26,576	171,004	(144,428)	(84%)
Income tax benefit (expense)	(9,614)	26,411	(36,025)	(136%)

Net income (loss)	16,962	197,415	(180,453)	(91%)

Excluding the legal costs related to the Archette case, the decrease in net income during the three months ended November 30, 2014 of approximately $180,000 was due to the aforementioned reduction in gross margin as well as the increase in selling, general and administrative expenses discussed above. We remain focused on the primary factors affecting our bottom line and look to improve the Company’s profitability in the upcoming periods during future fiscal years.

Nine month period ended November 30, 2014 compared to the corresponding period in 2013

			Period over
	2014	2013	Period change	%

Sales	$3,162,328	$3,860,657	(698,329)	(18%)
Cost of sales	1,730,478	1,986,150	(255,672)	(13%)
Gross profit	1,431,850	1,874,507	(442,657)	(24%)
Gross profit %	45%	49%
Selling general and administrative expenses	2,488,457	1,242,895	1,245,562	100%
Depreciation and amortization expense	46,402	40,823	5,579	14%
Income (loss) before income tax benefit (expense)	(1,090,400)	644,964	(1,735,364)	(269%)
Income tax benefit (expense)	402,046	(164,461)	566,507	344%

Net income (loss)	(688,354)	480,503	(1,168,857)	(243%)

Sales. Our customer concentration is constantly changing, which contributes toward much of the fluctuation in sales. The current period decrease in sales is primarily due to lower sales from a large customer, who accounted for approximately $747,000 or 19% of sales during the nine months ended November 30, 2013 compared to approximately $114,000 or 4% of our sales during the nine months ended November 30, 2014 (a decrease of $633,000 or 85%). This customer has historically placed large orders irregularly, and we expect to continue to sell to this customer in future periods.

Cost of sales and gross profit percentage. A portion of the decrease in cost of sales is a direct result of sales decreasing during the nine month period ended November 30, 2014. As a percentage of sales, the gross profit margin during the nine months ended November 30, 2014 decreased from 49% to 45%.    During the nine months ended November 30, 2013 the largest sale at the product line level was the Mission Packs, which produced sales of approximately $682,000 and carried a gross margin of approximately 50.3%. During the nine months ended November 30, 2014, there were no sales of Mission Packs due to the ordering trends of one of our largest customers. However, during the nine months ended November 30, 2014, sales of new bottle lines (our 20-ounce RAD Advanced bottle and 28-ounce Extreme flip-top bottle) increased to approximately $627,000 (from nothing during the nine months ended November 30, 2013). These bottles carried a gross margin of approximately 46.4%, which is 3.9% lower than our top-selling product’s gross margin for the nine months ended November 30, 2013.

Additionally, our largest customer, which had sales of approximately $1,324,000 and $1,098,000, or 42% and 28% of total sales during the nine months ended November 30, 2014 and 2013, respectively, purchased larger quantities of specific products during the nine months ended November 30, 2014. These higher-quantity orders resulted in a sales price favorable to the customer, which also had a negative impact on our overall gross margins.  The fluctuation in our gross margins are often the result of product mix.  Based on current sales trends, we expect our gross margins to remain near 45% going forward.

Selling, general and administrative expenses. These expenses increased by approximately $1,246,000, or 100%, during the nine months ended November 30, 2014 compared to the same period of  the prior year. The increase was largely a result of the increase in legal costs incurred related to issues described in Note 8 of the accompanying condensed consolidated financial statements. During the nine months ended November 30, 2014, selling, general and administrative expenses net of approximately $730,000 in legal costs incurred related to the Archette case would have been:

			Period over
	2014	2013	Period change	%

Selling general and administrative expenses	1,758,457	1,242,895	515,562	41%

The $515,562 or 41% increase for the nine months ended November 30, 2014 (net of legal costs incurred related to Archette) was a result of additional personnel costs, including hiring a full time corporate controller and national sales manager (neither position was in place during the nine months ended November 30, 2013) and stock grants to employees discussed in Note 3 of the accompanying condensed consolidated financial statements.   Additionally, as part of a strategic move to pursue a retail market for our products, we also incurred incremental costs to develop product branding and packaging specific to the retail market. We also incurred moving costs during the nine months ended November 30, 2014 relocating our production and customer service departments. Lastly, we have also experienced rising health care and workers’ compensation insurance costs due to the Company's personnel growth and secondary production and office space.  The retail packaging and moving costs are not expected to be  incurred in future periods. As we defend our position in the litigation described in Note 8 of the accompanying condensed consolidated financial statements, we anticipate incurring additional legal costs  into our subsequent fiscal year. We are currently re-evaluating our health insurance programs and obtaining proposals on both health and workers’ compensation insurance policies in order to negate this increase in future periods.

During the nine month periods ended November 30, 2014 and 2013, payments totaling $177,000 and $100,000, respectively, were made to TAM for consulting services.    These consulting services are included as a component of selling, general and administrative expenses. The increase in the consulting fees during the nine month period ended November 30, 2014 was a direct result of services provided related to the litigation described in Note 8 of the accompanying condensed financial statements. We anticipate continuing to incur higher consulting costs into our subsequent fiscal year as we defend our position.

Depreciation and amortization expense.  Depreciation and amortization expense was relatively flat from period to period, but the slight increase is due to additional tooling and a Company vehicle purchased during the period.

Income tax expense (benefit).  The Company recorded an income tax benefit of approximately $402,000 due to the pretax loss of approximately $1,090,000 during the nine month period ended November 30, 2014, compared to a provision of approximately $164,000 due to the pretax income of approximately $645,000 during the nine month period ended November 30, 2013.

Net income (loss). Net loss for the nine month period ended November 30, 2014 was $688,354, down 243% compared to net income of $480,503 for the nine month period ended November 30, 2013.  During the nine months ended November 30, 2014, net income, exclusive of approximately $730,000 in legal costs incurred related to the Archette case (offset by a reduction in income tax benefit of approximately $281,000) would have been:

			Period over
	2014	2013	Period change	%
Income (loss) before income tax benefit (expense)	(360,400)	644,964	(1,005,364)	(156%)
Income tax benefit (expense)	121,046	(164,461)	285,507	(174%)

Net income (loss)	(239,354)	480,503	(719,857)	(150%)

Excluding the legal costs related to the Archette case, the decrease in net income during the nine months ended November 30, 2014 of approximately $720,000 was due to the $698,000 or 18% decrease in sales, the aforementioned reduction in gross margin, as well as, the increase in selling, general and administrative expenses discussed above. We remain focused on the primary factors affecting our bottom line and look to improve the Company’s profitability in the upcoming periods during future fiscal years.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities. During the nine month period ended November 30, 2014, cash used in operating activities was approximately $764,000, primarily as the result of the net loss reported for the period of approximately $688,000, compared to cash provided by operating activities of approximately $548,000 during the nine month period ended November 30, 2013. Additionally, we made prepayments of approximately $83,000 on future expenses and increased our accounts receivable by approximately $13,000 and inventory by approximately $60,000 and  recorded a non-cash tax benefit of approximately $402,000. This was offset by an increase in accounts payable and accrued expenses of approximately $75,000, an increase in customer deposits of approximately $43,000  and adding back non-cash expenses for stock based compensation and depreciation and amortization, the net of which was approximately $349,000.

Net cash used in investing activities. During the nine month period ended November 30, 2014, the Company spent approximately $44,000 on capital expenditures and $150,000 for intangible assets. In the comparable period of the prior year, the Company spent approximately $21,000 on capital expenditures, net of $1,000 in proceeds from the sale of equipment, and approximately $1,000 for intangible assets.

Net cash used in financing activities. Cash used in financing activities during the nine month period ended November 30, 2014 was relatively consistent with the comparable period in the prior year and related to schedule payments on our capital lease obligation.

As of November 30, 2014, the Company had approximately $2.0 million in cash and cash equivalents. The Company believes it has liquidity to meet its operating needs through the next 12 months.

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

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There were no material changes to the Company’s critical accounting policies or estimates during the nine and three month periods ended November 30, 2014.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company previously reported that it was involved in a case titled Letty Garcia v. Carl Palmer, Seychelle Environmental Technologies, Inc., et. al. brought in the Superior Court for the State of California, San Diego County District. This case has been transferred to the Orange County Superior Court for the State of California with additional hearings scheduled during the fourth quarter. We anticipate that it will be resolved this fiscal year and believe that Seychelle will prevail.

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

Otherwise, as of November 30, 2014, we know of no other legal proceedings pending or threatened, or judgments entered against the Company or any of its directors or officers in their capacity as such.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our fiscal 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 23, 2014.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended November 30, 2014, 60,000 shares of restricted stock were issued by the Company to employees. 50,000 shares vest over a two year period, with 17,000 shares vested upon issue, with 17,000 and 16,000 after one and two years, respectively. The other 10,000 shares were fully vested upon issuance. The value recorded in the accompanying condensed consolidated financial statements was based on the estimated fair value of the stock on the date of the grant.

During the nine months ended November 31, 2013, the Company issued 20,000 shares of restricted common stock for services rendered valued at $4,600. All shares of restricted stock were fully vested upon issuance, but not able to be traded on the open market upon issuance. The values recorded were based on the estimated fair value of the stock on the date of grant.

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

Seychelle Environmental Technologies, Inc.

Date: January 14, 2015	By:	/s/ Dick Parsons
Dick Parsons Director, Chief Executive Officer

Date: January 14, 2015	By:	/s/ Jim Place
Jim Place Director and Chief Financial Officer and Chief Operating Officer