Form 10-K
period 2015-02-28
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2015-05-29
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months or such shorter period that the registrant was required to submit and post such files.Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) : Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock, as of May 26, 2015 was 25,913,646

The aggregate market value of the voting stock of the Registrant held by non-affiliates as of May 26, 2015 was approximately $4.3 million.

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

Business of Seychelle

General

Seychelle designs, assembles and distributes unique, state-of-the-art ionic adsorption micron filters specifically for portable filter devices that remove up to 99.99% of all pollutants and contaminants found in any fresh water source as well as increase the alkalinity of the water up a pH level of 9.5. Patents or trade secrets cover all proprietary products. Seychelle water filtration products addressing a worldwide problem of access to clean drinking water and makes available low-cost, effective filtration products that will meet the need for safe, great tasting, and high quality drinking water.

Seychelle markets its portable water filtration bottles throughout the world to customers such as individuals, dealers, distributors, governments, militaries, non-governmental organizations and emergency relief organizations such as the Jimmy Bakker Ministry, International Red Cross, Eco-Challenge, Kenya Wild Life Service, La Cruz Roja de Mexico and the N.Y. Institute for the Blind. In addition, the Company has donated thousands of portable bottles to church groups and missionaries worldwide.

In 2015, Beverage Marketing reported that the bottled water beverage business grew approximately 7.3% in calendar year 2014, far above the overall U.S. liquid refreshment beverage market annual growth of approximately 2.2%. Seychelle products compete in a more limited market; the home and portable filtration product segment which includes such brands as Brita, PUR, KOR Water, Soma and Bobble.

In developing countries, many people in rural areas boil their water for drinking and cooking to kill bacteria, but this process does not remove the pyrogens, chemicals, toxins, volatile organic compounds, heavy metals or other pathogens that remain in the water.  The World Health Organization estimates that approximately 2.2 million people, mostly children in developing nations, die annually from water-related diseases.

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
RADIOLOGICAL:  Cesium 134 & 137, Radon, Radium, Uranium, Radioactive Iodine, etc.
New pH Product which increases the alkalinity of source water up to 9.0 pH level or more.

Seychelle filters have been tested by independent and government laboratories throughout the world and are approved for sale and distribution in the following countries: United States, Mexico, Canada, Slovenia, Czech Republic, India, Tanzania, United Kingdom, Korea, Malaysia, Japan, The People's Republic of China, Vietnam, New Zealand, Australia, Brazil, Venezuela, Argentina, South Africa, and Pakistan. In the United States, Seychelle filters have been certified by independent government laboratories using EPA/ANSI protocols and NSF Standards 42 and 53 by Broward Testing Labs. Additionally, we offer a test pack for potential customers that include the test results from selected countries. Selected results from the United States, United Kingdom and South Africa are displayed on our Website at www.seychelle.com. To our knowledge, no other portable water filtration system can achieve removal of up to 99.99% of pollutants and contaminants most commonly found in fresh drinking water supplies in the five major areas of concern defined above. The benefit of such filtration can save lives worldwide as more people become aware of the benefits of using products utilizing Seychelle's proprietary portable water filtration technology.

Principal Products or Services and Their Markets

Current Products

Seychelle has a varied line of portable filter bottles for people on the go. The current products include: Flip-Top and Pull Top bottles, Canteens, Water Pitchers, Pure Water Pump, Stainless Steel bottles, In-Line Filter, Pure Water Bag, Pump N' Pure, Pure Water Pouch and   Pure Water Straws.  They include regular, standard or advanced filters (for virus and bacteria control up to 99.99% reduction). Sizes are from 20 ounce to 42 ounces, and provide up to 150 gallons of pure drinking water from any fresh water source; running or stagnant (such as rivers, lakes, ponds and streams).

New Products

We have added several new products which consist of radiological and PH filters.  Product design is a constant focus and all products are reviewed annually.

Manufacturing

The Company has determined that the production and assembly of some of our product components can be achieved in China and Mexico at a lower cost than in the U.S. while maintaining equivalent quality standards. However, our proprietary filter will continue to be manufactured in the U.S. The assembly of all our products is completed at our facility in San Juan Capistrano, California which has been expanded to an adjacent building to increase the production capacity.  We are also looking at a third-party assembler/fulfillment company that could handle large orders.

On September 1, 2005, we signed an exclusive agreement with Huanghua Plastic Co., Ltd, a third party, to manufacture some component parts.  There is not a purchasing commitment required by this agreement.

Sales Channels

Sales channels pursued include: retail, military, government, non-governmental agencies (NGO)'s, foundations, missionaries, multi-level marketing, international, OEM and joint ventures. Several distributors sell the Company's portable water filtration products to customers in specific distribution channels; including: retail, multi-national corporations, foundations, sports, governmental agencies, and the military (both domestically and internationally).

Raw Materials

Seychelle's filters include powdered, activated coconut and other media as components in the porous plastic ionic filter. To date, there is an adequate availability of material for all of our products. We do not expect this situation to change in the near future.

Customers and Competition

Seychelle products compete against companies offering water filtration and bottled water including (1) bottled water and (2) home water treatment systems provided by suppliers (such as independent dealers, distributors, catalogs, internet sellers, etc.) in the form of reverse osmosis systems, distillation, and filtration systems.  Therefore, Seychelle's portable and home filtration products compete in a limited segment of the drinking water market as an alternative to other sources of filtered or purified drinking water.

Seychelle has a negligible share of the world's filtered or purified water market. Our products sell in a niche category of the market - portable filtration bottles that use powder-activated carbon filters that compete with our powder-activated coconut filters with various media called ionic adsorption micron filtration technology (IAMF) which remove many organic and inorganic contaminants that simple activated carbon filters cannot. Most powder activated carbon filters on the market remove Chlorine, sediment and dirt thus improving taste and odor, as well as a handful of other contaminants such as Lead, Mercury, Zinc and Copper. This would include leading brands such as Brita, PUR, General Electric and Culligan, who collectively dominate the home market. In the portable segment of the market, there are hundreds of small companies selling a variety of specialized filters, with no one company having a majority share and no industry data available. We believe that our current share of this market is negligible.

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

Currently, the majority of our sales are to customers in the U.S.  However, we are in contact with several overseas distributors and sales could increase in the future in these countries if customers have a greater demand for safe drinking water.  For the year ended February 28, 2015, we had four customers that accounted for 76% of our total sales. One was a new customer to the current fiscal year. For the year ended February 28, 2014, we had two customers that accounted for approximately 47% of our total sales.

Backlog

As of February 28, 2015 and 2014, we had a backlog of approximately $350,000 and $585,000 in unshipped orders.

Employees

As of February 28, 2015, we had a President and two (2) executive employees managing the Company with six (6) administrative employees supporting that effort.  In assembly, operations and warehousing we had twenty (22) full-time employees and two (2) part-time employees working to fill orders.

Proprietary Information and Technology

We own a patent for the portable water filtration system with the filter cap assembly, Patent # 5,914,045, which expires on June 22, 2016. As described in the Abstract, it is "[a] filter assembly for a flexible, portable bottle having a sealing cap including a filter attached to the interior of the cap to filter out substantially all inorganics, organics, radiological chemicals and microbiology. The filter assembly also may include a second filter or iodinator sealed in the flexible bottle to further remove micro-organisms from water passing there-through. The filter assembly is designed so that the flexible bottle must be pressurized, as by being hand pressed, after it is filled with water to force flow of water through the [sic] either or both of the filters. The filter in the cap includes a check valve to allow the bottle to be re-pressurized after water has been dispensed from the bottle." The filter cap assembly is the core to the Company's product lines.  The media itself, the formulation process, and manufacturing methodology are governed by trade secrets.

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

As these patents expire over the next one to two years, the Company cannot at this time estimate the financial impact of the expiration of these patents.

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

Research and Development

We did not spend a significant amount for research and development activities during the fiscal year ended February 28, 2015.

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

We Have Been Profitable in Five of Our Six Most Recent Fiscal Years. However, We Were Not Profitable In Our Most Recent Fiscal Year and We Cannot Guarantee That We Will Continue to Conduct Profitable Operations.

We recorded a profit and positive cash flows from operations for the five years ending February 28, 2014. We had net loss of $1,405,909 for the year ended February 28, 2015 compared to net income of $506,797 for the year ended February 28, 2014, $635,883 for the year ended February 28, 2013, $197,986 for the year ended February 29, 2012, $1,711,790 for the year ended February 28, 2011, and $562,930 for the year ended February 28, 2010.  Our fiscal year 2015 net loss was largely due to legal expenses for a lawsuit that was settled subsequent to year end. The fiscal year 2015 net loss increased our accumulated deficit to $4,806,372 as of February 28, 2015. Nevertheless, we believe that we have engaged in enough consistent profitable business activity over a sustained period of time to be said to have a successful operating history.  If we do not continue to be profitable, we may go out of business, and an investor could lose his entire investment.

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

Our Success as an Organization Depends, in Large Part, Upon Our Ability to Protect Our Intellectual Property Rights.

A successful challenge to the ownership of our technology could materially damage our business prospects. We rely principally on trade secrets as well as trade secret laws, two patents, five trademarks, copyrights, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have two U.S. patents issued and a license on one patent. As these two patents expire over one and two years, respectively, we cannot at this time estimate the financial impact of the expiration of these patents.  Any issued patent may be challenged and invalidated. Patents may not be issued from any of our future applications. Any claims allowed from existing or future pending patents may not be of sufficient scope or strength to provide significant protection for our products. Patents may not be issued in all countries where our products can be sold so as to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our patents or the patents that we license.

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
We Have a Significant Dependence on a Few Customers.

As of February 28, 2015, the Company had four customers who accounted for approximately 76% of net accounts receivable (37%, 14%, 13% and 12%, respectively). These four customers accounted for approximately 7%, 33%, 12% and 14% (or 66% total) of total sales during the fiscal year ended February 28, 2015.  Management believes that if future revenues from its significant customers decline, those revenues can be replaced through the sales to other customers.  However, there can be no assurance that this will occur, which could result in an adverse effect on the Company's financial condition or results of operations in the future.

The Acquisition of Other Technologies Could Result In Operating Difficulties, Dilution and Other Harmful Consequences.

We may selectively pursue strategic acquisitions, any of which could be material to our business, operating results and financial condition.  Future acquisitions could divert management's time and focus from operating our business.  In addition, integrating an acquired technology is risky and may result in unforeseen operating difficulties and expenditures.

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

If We Fail in Maintaining Effective Internal Control Over Financial Reporting, The Price of Our Common Stock May be Adversely Affected.

We are required to establish and maintain appropriate internal control over financial reporting.  Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosure regarding our business, financial condition or results of operations.  In addition, our future assessments of internal control over financial reporting may identify additional weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.  Any material weaknesses that needs to be addressed in management's assessment of our internal control over financial reporting or in the report on the effectiveness of our internal controls by our independent registered public accounting firm, when, and if, applicable, may have an adverse impact of our common stock.

If We Fail to Comply with Section 404 of the Sarbanes-Oxley Act of 2002 in a Timely Manner, Our Business Could Be Harmed and Our Stock Price Could Decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require management's annual assessment of our internal control over financial reporting.  The standards that must be met for the management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.  We have incurred significant expenses and we devote resources to Section 404 compliance on an ongoing basis.  In the event that our Chief Executive Officer and Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react on how the market prices of our shares will be affected, however, we believe that there is a risk that investor confidence and share value may be negatively impacted.

Maintaining and Improving Our Financial Controls and The Requirements Of Being a Public Company May Strain Our Resources, Divert Management's Attention, and Affect Our Ability to Attract and Retain Qualified Members For Our Board of Directors.

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

As a result, management's attention may be diverted from other business concerns, which could harm our business, operating results and financial condition.  These efforts also involve substantial costs.

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

Our Articles of Incorporation and Bylaws Could Discourage Acquisition Proposals, Delay a Change in Control, or Prevent Other Transactions.

Provisions of our articles of incorporation and bylaws, as well as provisions of the Nevada Business Corporation Act, may discourage, delay or prevent a change in control of our Company that you as a stockholder may consider favorable and may be in your best interest. Our certificate of incorporation and bylaws contain provisions that:

•	authorize the issuance of "blank check" preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and discourage a takeover attempt; and

•	Limit who may call special meetings of stockholders.

Our Stock Price Can Be Volatile.

The future market price of our common stock could fluctuate widely because of:

•	Future announcements about our Company or our competitors, including the results of testing, technological innovations or new commercial products;

•	negative regulatory actions with respect to our potential products or regulatory approvals with respect to our competitors' products;

•	changes in government regulations;

•	developments in our relationships with our partners including customers, vendors and distributors;

•	developments affecting our partners; including customers, vendors and distributors;

•	our failure to acquire or maintain proprietary rights to the products we develop;

•	litigation; and

•	Public concern as to the safety of our products.

The stock market has experienced price and volume fluctuations that have particularly affected the market price for many emerging companies. These fluctuations have often been unrelated to the operating performance of these companies. These broad market fluctuations may cause the market price of our common stock to be lower or more volatile than otherwise expected.

Buying Penny Stocks is Very Risky and Speculative. The Applicability of the "Penny Stock Rules" to Broker-dealer Sales of Our Common Stock Will Have a Negative Effect on the Liquidity and Market Price of Our Common Stock.

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

ITEM 2. PROPERTIES.

As of February 28, 2015, our business office was located at 32963 Calle Perfecto, San Juan Capistrano, CA 92675 with an additional warehouse located at 32901 Calle Perfecto, San Juan Capistrano, CA 92675 and an additional facility that houses production and customer service at 32893 Calle Perfecto, San Juan Capistrano, CA 92675.  Our office telephone number is 949-234-1999. We pay a total of approximately $14,000 in rent per month for approximately 15,800 square feet of office, operations and warehousing. We have a lease for the 32963 location with an unaffiliated third party, which was initiated in June 2009 and will expire in May 2019.   The lease for the 32901 location is with a different unaffiliated third party, was initiated November 2011, and will expire in July 2017.  The lease for the 32893 location is with a different unaffiliated third party, was initiated in July 2014, and will expire in July 2017. The Company is currently reviewing its options for lease extensions or for alternate leased property of similar size and use in San Juan Capistrano.

We own two patents and numerous trade secrets (see Proprietary Information and Technology above), and other proprietary information related to our business operations. We have filed for five trademarks with the United States Patent and Trademark Office which were granted:  Seychelle®, which has been used in commerce since 1997, along with Pres 2 Pure, Fill 2 Pure, pH20 Plus and Aq-RO-matic.

ITEM 3. LEGAL PROCEEDINGS.

The Company previously reported that it was involved in a case titled Letty Garcia v. Carl Palmer; Seychelle Environmental Technologies, Inc., et, al., brought in the Superior Court for the State of California, San Diego County District.  This case has been transferred to the Orange County Superior Court for the State of California with trial date set for September 2015.

In January 2012, the Company entered into a contract with a distributor in which it granted exclusive distribution rights for certain new product lines. Subsequently there was a contract dispute that has resulted in a lawsuit titled Archette Wellness Group, dba Functional Water Technologies v. Seychelle Environmental Technologies, brought in the U.S. District Court, for the Central District of California, Southern Division. This case was settled on March 4, 2015, and the amounts have been provided for in the fiscal year 2015 consolidated financial statements..

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market or Markets

Our Common Stock began trading in 1997 on the OTC Bulletin Board ("OTCBB").  Since the consummation of trading our common stock, market makers and other dealers have provided bid and ask quotations of our Common Stock under the symbol "SYEV." We were de-listed from the OTCBB in 2002 and were traded on the "Pink Sheets" from December 2002 to March 11, 2008, when we were re-listed on the OTCBB. The table below represents the range of high and low bid quotations of our common stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent factual transactions.  As of May 26, 2015, the common stock had a closing price of $0.29.

Fiscal Year 2015	High Bid	Low Bid

Quarter Ended:

First Quarter May 2014	$0.70	$0.37

Second Quarter August 2014	$0.55	$0.20

Third Quarter November 2014	$0.40	$0.20

Fourth Quarter February 2015	$0.25	$0.12

Fiscal Year 2014	High Bid	Low Bid

Quarter Ended:

First Quarter May 2013	$0.30	$0.19

Second Quarter August 2013	$0.45	$0.24

Third Quarter November 2013	$0.65	$0.39

Fourth Quarter February 2014	$0.88	$0.57

Approximate Number of Holders of Common Stock

As of February 28, 2015, there were approximately 349 shareholders of record of our common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries as of and for the fiscal years ended February 28, 2015 and 2014.  The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control.

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management's application of accounting policies.

Critical accounting policies for us include our accounting for inventory reserves, allowance for doubtful accounts and sales returns reserves, share based payment arrangements and determination of the valuation allowance for deferred tax assets.

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

Stock Based Compensation

FASB ASC Topic 718, Compensation – Stock Compensation, requires companies to estimate the fair value of stock based compensation on the date of grant. For stock grants, the Company uses the closing price on the date of grant. For warrants, the Company uses the Black-Scholes option pricing model. In order to estimate the fair value of the warrants, certain assumptions are made regarding future events. Such assumptions include the estimated future volatility of the Company's stock price, the expected lives of the awards and the expected dividends, and risk-free rate. Changes in these estimates would change the estimated fair value of the awards, the corresponding accounting for the awards.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This new standard requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs.  The Company adopted ASU-2013-11 on March 1, 2014, and the adoption did not have a material impact on our consolidated financial statements.

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which is effective for public entities for annual reporting periods beginning after December 15, 2016. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2018.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern—Disclosures of Uncertainties about an entity's Ability to Continue as a Going Concern ("ASU 2014-15") . ASU 2014-15 provides new guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The requirements of ASU 2014-15 are not expected to have a significant impact on the consolidated financial statements.

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company's present or future consolidated financial statements.

Results of Operations

Our summary historical financial data is presented in the following table to aid you in your analysis.  You should read this data in conjunction with this section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this annual report.  The selected financial data below for the fiscal years ended February 28, 2015 and 2014 are derived from our consolidated financial statements included elsewhere in this annual report.

Fiscal year ended February 28, 2015 compared to the corresponding period in fiscal 2014.

Selected Financial Data

	Years Ended
	February 28,	February 28,		Percentage
	2015	2014	Difference	Change

Sales	$4,305,205	$5,128,561	(823,356)	(16%)
Cost of sales	2,477,124	2,578,936	(101,812)	(4%)
Gross profit	1,828,081	2,549,625	(721,544)	(28%)
Gross profit percentage	42%	50%		(8%)

Archette legal expenses	1,254,791	-	1,254,791	100%
Operating expenses	2,717,979	1,867,882	850,097	46%
Income (loss) from operations	(2,144,689)	681,743	(2,286,432)	(415%)
Interest expense	(1,106)	(1,874)	768	(41%)
Interest income	2,345	3,683	(1,338)	(36%)
Other income (expense)	12,551	53,702	(41,151)	77%
Income (loss) before income taxes	(2,130,899)	737,254	(2,868,153)	(389%)
Income (loss) before income taxes percentage	(49%)	14%		(63%)

Benefit (expense) from income taxes	724,990	(230,457)	955,447	(415%)
Net income (loss)	(1,405,909)	506,797	(1,912,706)	(377%)
Net income (loss) percentage	(33%)	10%	-	(43%)

Net cash (used in) provided by operating activities	(1,237,644)	788,953	(2,026,597)	(257%)
Net cash used in investing activities	(215,443)	(47,006)	(168,437)	358%
Net cash used in financing activities	(4,204)	(4,667)	463	(10%)

Sales.  During the fiscal year ended February 28, 2015, our President, who has been mainly responsible for sales and relationships with larger customers, began shifting his focus toward materials sourcing and new product development. As a result, we saw sales from five of our larger customers decrease from approximately $1.6 million (31% of total sales) in the prior year to $0.4 million (8% of total sales) in the current year. We also saw a decrease in website sales from approximately $346,000 (8% of total sales) in the prior year to $188,000 (4% of total sales) in the current year. During the third quarter, we hired a National Sales Manager to assume some of the sales and larger customer relations roles, and to develop sales programs with our smaller customers to increase their sales and broaden our customer base. We anticipate sales improvements in the subsequent fiscal year with a return to prior year levels as a result of efforts by our National Sales Manager and as a result of the new product development.

Cost of sales and gross profit percentage.  The decrease in cost of sales is largely a direct result of the 16% decrease in sales for the year ended February 28, 2015 as compared to the year ended February 28, 2014.  Cost of sales decreased by only 4% from period to period by comparison, resulting in gross profit margin decreasing to 42% from approximately 50% in the prior year.  Our profit margin will fluctuate from time to time based on the product mix within sales. During the year ended February 28, 2015, we increased the sales of our regular pitcher and related replacement filters to one of our top customers. Because of the high quantity orders, we agreed on pricing that reduced our gross margin on those products to 34%, compared to 58% in the prior year. Sales of this product increased from $412,000 in the prior year (8% of total sales) to $765,000 in the current year (18% of total sales).

We also extended lower pricing on one of our top selling products to our largest customer in exchange for higher quantity purchases. We sold approximately $96,000 in the prior year (2% of total sales) with a gross margin of 62%. In the current year, we increased our sales of this bottle to approximately $496,000 (12% of total sales) but with a gross margin of 48%.

Additionally, we have experienced an overall increase in materials and freight-in costs that have impacted our costs of goods. Management is implementing changes in product design and materials sourcing that we expect to mitigate this overall increase over the next year, which will improve our gross margins.

Operating expenses.  The total operating expenses increased $2.1 million, or 113%, from prior year. This included an increase of approximately $1,580,000 in legal expenses. $1,255,000 of that increase was directly related to the Archette Wellness case (see Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K), which was settled near year-end. The remainder of the increase was related to another ongoing lawsuit as well as patent defense and general legal costs. The Company spent approximately $50,000 in moving and additional office costs due to the opening of a second location that houses production and customer service.  Additionally, the Company hired a Corporate Controller, National Sales Director, and one additional customer service clerk as part of developing infrastructure to increase production and sales capacity, and as a continuity plan for current management, for which payroll and related costs increased approximately $200,000.  The increase in personnel was necessary as the Company expanded its efforts in the areas of product development and internal administrative infrastructure in anticipation of future growth.  The Company experienced a $38,000 increase in health care costs due to additional hiring and increased health care costs overall.

The increases in expenses related to personnel and office space will be recurring. The Company expects legal expenses to decrease significantly in future years.

Interest income and expense. Interest income and expense was relatively consistent from year to year.

Other income and expense.  During the year ended February 28, 2014, one of our customers purchased molds for a product through us for approximately $53,000. As we are not in the business of selling molds and do not anticipate any similar transactions going forward, we recorded the sale as other income. There was no comparable transaction during the year ended February 28, 2015.

Benefit (expense) from income taxes.

In the fiscal year ended February 28, 2015, the Company recorded an income tax benefit of approximately $725,000, all of which was a deferred benefit, and which is net of a $123,000 valuation allowance recorded in the current year.  As of February 28, 2015, the Company had approximately $1.6 million and $1.7 million of NOLs available for federal and state tax purposes, respectively. In the fiscal year ended February 28, 2014, the Company recorded income tax expense of approximately $230,000, of which approximately $2,000 was current expense and $228,000 was deferred expense, which is net of a $100,000 benefit from the reversal of the valuation allowance.

For each of the five fiscal years from fiscal year ending February 28, 2010, through the prior year ended February 28, 2014, the Company consistently reported pretax income and was able to utilize NOL carryforwards of approximately $1.0 million, $0.9 million, $0.7 million, $1.4 million and $600,000 in these periods, respectively.  The Company has NOL carryforwards of approximately $1.6 million and $1.7 million as of February 28, 2015 for federal and state tax purposes, respectively, which management has estimated the Company is more likely than not to be able to use against future years' profit.

Net Income.  The net loss for the fiscal year ended February 28, 2015 was $1,405,909 ($0.05 loss per basic and diluted share) or 377% lower than the year ended February 28, 2014, which was $506,797 ($0.02 per basic and diluted share), primarily due to lower revenues and increased sales, general and administrative expenses discussed above. Our current year results were largely impacted by the legal defense costs in the Archette Wellness case, which legal costs are not expected to be recurring subsequent to the case's settlement in March 2015. The table below reflects adjusted balances for benefit (expense) from income taxes and net income (loss) for the last two years, exclusive of legal defense costs related to the Archette Wellness case during those periods.

	Year Ended
	February 28,	February 28,		Percentage
	2015	2014	Difference	Change

Income (loss) before income taxes	(2,130,899)	737,254	(2,868,153)	(389%)
Income before income taxes percentage	(49%)	14%		(63%)

Archette Wellness legal expenses	1,254,791	0	1,254,791	100%
Income (loss) before income taxes (A)	(876,108)	737,254	(1,613,362)	219%
Estimated income tax benefit (expense) (A)	273,861	(230,457)	504,318	(219%)
Net income (A)	(602,247)	506,797	(1,109,044)	(219%)
Net income percentage (A)	(14%)	(10%)		4%

(A) exclusive of the legal defense costs related to the Archette Wellness case (see Note 10 to our consolidated financial statements).

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

The following table summarizes our significant contractual obligations on an undiscounted basis as of February 28, 2015 and the future periods in which such obligations are expected to be settled in cash or converted into the Company's common stock. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in footnotes, as referenced below:

	Total	Less Than 1 Year	1- 3 Years	3-5 Years	More Than 5 Years	Convertible to Stock or Warrants
Accounts payable and accrued liabilities	$238,009	$238,009	$-	$-	$-	$-
Accrued legal and settlement fees (Note 10)	532,103	532,103
Customer deposits	119,215	119,215	-	-	-	-
Capital lease	9,720	5,639	4,081	-	-	-
Other contractual commitments (1)	508,000	176,000	320,000	12,000	-	-
Total contractual obligations	$1,407,047	$1,070,966	$324,081	$12,000	$-	$-

(1) Office lease commitments expiring July 2017 and May 2019 and equipment lease expiring in fiscal year 2020.

Liquidity and capital resources.

Net cash provided by (used in) operating activities. During the fiscal years ended February 28, 2015 and 2014, the Company funded its operations through sales of products and cash on hand from prior year's operations. Additionally, the Company has been successful in collecting its accounts receivable timely, which also helps with operating cash flow.  Total cash used in operations during the year ended February 28, 2015 was $1,237,644, which was mainly due to legal expenditures of $1,254,791 during the fiscal year related to the Archette Wellness case (Note 10). Total cash provided through operations totaled $788,953 in 2014.  This year-to-year decrease is primarily due to the net loss and to the legal expenses incurred related to the Archette Wellness case (Note 10) in the fiscal year ending February 28, 2015.

Net cash used in investing activities. The $215,443 of cash used in investment activities during the year ended February 28, 2015 was for the purchase of intellectual property and equipment throughout the year. The $47,006 of cash used in investment activities during the year ended February 28, 2014 was primarily due to purchasing equipment throughout the year.

Net cash used in financing activities.  In fiscal 2015 and 2014, we repaid $4,204 and $4,667 in capital leases payable.

The Company currently estimates monthly cash requirements of approximately $220,000 to cover selling, general and administrative costs. Gross profits from sales are expected to provide sufficient cash flows to meet these cash requirements and pay contractual commitments.

As of February 28, 2015, the Company has unrestricted cash of approximately $1,515,000 and a backlog of approximately $350,000 in orders to fill.

Capital expenditures.

We do not expect any major capital expenditures in fiscal 2016.  However, minor purchases of additional molds or tooling may be needed to expand our product line.  We will be able to fund these purchases from cash on hand and we will not require outside financing.

Employees.

We anticipate no additional executive hiring (see Note 12 for information related to our CEO's retirement subsequent to year-end). We expect to increase our production staffing by approximately 10% to support additional production needs with the launch of new product lines subsequent to year-end.

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

We have audited the accompanying consolidated balance sheets of Seychelle Environmental Technologies, Inc. and subsidiaries (the Company) as of February 28, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended February 28, 2015.  Seychelle Environmental Technologies, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.Accordingly, we express no such opinion.An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seychelle Environmental Technologies, Inc. as of February 28, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended February 28, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ramirez Jimenez International CPAs

Irvine, California

May 29, 2015

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Balance Sheets

ASSETS

	February 28,
	2015	2014
CURRENT ASSETS
Cash and cash equivalents	$1,514,534	$2,971,825
Accounts receivable, net of allowance for doubtful accounts and sales returns of $13,400 and $3,400, respectively	284,121	316,358
Related party receivable	12,601	14,323
Inventory, net	1,009,491	990,253
Deferred tax assets	629,838	61,359
Prepaid expenses, deposits and other current assets	174,052	101,231
Total current assets	3,624,637	4,455,349

PROPERTY AND EQUIPMENT, NET	162,107	171,013

OTHER ASSETS
Intangible assets, net	152,643	3,943
Deferred tax assets	611,314	433,874
Other assets	25,491	13,514

TOTAL ASSETS	$4,576,192	$5,077,693

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$238,009	$171,643
Accrued legal and settlement fees (Note 10)	532,103	-
Customer deposits	119,215	199,572
Capital lease obligation, current portion	5,639	5,030
Total current liabilities	894,966	376,245

LONG-TERM LIABILITIES

Capital lease obligation, net of current portion	4,081	8,894
Total long-term liabilities	4,081	8,894

Total liabilities	899,047	385,139

Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY
Preferred stock, 6,000,000 shares authorized,
none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares
authorized, 25,913,646 and 25,853,646 shares
issued and outstanding, respectively	25,914	25,854
Additional paid-in capital	8,457,603	8,067,163
Accumulated deficit	(4,806,372)	(3,400,463)

Total stockholders' equity	3,677,145	4,692,554
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,576,192	$5,077,693

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Statements of Operations

	For the Year Ended
	February 28,
	2015	2014

SALES	$4,305,205	$5,128,561
COST OF SALES	2,477,124	2,578,936
GROSS PROFIT	1,828,081	2,549,625

OPERATING EXPENSES
Selling, general and administrative expenses net of Archette legal expenses (Note 10)	2,654,820	1,810,837
Archette legal expenses	1,254,791	-
Depreciation and amortization	63,159	57,045

Total operating expenses	3,972,770	1,867,882

INCOME (LOSS) FROM OPERATIONS	(2,144,689)	681,743

OTHER INCOME (EXPENSE)
Interest income	2,345	3,683
Interest expense	(1,106)	(1,874)
Other	12,551	53,702

Total other income	13,790	55,511

INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)	(2,130,899)	737,254

Income tax benefit (expense)	724,990	(230,457)

NET (LOSS) INCOME	$(1,405,909)	$506,797
NET (LOSS) INCOME PER SHARE
Basic	$(0.05)	$0.02
Diluted	$(0.05)	$0.02
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING
Basic	25,902,194	25,849,865
Diluted	25,902,194	28,977,301

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Statements of Stockholders' Equity
For the Years Ended February 28, 2015 and 2014

			Additional
	Common Stock		Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance at March 1, 2013	25,833,646	$25,834	$7,715,232	$(3,907,260)	$3,833,806

Issuance of common stock for compensation	20,000	20	4,580	-	4,600
Stock-based compensation	-	-	347,351	-	347,351
Net income	-	-		506,797	506,797
Balance at February 28, 2014	25,853,646	$25,854	$8,067,163	$(3,400,463)	$4,692,554

Stock-based compensation	60,000	60	390,440	-	390,500
Net loss	-	-	-	(1,405,909)	(1,405,909)
Balance at February 28, 2015	25,913,646	$25,914	$8,457,603	$(4,806,372)	$3,677,145

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	For the Year Ended
	February 28,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,405,909)	$506,797
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	63,159	57,045
(Gain) loss on disposal of assets	12,490	(124)
Stock-based compensation	390,500	351,951
Recovery of provision for doubtful accounts	(10,000)	(111,191)
Increase (decrease) in inventory reserve	5,000	(13,509)
Deferred tax provision (benefit)	(745,919)	226,101
Changes in operating assets and liabilities:
Accounts receivable	42,237	436,468
Related party receivable	1,722	(14,323)
Inventory	(24,238)	(511,746)
Prepaid expenses, deposits and other current assets	(84,798)	18,849
Accounts payable and accrued expenses	598,469	14,390
Customer deposits	(80,357)	(171,755)

Net Cash (Used In) Provided by Operating Activities	(1,237,644)	788,953

CASH FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(65,009)	(46,831)
Proceeds from sale of property and equipment	-	1,250
Purchase of intangible assets	(150,434)	(1,425)

Net Cash Used in Investing Activities	(215,443)	(47,006)

CASH FROM FINANCING ACTIVITIES:
Repayment of capital lease obligation	(4,204)	(4,667)

Net Cash Used in Financing Activities	(4,204)	(4,667)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,457,291)	737,280
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,971,825	2,234,545

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,514,534	$2,971,825

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest	$1,106	$1,874
Income taxes	$-	$-

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

Description of Business

The Company designs, assembles and distributes water filtration systems. These systems include portable water bottles, pumps, home-use pitchers, and related water filtration products that can be filled from nearly any available source of fresh water.

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company's consolidated financial statements.  The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States and have been consistently applied in the preparation of the consolidated financial statements herein as of and for the years ended February 28, 2015 and 2014.

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased.  The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits of $250,000.  The Company has not experienced any losses related to this concentration of risk. Deposits exceeded insured limits by approximately $1,201,000 as of February 28, 2015.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral. Trade receivables generally are due in 30 days. An allowance for doubtful accounts is recorded when it is probable that all or a portion of a trade receivable balance will not be collected.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, products are shipped and title has passed, the price to the buyer is fixed or determinable and collectability is reasonably assured.  These criteria are typically met when the product is shipped. Revenue is not recognized at the time of shipment if these criteria are not met.  Certain of the Company's sales include a right for the customer to return the product if they are not satisfied.  The Company has an unconditional return policy for the first 90 days.  Customers may return the product for a full refund, or they may receive a replacement at no charge. The same policy applies to any product sold from the period 91 days after purchase to one year, for any defects in materials or workmanship.  In accordance with FASB ASC Topic 605, Revenue Recognition, the Company makes periodic assessments of return activity and if necessary records a reserve for product returns.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventory is comprised of raw materials and finished goods.  Raw materials consist of fittings, caps and other components necessary to assemble the Company's finished goods.  Finished goods consist of water bottles and other filtration systems that are available for shipment to customers.  Finished goods and work in process include the costs of materials, labor and an allocation of overhead.  Total overhead allocated to inventory as of February 28, 2015 and 2014 amounted to approximately $216,000 and $203,000, respectively.

At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence.  This evaluation includes an analysis of sales levels by product type.  Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory.  Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory.  The Company's reserve for excess and obsolete inventory amounted to approximately $40,000 and $35,000 as of February 28, 2015 and 2014, respectively.

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

Intangible Assets

Intangible assets include intellectual property, patents and trademarks. All patents and trademarks are capitalized and amortized over the economic useful lives using the straight-line method.  The Company assesses whether there has been a permanent impairment of the value of intangible assets by considering factors such as expected future product revenues, anticipated product demand and prospects, and other economic factors.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

The carrying value of long-lived assets, such as property and equipment and intangible assets, are evaluated when indicators of impairment are present. Impairment is assessed when the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairments recognized for the years ended February 28, 2015 and 2014.

Customer Deposits

Customer deposits represent advance payments received for products and are recognized as revenue in accordance with the Company's revenue recognition policy.

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

Advertising

Advertising costs are expensed as incurred.  Total advertising expenses amounted to approximately $3,700 and $1,000 for the fiscal years ended February 28, 2015 and 2014, respectively, and recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

Research and Development

Research and development costs are expensed as incurred and amounted to approximately  $1,000 and $2,200 for the fiscal years ended February 28, 2015 and 2014, respectively. These costs are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

The fair value of options and warrants is calculated using the Black-Scholes option-pricing model. This model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. As such, the values derived from using that model can differ significantly from other methods of valuing the Company's stock based compensation arrangements. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  These factors could change in the future, affecting the determination of stock based compensation expense in future periods.

The Company's fair value calculations for stock based compensation awards have been based on the following assumptions.

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

The Company also follows ASC 740-10-25, which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with ASC 740, "Accounting for Income Taxes".  ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of outstanding common shares during each of the periods presented. Diluted net income per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The denominator for diluted income per share for year ended February 28,  2014 is adjusted to include the effect of warrants totaling  3,127,436.  During the years ended February 28, 2015 and 2014, 6,725,776 and 5,044,333 warrants, respectively, were excluded from diluted income (loss) per share as their inclusion would be anti-dilutive.

	For the year ended
	February 28,
	2015	2014
Numerator:
Net (loss) income available to common shareholders	$(1,405,909)	$506,797
Weighted average shares – basic	25,902,194	25,849,865
Net income per share – basic	$(0.05)	$0.02

Dilutive effect of common stock equivalents:
Warrants	-	3,127,436
Weighted average shares – diluted	25,902,194	28,977,301
Net (loss) income per share – diluted	$(0.05)	$0.02

Concentrations

The Company has an agreement with a third party to manufacture the Company's component parts in China. As of February 28, 2015 and 2014, the Company had deposits for inventory purchases in China with this third party of approximately $37,000 and $18,000, respectively. For the fiscal years ended February 28, 2015 and 2014, this vendor accounted for approximately 46% and 51%, respectively, of total raw material purchases.  The Company has two other vendors that respectively accounted for an additional 18% and 12% of total raw material purchases for the fiscal year ended February 28, 2015 and 10% and 7% of total raw material purchases for the fiscal year ended February 28, 2014.

As of February 28, 2015, the Company had four customers who accounted for approximately 76% of net accounts receivable (37%, 14%, 13% and 12%, respectively). These four customers accounted for approximately 7%, 33%, 12% and 14% (or 66% total) of total sales during the fiscal year ended February 28, 2015. As of February 28, 2014, the Company had two customers who accounted for approximately 58% of net accounts receivable.  The Company had two customers during the fiscal year ended February 28, 2014 who accounted for approximately 47% of total sales.

Reclassifications

Certain reclassifications have been made to the fiscal 2014 consolidated financial statements to conform to the fiscal 2015 presentation.

Recent Accounting Pronouncements

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This new standard requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs.  The Company adopted ASU-2013-11 on March 1, 2014, and the adoption did not have a material impact on its consolidated financial statements.

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which is effective for public entities for annual reporting periods beginning after December 15, 2016.   In April 2014, the FASB issued for public comment, a proposed accounting standard update that would defer the effective date of ASU No. 2014-19 for one year.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern—Disclosures of Uncertainties about an entity's Ability to Continue as a Going Concern ("ASU 2014-15") . ASU 2014-15 provides new guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The requirements of ASU 2014-15 are not expected to have a significant impact on the consolidated financial statements.

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company's present or future consolidated financial statements.

NOTE 3:   INVENTORY

The Company's inventory consisted of the following at February 28, 2015 and 2014:

	February 28,
	2015	2014
Raw materials	$536,302	$559,946

Finished goods	513,189	465,307
	1,049,491	1,025,253
Reserve for obsolete and slow moving inventory	(40,000)	(35,000)
Net inventory	$1,009,491	$990,253

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 4:   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at February 28, 2015 and 2014:

	February 28,
	2015	2014
Tooling	$348,087	$341,783
Equipment	70,972	46,659
Computer equipment	35,231	30,716
Leasehold equipment	11,129	11,129
	465,419	430,287
Less: accumulated depreciation and amortization	(303,312)	(259,274)
Total	$162,107	$171,013

Fixed assets outside the United States included approximately $279,000 and $275,000 in tooling and equipment, at cost, located in China with a third party to manufacture the Company's component parts at February 28, 2015 and 2014, respectively. Depreciation expense included in operating expense was $61,426 and $54,569 for the fiscal years ended February 28, 2015 and 2014, respectively.

NOTE 5:    INTANGIBLE ASSETS

The following is a summary of intangible assets at February 28, 2015 and 2014:

	February 28,
	2015	2014
Trademarks	$174,100	$24,100
Patents	22,560	22,126
	196,660	46,226
Less: accumulated amortization	(44,017)	(42,283)
Total	$152,643	$3,943

Intangible assets are amortized over their estimated useful economic lives of five years. Amortization expense related to intangibles was approximately $1,700 and $2,500 during the fiscal years ended February 28, 2015 and 2014, respectively.  Amortization expense is expected to be approximately $2,000 in fiscal year 2016 at which time a majority of the amortizable intangible assets will be fully amortized.  .

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 6:    CAPITAL LEASE OBLIGATION

Obligations outstanding as of February 28, 2015 and 2014 consisted of the following:

	February 28,	February 28,
	2015	2014
Capital lease for equipment requiring monthly payments of principal and interest of $491 through October 2016 bearing interest at an annual rate of 7.5%	$9,720	$13,924
Less current portion	(5,639)	(5,030)
Long term portion	$4,081	$8,894

Future maturities of the capital lease obligation as of February 28, 2015 are $5,639 in fiscal year 2016 and $4,081 in fiscal year 2017.

As of February 28, 2015, the Company had a line of credit agreement totaling $500,000, with no outstanding borrowings as of February 28, 2015.  The line expires on September 1, 2015. During the fourth quarter of the fiscal year ending February 28, 2015, our bank notified us that our line of credit would no longer be accessible by us.  This situation is not material to our operations.  However, we plan to request that our bank restore our line of credit as soon as we return to a net profit position for at least one fiscal quarter.

NOTE 7:   RELATED PARTY TRANSACTIONS

During the year ended February 28, 2014, the Company paid certain expenses of approximately $14,000 on behalf of Carl Palmer, Chairman, President and Director of the Company, of which approximately $1,400 was repaid in fiscal year 2015 and the remainder will be repaid in fiscal year 2016. The receivable amount is included in related party receivable on the accompanying 2015 and 2014 consolidated balance sheets.

The Company paid consulting fees to the Company's primary shareholder (the TAM Irrevocable Trust (the TAM Trust), in which Cari Beck is the trustee, as well as a daughter of Carl Palmer, an officer and Board member) totaling $252,000 and $138,000 during the years ended February 28, 2015 and 2014, respectively, which are included as a component of selling, general and administrative expenses on the consolidated statements of operations.

During the year ended February 28, 2015, the Company paid $150,000 to TAM Trust for purchase of intellectual property retained by TAM when the Company was organized in 1998.

During the year ended February 28, 2015, TAM Trust purchased, on behalf of the Company, $40,000 of raw materials, and paid $1,500 for related tooling to a vendor with which it already had a business relationship. The Company reimbursed TAM Trust for this outlay in full during the fiscal year ended February 28, 2015.

NOTE 8:   EQUITY TRANSACTIONS

Restricted Stock Grants

During the year ended February 28, 2015, 60,000 shares of restricted stock were issued by the Company to employees. 50,000 shares vest over a two year period, whereby 17,000 shares vested upon issue, and 17,000 and 16,000 shares vest after one and two years, respectively. The value recorded in the accompanying consolidated financial statements related to the portion vested during the fiscal year, based on the estimated fair value of the stock on the date of the grant, was approximately $16,000. The other 10,000 shares were fully vested upon issuance. The value recorded in the accompanying consolidated financial statements was based on the estimated fair value of the stock on the date of the grant was approximately $3,800.

During year ended February 28, 2014, 20,000 shares of restricted common stock were issued by the Company for services rendered valued at $4,600.    The shares of restricted stock were fully vested upon issuance but not able to be traded on the open market upon issuance.  The value recorded was based on the estimated fair value of the stock on the dates of grant.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 8:   EQUITY TRANSACTIONS (CONTINUED)

Warrants

A summary of warrant activity for the fiscal years ended February 28, 2015 and 2014 is shown below.

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price

Outstanding at March 1, 2013	8,467,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	(60,000)	-
Outstanding at February 28, 2014	8,407,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at February 28, 2015	8,407,221	0.21
Vested at February 28, 2015	6,725,777	0.21
Exercisable at February 28, 2015	6,725,777	0.21

 The following table summarizes significant ranges of outstanding warrants as of February 28, 2015:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise	Number	Exercise
Exercise Price	Number	Life (Years)	Price	Outstanding	Price

$0.21	8,407,221	5.79	$0.21	6,725,777	$0.21

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

As of February 28, 2015 and 2014, the total outstanding warrants had an intrinsic value of $0 and $3,531,033, respectively.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 9:   INCOME TAXES

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended February 28, 2015:
U.S. federal	$—	(633,932)	(633,032)
State	20,929	(112,687)	(91,958)
Total income tax expense (benefit)	$20,929	(745,919)	(724,990)
Year ended February 28 2014:
U.S. federal	$—	177,185	177,185
State	4,356	48,916	53,272
Total income tax expense	$4,356	226,101	230,457

The income tax expense (benefit) differs from the expected amount of income tax expense (benefit) determined by applying a combined U.S. federal and state income tax rate of 40% to pretax income (loss)  for the years ended February 28, 2015 and 2014 as follows:

	2015	2014
Expected tax expense (benefit)	$(846,350)	$296,161
Permanent differences	5,149	5,158
True up of state tax payable	(7,014)	29,138
Change in valuation allowance	123,225	(100,000)
Income tax expense (benefit)	$(724,990)	$230,457

Deferred tax assets are as follows:

	February 28,
	2015	2014
Deferred tax assets:
NOL carryforwards	$631,027	$32,864
Depreciation	(15,484)	(30,173)
Accrued expenses	88,556	6,374
Stock compensation	611,315	460,796
Other	48,963	25,372
Valuation allowance	(123,225)	-
Net deferred tax assets	$1,241,152	$495,233

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 9:   INCOME TAXES (CONTINUED)

The valuation allowance for deferred tax assets as of February 28, 2015 and 2014 was $123,225 and $0, respectively.  The net change in the total valuation allowance was an increase of $123,225 and a decrease of $100,000 for the years ended February 28, 2015 and 2014, respectively. In assessing the realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment.

As of February 28, 2015, the Company had approximately $1.6 million and $1.7 million  of NOL carryforwards for federal and state purposes, respectively, which expire in various years through 2035.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the items underlying the Company's deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

The Company includes interest and penalties, if any, arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of February 28, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are fiscal years 2011 through 2014 for federal purposes and fiscal years 2010 through 2014 for state purposes.

NOTE 10:    COMMITMENTS AND CONTINGENCIES

The Company's office facility lease expires in May 2019. The Company also leases a production facility and warehouse facility that expire in July 2017.  The three leases are at a monthly aggregate cost of $14,000. Total rent expense amounted to approximately $189,000 and $163,000 for the fiscal years ended February 28, 2015 and 2014, respectively.  The Company also has operating leases for certain equipment at a monthly cost of approximately $400.

Future minimum base lease payments are as follows:

Fiscal Year Ending
February 28,	Amount

2016	$176,000
2017	180,000
2018	99,000
2019	41,000
2020	12,000
Total	$508,000

Legal Proceedings

The Company previously reported that it was involved in a case titled Letty Garcia v. Carl Palmer; Seychelle Environmental Technologies, Inc., et, al., brought in the Superior Court for the State of California, San Diego County District.  This case has been transferred to the Orange County Superior Court for the State of California with trial date set for September 2015.

In January 2012, the Company entered into a contract with a distributor in which it granted exclusive distribution rights for certain new product lines. Subsequently there was a contract dispute that has resulted in a lawsuit titled Archette Wellness Group, dba Functional Water Technologies v. Seychelle Environmental Technologies, brought in the U.S. District Court, for the Central District of California, Southern Division. This case was settled on March 4, 2015, and such amount was fully provided for as of February 28, 2015.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 10:    COMMITMENTS AND CONTINGENCIES (CONTINUED)

Otherwise, as of February 28, 2015 we know of no other material legal proceedings pending or threatened, or judgments entered against the Company or any of our directors or officers in their capacity as such.

Significant Agreements

The Company has historically entered into licensing agreements with third-parties for product proprietary rights, patent and trademark ownership, and use of product name. In return, the Company agrees to pay licensing fees and/or royalties on sales of those products. During the years ended February 28, 2015 and 2014, the Company paid $0 in royalties and licensing fees related to these agreements.

NOTE 11:   GEOGRAPHIC AREAS

The Company sells its products throughout the United States and internationally. Geographic sales information for the fiscal years ended February 28, 2015 and 2014 is as follows:

	2015	2014
Water filtration products sold in (1):

The United States	$4,077,810	$4,737,806
New Zealand	102,919	43,094
United Kingdom	49,462	46,398
Canada	28,667	7,132
Asia	3,427	168,318
Other countries	42,920	125,813
Total	$4,305,205	$5,128,561
         _____________

           (1)    Sales are based on the country of residence of the customer.

Long lived assets at February 28, 2015 are in the following geographic areas:

	United
	States	China	Total

Property and equipment, net	$58,847	$103,260	$162,107

Intangible assets	152,643	-	152,643

Other assets	25,491	-	25,491
Total	$236,981	$103,260	$340,241

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 11:   GEOGRAPHIC AREAS (CONTINUED)

Long lived assets at February 28, 2014 are in the following geographic areas:

	United
	States	China	Total

Property and equipment, net	$42,957	$128,056	$171,013

Intangible assets	3,943	-	3,943

Other assets	13,514	-	13,514
Total	$60,414	$128,056	$188,470

NOTE 12:   SUBSEQUENT EVENTS

The Archette case discussed in Note 10 was settled on March 4, 2015, and the settlement amounts were recorded in the consolidated financial statements as of February 28, 2015.

Richard Parsons, then Chief Executive Officer retired on April 30, 2015 and forfeited 2,000,000 warrants that were previously granted to him. His retirement included resignation of his position as a Director and an Officer of the Company. The Company appointed Carl Palmer to the position of Chief Executive Officer, in addition to his positions as President and Director. The Company appointed Ms. Elise Eggett as Secretary and Director as a replacement for Mr. Parsons.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

We did not have any disagreements on accounting and financial disclosures with our present independent registered public accounting firm during the reporting periods.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of February 28, 2015.  Accordingly, we concluded that our disclosure controls and procedures were effective as of February 28, 2015.

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

Management's Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded, as of February 28, 2015, we did maintain effective control over the financial reporting process.

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

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Executive Officers, their ages and positions held in the Company  are as follows:

Carl Palmer*	80	President, and Director
Richard Parsons*	80	Chief Executive Officer ("CEO"), Secretary and Director
James Place	76	Chief Operating Officer, Chief Financial Officer, Treasurer and Director

*Note: See Note 12 regarding Richard Parsons retirement on April 30, 2015.

Our Directors have served and will serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. The officers serve at the discretion of our Directors. The Board of Directors as a whole serves as the audit committee and Mr. Place is the "financial expert" within the meaning of the rules and regulations of the SEC.  The Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication.  Accordingly, our Board of Directors believes that each of its members has sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have. There are no family relationships among the Directors or Officers of the Company. None of the Directors have been involved in the types of litigation specified in Item 401d of Regulation S-B.

Biographies of Our Executive Officers and Directors

Carl Palmer.  Mr. Palmer is the Chairman, President and a Director of the Company. He was the founder of our Company in 1998, innovator of the complete line of Seychelle water filtration products and primary spokesperson worldwide. He is an internationally recognized expert in the field for over 40 years and pioneered the development of the reverse osmosis (RO) home and office pure water business in the U.S. in the late 1970's. That company, Aq-Ro-Matic, was later sold to Coca-Cola in 1973. He developed the cellulose triacetate membrane, a breakthrough technological development in the industry and subsequently, created and sold pure water companies to Coca Cola Los Angeles as noted previously, AMF/Cuno in 1985 and Shaklee in 1989. Also, in the late 1980's Mr. Palmer developed the Best Water reverse osmosis business for Shaklee and sold over $53 million in above-the-counter systems. Carl's 30 years of direct sales experience has led to many significant business relationships, many of which continue today. He is the inventor of thirteen patented products related to water purification. Mr. Palmer received a Bachelors Degree from Whittier College. Upon Richard Parsons' retirement on April 30, 2015, Carl Palmer became the Company's President, Director and CEO.

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

Mr. Parsons acted as a consultant, and then became Chairman of The Beverage Group, Inc. in 2002. In November 2004, he joined the Company as Executive Vice President. Mr. Parsons ran his own successful consulting business in water and related beverages with clients such as General Foods, Coke-USA, The Beverage Group, Coke-Japan and Mitsubishi Industries for many years. He also has over 20 years of experience in direct sales and multilevel marketing with companies such as Avon, Holiday Magic, Arrowhead and National Education. Mr. Parsons has a Bachelors Degree from Principia College. Mr. Parsons retired on April 30, 2015.

James Place. Mr. Place is the Chief Operating Officer (COO), Chief Financial Officer (CFO), Treasurer, and a Director of our Company He joined the Company November 2004 as COO.   ). He has over 40 years of experience in food, beverages and bottled water. While at Arrowhead, he took the liter, still and sparkling water business from $5 million to $100 million in 5 years. Mr. Place also had extensive marketing, new product development and operating experience with Fortune 100 companies such as Carnation, Kerr Glass and Hunt-Wesson. Mr. Place was Vice President and General Manager of the Grocery Products Division at Arrowhead from 1981 to 1988, a Vice President of Sales/Marketing - New Products at Kerr Glass from 1988 to 1990, Manager, New Products at Carnation from 1979 to 1981 and Sales/Marketing Manager at Hunt-Wesson Foods from 1970 to 1976.

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

Elise Eggett. Ms. Eggett joined the Company in April 2014 as the Corporate Controller. On May 1, 2015, she was appointed to the role of COO in addition Corporate Controller and became a Director and Secretary for the Company. Ms. Eggett brings 10 years of experience in SEC reporting, compliance, accounting and finance. Prior to her role at Seychelle, she was the Southern California Divisional Controller with The New Home Company and Manager in the Audit Practice of Windes & McClaughry, where she planned, coordinated and completed financial statement audits in the manufacturing and real estate industries, among others.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's outstanding equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the fiscal year ended February 28, 2015, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Carl Palmer President Director	2015 2014 2013	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	0 0 0	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00

Richard Parsons (1) (2) CEO Director	2015 2014 2013	$122,176 $122,176 $92,380	$13,665 $11,127 $30,114	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	0 0 0	$0.00 $0.00 $0.00	$0.00 $0.00 $ 0.00

James Place (1) COO & CFO Director	2015 2014 2013	$39,762 $37,045 $32,393	$4,784 $2,379 $10,688	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	0 0 0	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00
__________________

(1)	Elected to Board of Directors during November 2004.
(2)	Retired April 30, 2015 and forfeited his warrants.

Name	Grant Date	Type	Vesting Schedule	Restricted Shares Awarded	Grant Date Price	Grant Date Value	Total Restricted Shares at February 28, 2015	Year End Value

Richard Parsons	11/30/04	RS	100% vested	240,000	$0.03	$112,800	240,000	$48,000

Richard Parsons	3/29/05	RS	100% vested	316,312	$0.03	$79,100	316,312	$63,262

James Place	11/30/04	RS	100% vested	240,000	$0.03	$112,800	240,000	$48,000

OPTION/SAR GRANTS IN LAST FISCAL YEAR. The Company granted no options during the fiscal year ended February 28, 2015. The Company had no options outstanding as of the fiscal year ended February 28, 2015.

AGGREGATED OPTIONS/SARS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES. There were no outstanding options as of the fiscal year ended February 28, 2015.

EMPLOYMENT CONTRACTS WITH EXECUTIVE OFFICERS.  There are no binding employment contracts with executive officers.

DIRECTOR COMPENSATION. The Company made payments totaling $180,387, $312,428, and $165,575 combined for the fiscal years ended February 28, 2015, 2014 and 2013, respectively.

The Board of Directors as a whole acts as a compensation committee. We have no retirement, pension, sharing, stock option, insurance or other similar programs.

We do not have a separately designated audit, compensation or nominating committee of our Board of Directors.   We are not a "listed company" under SEC rules and are therefore not required to have separate committees comprised of independent directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of February 28, 2015, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. As of February 28, 2015 there were a total of 25,913,646  common shares  outstanding and 8,407,221 outstanding warrants for a total of 34,320,867 common shares and warrants. Upon Mr. Parsons retirement and resignation from all offices of the Company in April, 2015, he forfeited 2,000,000 warrants.
..

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended February 28, 2014, the Company paid certain expenses of approximately $14,000 on behalf of Carl Palmer, Chairman, President and Director of the Company, of which approximately $1,400 was repaid in fiscal year 2015 and the remainder will be repaid in fiscal year 2016. The receivable amount is included in related party receivable on the accompanying 2015 and 2014 consolidated balance sheets.

The Company paid consulting fees to the Company's primary shareholder (the TAM Irrevocable Trust (the TAM Trust), in which Cari Beck is the trustee, as well as a daughter of Carl Palmer, an officer and Board member) totaling $252,000 and $138,000 during the years ended February 28, 2015 and 2014, respectively, which are included as a component of selling, general and administrative expenses on the consolidated statements of operations.

During the year ended February 28, 2015, the Company paid $150,000 to TAM Trust for purchase of intellectual property retained by TAM when the Company was organized in 1998.

During the year ended February 28, 2015, TAM Trust purchased, on behalf of the Company, $40,000 of raw materials, and paid $1,500 for related tooling to a vendor with which it already had a business relationship. The Company reimbursed TAM Trust for this outlay in full during the fiscal year ended February 28, 2015.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

On March 2, 2012, our Board of Directors voted to approve Ramirez Jimenez International CPAs (RJI) as our independent registered public accounting firm.  Our Board of Directors does not have an audit committee.  The functions customarily delegated to an audit committee are performed by our full Board of Directors.  Our Board of Directors approves in advance, all services performed by RJI.  Our Board of Directors considers whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

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

	February 28,
	2015	2014

Audit fees	$63,500	$56,500
Audit related fees	-0-	-0-
Tax fees	8,000	5,000
All other fees	-0-	-0-

Audit fees.  The audit fees in fiscal 2015 and 2014 include $63,500 and $56,500, respectively, of fees billed by RJI related to the audit of our consolidated financial statements, and quarterly reviews.

Tax fees.  This represents professional services rendered for tax compliance, tax advice and tax planning.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May 29, 2015	By:	/s/ Carl Palmer
Carl Palmer Chief Executive Officer

Date: May 29, 2015	By:	/s/ Jim Place
Jim Place Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl Palmer
Carl Palmer, Director	May 29, 2015

/s/ Jim Place
Jim Place, Director	May 29, 2015

/s/ Ellise Eggett	May 29, 2015
Ellise Eggett, Director