Form 10-Q
period 2015-05-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2015-07-10
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending May 31, 2015

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

The number of shares outstanding of the Registrant's common stock, as of July 6, 2015 was 26,158,646.

References in this document to "us," "we," or "Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiaries.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	May 31, 2015	February 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$861,669	$1,514,534
Accounts receivable, net of allowance for doubtful accounts and sales returns
of $13,400	695,305	284,121
Related party receivable	35,101	12,601
Inventory, net	1,350,689	1,009,491
Deferred tax assets	384,547	629,838
Prepaid expenses, deposits and other current assets	239,295	174,052
Total current assets	3,566,606	3,624,637

Property and equipment, net	164,277	162,107
Intangible assets, net	152,210	152,643
Deferred tax assets	611,314	611,314
Other assets	15,651	25,491

Total assets	$4,510,058	$4,576,192

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$238,836	$238,009
Accrued legal and settlement fees (Note 8)	-	532,103
Customer deposits	45,153	119,215
Capital lease obligation, current portion	6,568	5,639
Total current liabilities	290,557	894,966

Long-term liabilities:
Capital lease obligation, net of current	2,659	4,081
Total liabilities	293,216	899,047

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 25,913,646 issued and outstanding at May 31, 2015 and February 28, 2015	25,914	25,914

Additional paid-in capital	8,524,802	8,457,603
Accumulated deficit	(4,333,874)	(4,806,372)
Total stockholders' equity	4,216,842	3,677,145

Total liabilities and stockholders' equity	$4,510,058	$4,576,192

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	May 31,	May 31,
	2015	2014
Sales	$2,347,183	$1,107,298
Cost of sales	1,068,030	569,835
Gross profit	1,279,153	537,463
Operating Expenses
Selling, General, and Administrative Expenses	551,916	634,309
Depreciation and Amortization	9,712	13,759
Total operating expenses	561,628	648,068
Income (Loss) from Operations	717,525	(110,605)
Other Income (Expense)
Interest income	189	1,660
Interest expense	-	(269)
Other income	75	8,492
Total other income	264	9,883
Income (loss) before provision for income taxes	717,789	(100,722)
Income tax benefit (expense)	(245,291)	37,994
Net income (loss)	$472,498	$(62,728)
BASIC INCOME (LOSS) PER SHARE	$0.02	$(0.00)
DILUTED INCOME (LOSS) PER SHARE	$0.02	$(0.00)
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,913,646	25,878,646
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,499,618	25,878,646

 See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	May 31,	May 31,
	2015	2014

OPERATING ACTIVITIES:
Net income (loss)	$472,498	$(62,728)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	9,712	13,759
Stock-based compensation	67,199	122,175
Deferred tax expense (benefit)	245,291	(37,994)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(411,184)	6,906
Increase in related party receivable	(22,500)	(7,008)
Increase in inventory	(341,198)	(40,288)
Increase in prepaid expenses, deposits and other assets	(55,403)	(184,558)
Increase (decrease) in accounts payable and accrued expenses	827	(27,302)
Decrease in accrued legal and settlement fees	(532,103)	-
Decrease in customer deposits	(74,062)	(31,942)

Net Cash Used In Operating Activities	(640,923)	(248,980)

INVESTING ACTIVITIES:
Purchase of property and equipment	(11,449)	(10,755)
Purchase of intangible assets	-	(434)
Net Cash Used In Investing Activities	(11,449)	(11,189)

FINANCING ACTIVITIES:
Repayment of capital lease obligation	(493)	(1,208)
Net Cash Used in Financing Activities	(493)	(1,208)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(652,865)	(261,377)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,514,534	2,971,825

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$861,669	$2,710,448

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$-	$269
Income taxes	$-	$-

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1:    CONDENSED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Seychelle Environmental Technologies, Inc., and
The accompanying condensed consolidated financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 2015.  The results of operations for the periods ended May 31, 2015 and 2014 are not necessarily indicative of the operating results for the full fiscal years.

The summary of significant accounting policies of the Company is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the condensed consolidated financial statements and the February 28, 2015 consolidated financials included in the 10-K filed on May 29, 2015.

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

The denominator for diluted income (loss) per share for the period ended May 31, 2014 did not include warrants as they would have been anti-dilutive. At May 31, 2015 and 2014, 5,446,137 and 5,464,694 warrants, respectively, were excluded from the denominator for diluted income (loss) per share.

	For the three months ended
	May 31,
	2015	2014
Numerator:
Net income (loss) available to common shareholders	$427,498	$(62,728)
Weighted average shares – basic	25,913,646	25,878,646
Net income (loss) per share – basic	$0.02	$(0.00)

Dilutive effect of common stock equivalents:
Warrants	585,972	-
Weighted average shares – diluted	26,499,618	25,878,646
Net income (loss) per share – diluted	$0.02	$(0.00)

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 3:   COMMON STOCK PURCHASE WARRANTS

Common Stock
During the quarter ended May 31, 2015, the Company did not issue any shares of common stock.

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

Warrants
The Company has determined the estimated value of warrants granted using the Black-Scholes option pricing model. The amount of the expense charged to operations for warrants was $67,199 for the three months ended May 31, 2015 and $88,175 for the three months ended May 31, 2014.  All outstanding warrants are expected to be vested in December 2015.

A summary of warrant activity for the three months ended May 31, 2015 is as follows:

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price
Outstanding at February 28, 2015	8,407,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	(2,000,000)	0.21
Outstanding at May 31, 2015	6,407,221	0.21
Vested at May 31, 2015	5,446,137	0.21
Exercisable at May 31, 2015	5,446,137	0.21

The following table summarizes significant ranges of outstanding warrants as of May 31, 2015:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Outstanding	Price
$0.21	6,407,221	5.54	$0.21	5,446,137	$0.21

NOTE 4:    INVENTORY

The Company's inventory consisted of the following at May 31, 2015 and February 28, 2015:
	May 31, 2015	February 28, 2015
Raw materials	$831,954	$536,302
Finished goods	558,735	513,189
	1,390,689	1,049,491
Reserve for obsolete and slow moving inventory	(40,000)	(40,000)
	$1,350,689	$1,009,491

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 5:    LINE OF CREDIT

As of February 28, 2015, the Company had a line of credit agreement totaling $500,000, with no outstanding borrowings as of February 28, 2015.  The line expires on September 1, 2015. During the fourth quarter of the fiscal year ended February 28, 2015, our bank notified us that our line of credit would no longer be accessible by us.  This situation is not material to our operations.  However, we plan to request that our bank restore our line of credit during the second fiscal quarter.

NOTE 6:    CONCENTRATIONS

Sales to two customers accounted for 72% of sales for the three month period ended May 31, 2015. Accounts receivable from these two customers amounted to $575,045 or 83% of accounts receivable as of May 31, 2015.

Sales to two customers accounted for 57% of sales for the three month period ended May 31, 2014. Accounts receivable from these two customers amounted to $187,633 or 61% of accounts receivable as of May 31, 2014.  Accounts receivable from one other customer represented 21% of accounts receivable as of May 31, 2014.

NOTE 7:    RELATED PARTY TRANSACTIONS

During the three month periods ended May 31, 2015 and 2014, payments totaling $50,000, respectively, were made to TAM Irrevocable Trust ("TAM") for consulting services, in which Cari Beck, is a trustee as well as the daughter of the Company's President.

During the three month period ended May 31, 2015, TAM Trust purchased, on behalf of the Company, $185,000 of raw materials, and paid $3,500 for related tooling to a vendor with which it already had a business relationship. The Company reimbursed TAM Trust for these outlays in full during the three months ended May 31, 2015.

During the three month period ending May 31, 2014, the Company paid a $100,000 deposit to TAM for a future purchase of intellectual property retained by TAM when the Company was incorporated in 1998. This deposit is included in prepaid expenses, deposits and other current assets on the May 31, 2014 condensed consolidated balance sheet.   On June 16, 2014,  a final purchase price for this intellectual property of $150,000 was agreed upon. The $100,000 deposit was applied to that purchase price and rights to the intellectual property were transferred to the Company.

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

Otherwise, as of May 31, 2015, we know of no other legal proceedings pending or threatened, or judgments entered against the Company or any of our directors or officers in their capacity as such.

NOTE 9: SUBSEQUENT EVENTS

On June 1, 2015, 105,000 shares or restricted common stock were issued to employees and officers of the Company. Additionally, on the same date, 100,000, 20,000, and 10,000 shares of restricted common stock were issued to TAM, vendors, and TAM's trustee, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") as of and for the three month periods ended May 31, 2015 and 2014. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended February 28, 2015.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control.

Forward-Looking Statements

Certain statements contained herein are "forward-looking" statements.  Forward-looking statements include statements which are predictive in nature; which depend upon or refer to future events or conditions; or which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", or variations or negatives thereof or by similar or comparable words or phrases. In addition, any statement concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions that may be provided by management are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company; and economic and market factors in the countries in which the Company does business, among other things. These statements are not guarantees of future performance, and the Company has no specific intentions to update these statements. Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors including, among others:

(1)	the portable water filtration industry is in a state of rapid technological change, which can render the Company's products obsolete or unmarketable;

(2)
any failure by the Company to anticipate or respond to technological developments or changes in industry standards or customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's business, operating results and financial condition;

(3)	the Company's cost of sales may be materially affected by increases in the market prices of the raw materials used in the Company's assembly processes;

(4)	the Company's water related product sales could be materially affected by weather conditions and government regulations;

(5)	the Company is subject to the risks of conducting business internationally; and

(6)
the industries in which the Company operates are highly competitive. Additional risks and uncertainties are outlined in the Company's filings with the Securities and Exchange Commission, including its most recent fiscal 2015 Annual Report on Form 10-K.

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

Our principal business address is 32963 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summarized historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three months ended May 31, 2015 and 2014 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three-month period ended May 31, 2015 compared to the corresponding period in 2014

				Year over
	2015	2014		year change	%

Sales	$2,347,183	$1,107,298		1,239,885	112%
Cost of sales	1,068,030	569,835		498,195	87%
Gross profit	1,279,153	537,463		741,690	138%
Gross profit %	54%		49%
Selling general and administrative expenses	551,916	634,309		(82,393)	(13%)
Depreciation and amortization expense	9,712	13,759		(4,047)	(29%)
Income (loss) before provision (benefit) for income taxes	717,789		(100,722)	818,511	813%
Provision (benefit) for income taxes	245,291		(37,994)	283,285	746%

Net income (loss)	472,498		(62,728)	535,226	853%
Net income (loss) %	20%	(6	% )

Sales. The increase in sales to $2.3 million during the three months ended May 31, 2015 from $1.1 million during the three months ended May 31, 2014 (112%) is primarily due the launch of our pH2O product line, which increases the alkalinity of municipal water to between 8.0-9.5 pH. Sales during the three months ended May 31, 2015 of this product line were approximately $1.0 million, compared to nothing in the comparable period 2014. Additionally, we had one customer (who has not purchased any product from the pH2O line) that has developed a private label pitcher and bottle, and significantly increased their distribution line, with sales increasing from $46,000 during the three months ended May 31, 2014 to $576,000 during the three months ended May 31, 2015. As we expand our distribution of the pH2O product line, and continue to strengthen relationships with existing customers, we anticipate improvement in sales volume to continue into subsequent quarters.

Cost of sales and gross profit percentage. As a percentage of sales, the gross profit margin during the three months ended May 31, 2015 increased from 49% to 54%. The largest increase to our sales was directly related to the launch of our aforementioned pH2O product line. We are selling this product with strict minimum order quantities that allow us to achieve greater profit margins, averaging 68% during the three months ended May 31, 2015.  Additionally, our National Sales Manager (a position created and filled subsequent to the three months ended May 31, 2014), introduced a Minimum Advertised Pricing policy during the three months ended May 31, 2015 that has allowed us to increase our margins with customers who market our product online, as well as increased sales prices on our own website store. Comparatively, the largest product line by revenue during the three months ended May 31, 2014 was our 20-ounce RAD Advanced bottle and 28-ounce Extreme flip-top bottle, which had sales of approximately $362,000 and carried a gross margin of approximately 44%.  The product mix and timing of significant sales is always a significant factor in the resulting profit margins reported.  The Company expects the gross margin percentages to remain at approximately 50% in the foreseeable future.

Selling, general and administrative expenses. These expenses decreased by approximately $82,000, or 13%, during the period ended May 31, 2015 compared to the same period ended in the prior year.  The decrease was largely a direct result of the decrease in legal costs incurred as well as personnel costs, including discretionary bonuses to executive management and a stock grant to an employee discussed in Note 3 of the accompanying condensed consolidated financial statements. Additionally, as part of a strategic move to accommodate expected profitable sales growth, we leased additional space for our production and warehousing to a new location, and incurred rent expense on both the new and old location for two months of the three month period ending May 31, 2014. We expect the selling, general and administrative expenses incurred during the three month period ended May 31, 2015 to remain relatively stable for the remainder of the fiscal year.

Depreciation and amortization expense.  Depreciation and amortization expense was relatively flat from period to period, but the slight decrease is due to additional certain fixed assets being disposed of or becoming fully depreciated in the prior year.

Income tax expense (benefit).  The Company recorded income tax provision of approximately $245,000 due to the pretax income of approximately $718,000 during the three-month period ended May 31, 2015 compared to a benefit of approximately $38,000 due to the pretax loss of approximately $101,000 during the three-month period ended May 31, 2014.

Net income (loss). Net income for the three-month period ended May 31, 2015 was $472,498, up $535,226 or 853% compared to net loss of $62,728 for the three-month period ended May 31, 2014.  This was primarily due to an increase of approximately $1.2 million in sales. We remain focused on the primary factors affecting our bottom line and look to continue to improve the Company's profitability in the upcoming periods during fiscal 2016 as noted previously in both the sales and cost of sales/gross profit percentage sections.

Net cash provided by (used in) operating activities. During the three-month period ended May 31, 2015, cash used in operating activities was approximately $641,000, compared to $249,000 in the same period during 2014. This was primarily as the result of our net income of approximately $472,000 offset by paying in full $532,000 in legal and settlement expenses related to the Archette case described in Note 8.  Additionally, the Company's sales to customers on net 30 payment terms increased, causing accounts receivable to increase approximately $411,000. This was also offset by the utilization of approximately $74,000 of customer deposits paid in prior periods and the add-back of non-cash expenses for stock based compensation and depreciation and amortization, the net of which was approximately $77,000.

Net cash used in investing activities. During the three-month periods ended May 31, 2015 and 2014, the Company spent approximately $11,000 on capital expenditures.

Net cash provided by financing activities. Cash used in financing activities during the three month period ended May 31, 2015 was relatively consistent with the comparable period in the prior year.

As of May 31, 2015, the Company had approximately $862,000 in cash and cash equivalents and $695,000 in trade accounts receivable. The Company believes it has liquidity to meet its operating needs through the balance of fiscal 2016.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

The Company believes that the estimates, assumptions and judgments involved in the accounting policies described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of its most recent fiscal 2015 Annual Report on Form 10-K have the greatest potential impact on its consolidated financial statements, so it considers these to be its critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates the Company uses in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for inventory reserves and stock-based compensation. These policies require that the Company make estimates in the preparation of its consolidated financial statements as of a given date.

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There were no material changes to the Company's critical accounting policies or estimates during the three-month period ended May 31, 2015.

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which is effective for public entities for annual reporting periods beginning after December 15, 2016. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in fiscal 2018.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer each have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC's rules and forms.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during our most recent fiscal three months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report by the Company's independent registered public accounting firm regarding internal control over financial reporting as we are not subject to this requirement.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company previously reported that it was involved in a case titled Letty Garcia v. Carl Palmer, Seychelle Environmental Technologies, Inc., et. al. brought in the Superior Court for the State of California, San Diego County District. This case has been transferred to the Orange County Superior Court for the State of California with trial set for September 2015. We anticipate that it will be resolved this fiscal year and believe that Seychelle will prevail.

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

Otherwise, as of May 31, 2015, we know of no other legal proceedings pending or threatened, or judgments entered against the Company or any of our directors or officers in their capacity as such.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our fiscal 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2015.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended May 31, 2015, the Company did not issue any shares of common stock.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

On June 1, 2015, 105,000 shares or restricted common stock were issued to employees and officers of the Company. Additionally, on the same date, 100,000, 20,000, and 10,000 shares of restricted common stock were issued to TAM, vendors, and TAM's trustee, respectively.

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

Seychelle Environmental Technologies, Inc.

Date: July 10, 2015	By:	/s/ Carl Palmer
Carl Palmer Director, Chief Executive Officer

Date: July 10, 2015	By:	/s/ Jim Place
Jim Place Director and Chief Financial Officer