Form 10-Q
period 2015-08-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2015-10-09
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending August 31, 2015

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

The number of shares outstanding of the Registrant's common stock, as of October 9, 2015 was 26,372,646.

References in this document to "us," "we," or "Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiaries.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	August 31, 2015	February 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,687,564	$1,514,534
Accounts receivable, net of allowance for doubtful accounts and sales returns
of $13,400	436,655	284,121
Related party receivables	22,407	12,601
Inventory, net	1,752,270	1,009,491
Deferred tax assets	116,829	629,838
Prepaid expenses, deposits and other current assets	164,144	174,052
Total current assets	4,179,869	3,624,637

Property and equipment, net	193,820	162,107
Intangible assets, net	151,776	152,643
Deferred tax assets	611,314	611,314
Other assets	15,651	25,491

Total assets	$5,152,430	$4,576,192

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$190,320	$238,009
Accrued legal and settlement fees	-	532,103
Customer deposits	45,939	119,215
Capital lease obligations, current portion	11,413	5,639
Total current liabilities	247,672	894,966

Long-term liabilities:
Capital lease obligations, net of current	22,340	4,081
Total liabilities	270,012	899,047

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding		-
Common stock $0.001 par value, 50,000,000 shares authorized, 26,158,646 and 25,913,646 issued and outstanding at August 31, 2015 and February 28, 2015, respectively	26,159	25,914

Additional paid-in capital	8,675,056	8,457,603
Accumulated deficit	(3,818,797)	(4,806,372)
Total stockholders' equity	4,882,418	3,677,145

Total liabilities and stockholders' equity	$5,152,430	$4,576,192

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended August 31,
	2015	2014
Sales	$2,724,829	$767,216
Cost of sales	1,319,711	435,646
Gross profit	1,405,118	331,570
Operating expenses
Selling, general, and administrative expenses	602,371	659,165
Archette legal expenses	-	199,823
Depreciation and amortization	20,395	15,815
Total operating expenses	622,766	874,803
Income (loss) from operations	782,352	(543,233)
Other income (expense)
Interest income	39	1,111
Interest expense	(133)	(179)
Other income (expense)	537	(5,953)
Total other income (expense)	443	(5,021)
Income (loss) before income tax benefit (expense)	782,795	(548,254)
Income tax benefit (expense)	(267,718)	205,666
Net income (loss)	$515,077	$(342,588)
BASIC INCOME (LOSS) PER SHARE	$0.02	$(0.01)
DILUTED INCOME (LOSS) PER SHARE	$0.02	$(0.01)
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,144,531	25,903,646
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	28,464,562	25,903,646

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended August 31,
	2015	2014
Sales	$5,072,012	$1,874,514
Cost of sales	2,387,741	1,005,481
Gross profit	2,684,271	869,033
Operating expenses
Selling, general, and administrative expenses	1,154,287	1,225,034
Archette legal expenses	-	268,263
Depreciation and amortization	30,107	29,574
Total operating expenses	1,184,394	1,522,871
Income (loss) from operations	1,499,877	(653,838)
Other income (expense)
Interest income	228	2,771
Interest expense	(292)	(448)
Other income	771	2,539
Total other income	707	4,862
Income (loss) before income tax benefit (expense)	1,500,584	(648,976)
Income tax benefit (expense)	(513,009)	243,660
Net income (loss)	$987,575	$(405,316)
BASIC INCOME (LOSS) PER SHARE	$0.04	$(0.02)
DILUTED INCOME (LOSS) PER SHARE	$0.04	$(0.02)
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,023,362	25,891,146
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	27,917,424	25,891,146

 See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended August 31,
	2015	2014

OPERATING ACTIVITIES:
Net income (loss)	$987,575	$(405,316)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	30,107	29,574
Stock-based compensation	217,698	210,350
Provision for doubtful accounts	-	9,958
Deferred income tax expense (benefit)	513,009	(243,460)
Changes in operating assets and liabilities:
Increase in accounts receivable	(152,534)	(17,240)
Increase in related party receivables	(9,806)	(7,008)
(Increase) decrease in inventory	(742,779)	15,890
(Increase) decrease in prepaid expenses, deposits and other assets	19,748	(23,640)
(Decrease) increase in accounts payable and accrued expenses	(47,689)	51,375
Decrease in accrued legal and settlement fees	(532,103)	-
Decrease in customer deposits	(73,276)	(16,766)

Net Cash Provided By (Used In) Operating Activities	209,950	(396,283)

INVESTING ACTIVITIES:
Purchase of property and equipment	(34,953)	(33,918)
Purchase of intangible assets	-	(150,434)
Net Cash Used In Investing Activities	(34,953)	(184,352)

FINANCING ACTIVITIES:
Repayment of capital lease obligations	(1,967)	(2,012)
Net Cash Used in Financing Activities	(1,967)	(2,012)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	173,030	(582,647)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,514,534	2,971,825

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,687,584	$2,389,178

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment under capital leases	$26,000	$-
Cash paid for:
Interest	$292	$448
Income taxes	$-	$-

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1:    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 2015.  The results of operations for the periods ended August 31, 2015 and 2014 are not necessarily indicative of the operating results for the full fiscal years.

The summary of significant accounting policies of the Company is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these condensed consolidated financial statements and the February 28, 2015 consolidated financials included in the 10-K filed on May 29, 2015.

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

The denominator for diluted income (loss) per share for the three- and six- month period ended August 31, 2014 did not include warrants as they would have been anti-dilutive. During the three and six months ended August 31, 2015, 3,446,467 and 4,535,479 warrants, respectively, were excluded from the denominator for diluted income (loss) per share.

	For the six months ended
	August 31,
	2015	2014
Numerator:
Net income (loss) available to common shareholders	$987,575	$(405,316)
Weighted average shares – basic	26,023,362	25,891,146
Net income (loss) per share – basic	$0.04	$(0.02)

Dilutive effect of common stock equivalents:
Warrants	1,894,062	-
Weighted average shares – diluted	27,917,424	25,891,146
Net income (loss) per share – diluted	$0.04	$(0.02)

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 2:    BASIC INCOME (LOSS) PER SHARE (continued)

	For the three months ended
	August 31,
	2015	2014
Numerator:
Net income (loss) available to common shareholders	$515,077	$(342,588)
Weighted average shares – basic	26,144,531	25,903,646
Net income (loss) per share – basic	$0.02	$(0.01)

Dilutive effect of common stock equivalents:
Warrants	2,320,031	-
Weighted average shares – diluted	28,464,562	25,903,646
Net income (loss) per share – diluted	$0.02	$(0.01)

NOTE 3:   COMMON STOCK PURCHASE WARRANTS

Common Stock

During the six month period ended August 31, 2015, 115,000 shares of restricted common stock were issued to employees and officers of the Company. Additionally, 100,000, 20,000, and 10,000 shares of restricted common stock were issued to TAM, vendors, and TAM's trustee, respectively. The shares were fully vested upon issuance. The value recorded in the accompanying condensed consolidated financial statements was based on the estimated fair value of the stock on the date of the grant and aggregated $83,000.

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

Warrants

The Company has determined the estimated value of warrants granted using the Black-Scholes option pricing model. The amount of the expense charged to operations for warrants was $67,200 and $134,200 for the three and six month periods ended August 31, 2015, respectively, and $88,175 and $176,350 for the three and six month periods ended August 31, 2014, respectively.  All outstanding warrants are expected to be vested in December 2015.

A summary of warrant activity for the six months ended August 31, 2015 is as follows:

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price
Outstanding at February 28, 2015	8,407,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	(2,000,000)	0.21
Outstanding at August 31, 2015	6,407,221	0.21
Vested at August 31, 2015	5,766,498	0.21
Exercisable at August 31, 2015	5,766,498	0.21

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 3:   COMMON STOCK PURCHASE WARRANTS (continued)

The following table summarizes significant ranges of outstanding warrants as of August 31, 2015:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Outstanding	Price
$0.21	6,407,221	5.29	$0.21	5,766,498	$0.21

NOTE 4:    INVENTORY

The Company's inventory consisted of the following at August 31, 2015 and February 28, 2015:
	August 31, 2015	February 28, 2015
Raw materials	$996,829	$536,302
Finished goods	795,441	513,189
	1,792,270	1,049,491
Reserve for obsolete and slow moving inventory	(40,000)	(40,000)
	$1,752,270	$1,009,491

NOTE 5:    LINE OF CREDIT

As of February 28, 2015, the Company had a line of credit agreement totaling $500,000, with no outstanding borrowings as of February 28, 2015 or August 31, 2015.  The line expired on September 1, 2015 (see Note 9).

NOTE 6:    CONCENTRATIONS

Sales to two customers accounted for 61% and 66%, respectively, of sales for the three and six month period ended August 31, 2015. Accounts receivable from these two customers amounted to $166,861 or 37% of accounts receivable as of August 31, 2015. Two other customers amounted to $194,500 or 43% of accounts receivable as of August 31, 2015.

Sales to three customers accounted for 57% and 59% of sales for the three and six month periods ended August 31, 2014, respectively. Accounts receivable from these three customers amounted to $235,000 or 73% of accounts receivable as of August 31, 2014.

NOTE 7:    RELATED PARTY TRANSACTIONS

During the three month periods ended August 31, 2015 and 2014, payments totaling $25,000 and $24,000, respectively, and during the six month periods ended August 31, 2015 and 2014, payments totaling $75,000 and $74,000, respectively, were made to TAM Irrevocable Trust ("TAM") for consulting services, in which Cari Beck, is a trustee as well as the daughter of the Company's President.

During the three month periods ended August 31, 2015 and 2014, TAM purchased, on behalf of the Company, $208,000 and $0, respectively, of raw materials from a vendor with which it already had a business relationship. During the six month periods ended August 31, 2015 and 2014, TAM purchased, on behalf of the Company, $393,000 and $0, respectively, of raw materials, and paid $3,500 and $0, respectively, for related tooling to a vendor with which it already had a business relationship. The Company reimbursed TAM for these outlays in full during the six months ended August 31, 2015.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 7:    RELATED PARTY TRANSACTIONS (continued)

During the six month period ending August 31, 2014, the Company paid $150,000 to TAM for purchase of intellectual property retained by TAM when the Company was organized in 1998.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

The Company previously reported that it was involved in a case titled Letty Garcia v. Carl Palmer, Seychelle Environmental Technologies, Inc., et. al. brought in the Superior Court for the State of California, San Diego County District. This case has been transferred to the Orange County Superior Court for the State of California with additional hearings scheduled. We anticipate that it will be resolved this fiscal year and believe that Seychelle will prevail.

In January 2012, the Company entered into a contract with a distributor in which it granted exclusive distribution rights for certain new product lines. Subsequently, there was a contract dispute that has resulted in a lawsuit titled, Archette Wellness Group, dba Functional Water Technologies v. Seychelle Environmental Technologies, brought in the U.S. District Court, for the Central District of California, Southern Division. The case was settled on March 4, 2015, and such amount was fully provided for as of February 28, 2015.  The outstanding obligations were paid in full during the six month period ended August 31, 2015.

Otherwise, as of August 31, 2015, we know of no other legal proceedings pending or threatened, or judgments entered against the Company or any of its directors or officers in their capacity as such.

NOTE 9: SUBSEQUENT EVENTS

On September 1, 2015, 130,000 shares of restricted common stock were issued to employees and officers of the Company.  Additionally, 100,000 shares of restricted common stock were issued to TAM. The Company also re-purchased 16,000 shares from a stockholder.

The line of credit (see Note 5) expired on September 1, 2015 and was not renewed.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") as of and for the three and six month periods ended August 31, 2015 and 2014. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2015.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control.

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

(3)	the Company's sales are concentrated to a few large customers, and loss of business from one or more could impact the Company's revenues, gross profit and operating results;

(4)	the Company's cost of sales may be materially affected by increases in the market prices of the raw materials used in the Company's assembly processes;

(5)	the Company's water related product sales could be materially affected by weather conditions and government regulations;

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

Our principal business address is 32963 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summarized historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three and six month periods ended August 31, 2015 and 2014 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three month period ended August 31, 2015 compared to the corresponding period in 2014

			Period over
	2015	2014	Period change	%

Sales	$2,724,829	$767,216	1,957,611	255%
Cost of sales	1,319,711	435,646	884,065	203%
Gross profit	1,405,118	331,570	1,073,548	324%
Gross profit %	52%	43%	-	-
Selling general and administrative expenses	602,371	659,165	(56,794)	(9%)
Archette legal expenses	-	199,823	(199,823)	(100%)
Depreciation and amortization expense	20,395	15,815	4,580	29%
Income (loss) before income tax benefit (expense)	782,795	(548,254)	1,331,049	243%
Income tax benefit (expense)	(267,718)	205,666	(473,384)	(230%)

Net income (loss)	515,077	(342,588)	857,665	250%
Net income as a percentage of sales	19%	(45%)	-	64%

Sales. The increase in sales to $2.7 million during the three months ended August 31, 2015 from $0.8 million during the three months ended August 31, 2014 (255%) is primarily due the launch of our pH2O product line, which increases the alkalinity of municipal water to between 8.0-9.5 pH. Sales during the three months ended August 31, 2015 of this product line were approximately $866,000, compared to nothing in the comparable period of 2014. Additionally, we had one customer (who has not purchased any product from the pH2O line) that has developed a private label pitcher and bottle, and significantly increased its distribution line, with sales increasing from $60,000 during the three months ended August 31, 2014 to $643,000 during the three months ended August 31, 2015. Additionally, during the third quarter ended November 30, 2014, we hired a National Sales Manager to assume some of the sales and larger customer relationship roles, and to develop sales programs with our smaller customers to increase their sales and broaden our customer base. We anticipate continued sales improvements during the balance of this fiscal year, and in the subsequent fiscal year as we expand our distribution of the pH2O product line and continue to strengthen relationships with existing customers.

Cost of sales and gross profit percentage. As a percentage of sales, the gross profit margin during the three months ended August 31, 2015 increased from 43% to 52% as compared to the comparable period of the previous year. The largest increase to our sales was directly related to the launch of our aforementioned pH2O product line. We are selling this product with strict minimum order quantities that allow us to achieve greater profit margins, averaging 68% during the three months ended August 31, 2015.  Additionally, our National Sales Manager (a position created and filled subsequent to the three months ended August 31, 2014), introduced a Minimum Advertised Pricing policy during the three months ended May 31, 2015 that has allowed us to increase our margins with customers who market our products online, as well as increased sales prices on our own website store.  The product mix and timing of significant sales is always a significant factor in the resulting profit margins reported.  The Company expects the gross margin percentages to remain at approximately 50% in the foreseeable future.

Selling, general and administrative expenses. These expenses decreased by $56,794, or 9%, during the period ended August 31, 2015 compared to the same period in the prior year. This decrease was largely a result of a decreased need for third-party consultants during the current quarter, as well as certain moving and product packaging development expenses that were incurred during the period ended August 31, 2014, but not in the current period. We anticipate slight increases in sales, general and administrative expenses in future quarters to accommodate our expanding markets and product lines, which are driving increases in sales.

The Archette case was settled on March 4, 2015 and there were no further legal expenses related to the case incurred during the period ended August 31, 2015.

Depreciation and amortization expense.  Depreciation and amortization expense was relatively flat from period to period, but the slight increase is due to additional tooling, and a Company vehicle being purchased during the period ended August 31, 2015.

Income tax expense (benefit).  The Company recorded income tax provision of approximately $268,000 due to the pretax income of approximately $783,000 during the three month period ended August 31, 2015, compared to a benefit of approximately $206,000 due to the pretax loss of approximately $548,000 during the three month period ended August 31, 2014.

Net income (loss). Net income for the three month period ended August 31, 2015 was $515,077, up 250% compared to net loss of $342,588 for the three month period ended August 31, 2014.  This was primarily due to an increase of approximately $1.9 million in sales during the three month period ended August 31, 2015.  Additionally, the improved margins and decrease in selling, general and administrative expenses and legal expense discussed above contributed to the net income during the three months ended August 31, 2015. We remain focused on the primary factors affecting our bottom line and expect the Company's profitability to continue during fiscal 2016 and future fiscal years.

Six month period ended August 31, 2015 compared to the corresponding period in 2014

			Period over
	2015	2014	Period change	%

Sales	$5,072,012	$1,874,514	3,197,498	171%
Cost of sales	2,387,741	1,005,481	1,382,260	137%
Gross profit	2,684,271	869,033	1,815,238	209%
Gross profit %	53%	46%
Selling general and administrative expenses	1,154,287	1,225,034	(70,747)	(6%)
Archette legal expenses	-	268,263	(268,263)	(100%)
Depreciation and amortization expense	30,107	29,574	533	2%
Income (loss) before income tax benefit (expense)	1,500,584	(648,976)	2,149,560	331%
Income tax benefit (expense)	(513,009)	243,660	(756,669)	(311%)

Net income (loss)	987,585	(405,316)	1,392,901	344%
Net income as a percentage of sales	19%	(22%)		41%

Sales. The increase in sales to $5.1 million during the six months ended August 31, 2015 from $1.9 million during the three months ended August 31, 2014 (171%) is primarily due the launch of our pH2O product line, which increases the alkalinity of municipal water to between 8.0-9.5 pH. Sales during the six months ended August 31, 2015 of this product line were approximately $1.9 million, compared to nothing in the comparable period 2014. Additionally, we had one customer (who has not purchased any product from the pH2O line) that has developed a private label pitcher and bottle, and significantly increased its distribution line, with sales increasing from $106,000 during the six months ended August 31, 2014 to $1,249,000 during the six months ended August 31, 2015. Additionally, during the third quarter ended November 30, 2014, we hired a National Sales Manager to assume some of the sales and larger customer relationship roles, and to develop sales programs with our smaller customers to increase their sales and broaden our customer base. We anticipate continued sales improvements during the balance of this fiscal year, and in the subsequent fiscal year as we expand our distribution of the pH2O product line and continue to strengthen relationships with existing customers.

Cost of sales and gross profit percentage. As a percentage of sales, the gross profit margin during the six months ended August 31, 2015 increased from 46% to 53% as compared to the comparable period of the previous year. The largest increase to our sales was directly related to the launch of our aforementioned pH2O product line. We are selling this product with strict minimum order quantities that allow us to achieve greater profit margins, averaging 68% during the six months ended August 31, 2015.  Additionally, our National Sales Manager (a position created and filled subsequent to the three months ended August 31, 2014), introduced a Minimum Advertised Pricing policy during the three months ended May 31, 2015 that has allowed us to increase our margins with customers who market our products online, as well as increased sales prices on our own website store.  The product mix and timing of significant sales is always a significant factor in the resulting profit margins reported.  The Company expects the gross margin percentages to remain at approximately 50% in the foreseeable future.

Selling, general and administrative expenses. These expenses decreased by $70,747, or 6%, during the six months ended August 31, 2015 compared to the same period in the prior year. This decrease was largely a result of a decreased need for third-party consultants during the current period, as well as moving and product packaging development expenses that were incurred during the period ended August 31, 2014, but not in the current period. We anticipate slight increases in sales, general and administrative expenses in future quarters to accommodate our expanding markets and product lines, which are driving increases in sales.

The Archette case was settled on March 4, 2015 and there were no further legal expenses related to the case incurred during the six months ended August 31, 2015.

Depreciation and amortization expense.  Depreciation and amortization expense was relatively flat from period to period, but the slight increase is due to additional tooling and a Company vehicle being purchased during the period ended August 31, 2015.

Income tax expense (benefit).  The Company recorded an income tax provision of approximately $513,000 due to the pretax income of approximately $1,501,000 during the six month period ended August 31, 2015, compared to a benefit of approximately $244,000 due to the pretax loss of approximately $649,000 during the six month period ended August 31, 2014.

Net income (loss). Net income for the six month period ended August 31, 2015 was $987,585, up 344% compared to net loss of $405,316 for the six month period ended August 31, 2014.  This was primarily due to the increase in sales of approximately $3.2 million during the six month period ended August 31, 2015.  Additionally, the improved gross margins and decrease in selling, general and administrative expenses and legal expenses discussed above contributed to the net income during the six months ended August 31, 2015.  We remain focused on the primary factors affecting our bottom line and expect the Company's profitability to continue during fiscal 2016 and future fiscal years.

Liquidity and Capital Resources

Net cash provided operating activities. During the six month period ended August 31, 2015, cash provided by operating activities was approximately $210,000, primarily as the result of the net income reported for the period of approximately $988,000, compared to cash used in operating activities of approximately $396,000 during the six month period ended August 31, 2014. Additionally, we recorded a non-cash tax provision of approximately $513,000, issued stock-based compensation of approximately $218,000 and utilized prior period prepayments of approximately $20,000 during the current period. This was offset reducing our customer deposit liabilities by approximately $73,000, an increase in accounts receivable of approximately $153,000, a decrease in accounts payable and accrued expenses of approximately $48,000, a decrease of accrued legal and settlement fees of approximately $532,000, and an inventory increase of approximately $743,000.

Net cash used in investing activities. During the six month period ended August 31, 2015, the Company spent approximately $35,000 on capital expenditures. In the comparable period of the prior year, the Company spent approximately $34,000 on capital expenditures and $150,000 for intangible assets.

Net cash provided by financing activities. Cash used in financing activities during the six month period ended August 31, 2015 was relatively consistent with the comparable period in the prior year.

As of August 31, 2015, the Company had approximately $1.7 million in cash and cash equivalents. The Company believes it has substantial liquidity to meet its operating needs through the balance of fiscal 2016.

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

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There were no material changes to the Company's critical accounting policies or estimates during the six and three month periods ended August 31, 2015.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which requires entities to recognize revenue in the way it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most of the existing revenue recognition requirements in U.S. GAAP when it becomes effective.  This pronouncement is effective for annual reporting periods beginning after December 15, 2017, as amended, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted.  The Company is currently evaluating the effect that this pronouncement will have on our consolidated financial statements and related disclosures.

In August 2014, FASB issued ASU No. 2014-15, "Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this ASU should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these condensed consolidated financial statements for additional disclosure.

In July 2015, FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory," which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out ("LIFO") or the retail inventory method. This ASU is effective for annual reporting periods beginning after December 15, 2016. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company previously reported that it was involved in a case titled Letty Garcia v. Carl Palmer, Seychelle Environmental Technologies, Inc., et. al. brought in the Superior Court for the State of California, San Diego County District. This case has been transferred to the Orange County Superior Court for the State of California with additional hearings scheduled. We anticipate that it will be resolved this fiscal year and believe that Seychelle will prevail.

In January 2012, the Company entered into a contract with a distributor in which it granted exclusive distribution rights for certain new product lines. Subsequently there was a contract dispute that has resulted in a lawsuit titled, Archette Wellness Group, dba Functional Water Technologies v. Seychelle Environmental Technologies, brought in the U.S. District Court, for the Central District of California, Southern Division. This case was settled on March 4, 2015, and such amount was fully provided for as of February 28, 2015.  The outstanding obligations were paid in full during the six month period ended August 31, 2015.

Otherwise, as of August 31, 2015, we know of no other legal proceedings pending or threatened, or judgments entered against the Company or any of our directors or officers in their capacity as such.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our fiscal 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2015.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended August 31, 2015, 115,000 shares of restricted common stock were issued to employees and officers of the Company at a price of $0.32 per share. Additionally, 100,000, 20,000, and 10,000 shares of restricted common stock were issued to TAM, vendors, and TAM's trustee, respectively at a price of $0.32 per share. The shares were fully vested upon issuance. The value recorded in the accompanying condensed consolidated financial statements was based on the estimated fair value of the stock on the date of the grant and aggregated $83,000.

During the six month period ended August 31, 2014, 50,000 shares of restricted stock were issued by the Company to an employee at a price of $0.68 per share. The shares vest over a two year period, with 17,000 shares vested upon issue. The remaining shares vest 17,000 and 16,000 after one and two years, respectively. The value recorded in the accompanying condensed consolidated financial statements was based on the estimated fair value of the stock on the date of the grant.

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

Seychelle Environmental Technologies, Inc.

Date: October 9, 2015	By:	/s/ Carl Palmer
Carl Palmer Director, Chief Executive Officer

Date: October 9, 2015	By:	/s/ Jim Place
Jim Place Director and Chief Financial Officer