Form 10-Q
period 2015-11-30
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2016-01-12
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending November 30, 2015

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

The number of shares outstanding of the Registrant's common stock, as of January 11, 2016 was 26,352,646.

References in this document to "us," "we," or "Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiaries.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	November 30, 2015	February 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,866,352	$1,514,534
Accounts receivable, net of allowance for doubtful accounts and sales returns
of $13,400	837,919	284,121
Related party receivables	35,005	12,601
Inventory, net	1,931,623	1,009,491
Deferred tax assets	201,218	629,838
Prepaid expenses, deposits and other current assets	170,024	174,052
Total current assets	5,042,141	3,624,637

Property and equipment, net	203,024	162,107
Intangible assets, net	151,343	152,643
Deferred tax assets	611,314	611,314
Other assets	15,651	25,491

Total assets	$6,023,473	$4,576,192

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$319,343	$238,009
Accrued legal and settlement fees	-	532,103
Customer deposits	12,907	119,215
Income taxes payable	277,200	-
Capital lease obligations, current portion	11,527	5,639
Total current liabilities	620,977	894,966

Long-term liabilities:
Capital lease obligations, net of current	20,597	4,081
Total liabilities	641,574	899,047

Commitments and contingencies (note 8)

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding		-
Common stock $0.001 par value, 50,000,000 shares authorized, 26,388,646 and 25,913,646 issued at November 30, 2015 and February 28, 2015, respectively	26,389	25,914
Less treasury stock at cost, 36,000 and 0 shares at November 30, 2015 and February 28, 2015, respectively	(12,280)	-
Additional paid-in capital	8,815,625	8,457,603
Accumulated deficit	(3,447,835)	(4,806,372)
Total stockholders' equity	5,381,899	3,677,145

Total liabilities and stockholders' equity	$6,023,473	$4,576,192

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended November 30,
	2015	2014
Sales	$3,246,064	$1,287,814
Cost of sales	1,696,850	724,997
Gross profit	1,549,214	562,817
Operating expenses
Selling, general, and administrative expenses	651,839	507,951
Archette and Garcia legal expenses	308,494	487,210
Depreciation and amortization	23,280	16,827
Total operating expenses	983,613	1,011,988
Income (loss) from operations	565,601	(449,171)
Other income (expense)
Interest income	9	947
Interest expense	(304)	(401)
Other income (expense)	(1,533)	7,201
Total other income (expense)	(1,828)	7,747
Income (loss) before income tax benefit (expense)	563,773	(441,424)
Income tax benefit (expense)	(192,811)	158,386
Net income (loss)	$370,962	$(283,038)
BASIC INCOME (LOSS) PER SHARE	$0.01	$(0.01)
DILUTED INCOME (LOSS) PER SHARE	$0.01	$(0.01)
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,372,003	25,913,206
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	29,630,705	25,913,206

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended November 30,
	2015	2014
Sales	$8,318,076	$3,162,328
Cost of sales	4,084,591	1,730,478
Gross profit	4,233,485	1,431,850
Operating expenses
Selling, general, and administrative expenses	1,771,355	1,695,471
Archette and Garcia legal expenses	344,078	792,986
Depreciation and amortization	52,574	46,402
Total operating expenses	2,168,007	2,534,859
Income (loss) from operations	2,065,478	(1,103,009)
Other income (expense)
Interest income	237	3,718
Interest expense	(437)	(849)
Other income	(921)	9,740
Total other income	(1,121)	12,609
Income (loss) before income tax benefit (expense)	2,064,357	(1,090,400)
Income tax benefit (expense)	(705,820)	402,046
Net income (loss)	$1,358,537	$(688,354)
BASIC INCOME (LOSS) PER SHARE	$0.05	$(0.03)
DILUTED INCOME (LOSS) PER SHARE	$0.05	$(0.03)
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,139,612	25,898,446
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	28,779,718	25,898,446

 See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended November 30,
	2015	2014

OPERATING ACTIVITIES:
Net income (loss)	$1,358,537	$(688,354)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	52,574	46,402
Stock-based compensation	358,497	302,325
Provision for doubtful accounts	-	9,900
Deferred income tax expense (benefit)	428,620	(401,846)
Changes in operating assets and liabilities:
Increase in accounts receivable	(553,798)	(12,692)
Increase in related party receivables	(22,404)	5,597
(Increase) decrease in inventory	(922,132)	(60,189)
(Increase) decrease in prepaid expenses, deposits and other assets	13,868	(83,262)
(Decrease) increase in accounts payable and accrued expenses	81,334	75,128
Decrease in accrued legal and settlement fees	(532,103)	-
Increase in income taxes payable	277,200
Decrease in customer deposits	(106,308)	42,913

Net Cash Provided By (Used In) Operating Activities	433,885	(764,078)

INVESTING ACTIVITIES:
Purchase of property and equipment	(66,191)	(43,887)
Purchase of intangible assets		(150,434)
Net Cash Used In Investing Activities	(66,191)	(194,321)

FINANCING ACTIVITIES:
Purchase of treasury stock	(12,280)	-
Repayment of capital lease obligations	(3,596)	(2,817)
Net Cash Used in Financing Activities	(15,876)	(2,817)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	351,818	(961,216)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,514,534	2,971,825

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,866,352	$2,010,609

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment under capital leases	$26,000	$-
Cash paid for:
Interest	$437	$849
Income taxes	$-	$-

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1:    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 2015.  The results of operations for the periods ended November 30, 2015 and 2014 are not necessarily indicative of the operating results for the full fiscal years.

The summary of significant accounting policies of the Company is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these condensed consolidated financial statements and the February 28, 2015 consolidated financials included in the Form 10-K filed on May 26, 2015.

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

	For the nine months ended
	November 30,
	2015	2014
Numerator:
Net income (loss) available to common shareholders	$1,358,537	$(688,354)
Weighted average shares – basic	26,139,612	25,898,446
Net income (loss) per share – basic	$0.05	$(0.03)

Dilutive effect of common stock equivalents:
Warrants	2,640,106	-
Weighted average shares – diluted	28,779,718	25,898,446
Net income (loss) per share – diluted	$0.05	$(0.03)

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 2:    INCOME (LOSS) PER SHARE (continued)

	For the three months ended
	November 30,
	2015	2014
Numerator:
Net income (loss) available to common shareholders	$370,962	$(283,038)
Weighted average shares – basic	26,372,003	25,913,206
Net income (loss) per share – basic	$0.01	$(0.01)

Dilutive effect of common stock equivalents:
Warrants	3,258,701	-
Weighted average shares – diluted	29,630,704	25,913,206
Net income (loss) per share – diluted	$0.01	$(0.01)

NOTE 3:   COMMON STOCK AND STOCK PURCHASE WARRANTS

Common Stock

During the three month period ended November 30, 2015, 120,000 shares of restricted common stock were issued to employees and officers of the Company. Additionally, 100,000 and 10,000 shares of restricted common stock were issued to TAM and vendors, respectively. During the nine month period ended November 30, 2015, 235,000 shares of restricted common stock were issued to employees and officers of the Company. Additionally, 200,000, 30,000, and 10,000 shares of restricted common stock were issued to TAM, vendors, and TAM's trustee, respectively. The shares were fully vested upon issuance. The value recorded in the accompanying condensed consolidated financial statements was based on the estimated fair value of the stock on the date of the grant and aggregated $73,600 and $156,600 for the three and nine month periods ended November 30, 2015, respectively.

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

During the three months ended November 30, 2015, the Company repurchased 36,000 shares of common stock for a costs of $12,280.  This repurchase has been recorded as treasury stock and reflected as a reduction of stockholders' equity on the accompanying condensed consolidated balance sheet.

Warrants

The Company has determined the estimated value of warrants granted using the Black-Scholes option pricing model. The amount of the expense charged to operations for warrants was $67,200 and $201,400 for the three and nine month periods ended November 30, 2015, respectively, and $88,175 and $264,525 for the three and nine month periods ended November 30, 2014, respectively.  All outstanding warrants are expected to be vested in December 2015.

A summary of warrant activity for the nine months ended November 30, 2015 is as follows:

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price
Outstanding at February 28, 2015	8,407,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	(2,000,000)	0.21
Outstanding at November 30, 2015	6,407,221	0.21
Vested at November 30, 2015	6,086,859	0.21
Exercisable at November 30, 2015	6,086,859	0.21

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 3:   COMMON STOCK PURCHASE WARRANTS (continued)
The following table summarizes significant ranges of outstanding warrants as of November 30, 2015:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Outstanding	Price
$0.21	6,407,221	5.01	$0.21	6,086,859	$0.21

NOTE 4:    INVENTORY

The Company's inventory consisted of the following at November 30, 2015 and February 28, 2015:
	November 30, 2015	February 28, 2015
Raw materials	$1,271,218	$536,302
Finished goods	700,405	513,189
	1,971,623	1,049,491
Reserve for obsolete and slow moving inventory	(40,000)	(40,000)
	$1,931,623	$1,009,491

 NOTE 5:    LINE OF CREDIT

As of February 28, 2015, the Company had a line of credit agreement totaling $500,000, with no outstanding borrowings as of February 28, 2015 or November 30, 2015.  The line expired on September 1, 2015 and was not renewed.

NOTE 6:    CONCENTRATIONS

Sales to two customers accounted for 61% and 64%, respectively, of sales for the three and nine month period ended November 30, 2015. Accounts receivable from these two customers amounted to $702,797 or 84% of accounts receivable as of November 30, 2015.

Sales to three customers accounted for 63% and 61% of sales for the three and nine month periods ended November 30, 2014, respectively. Accounts receivable from these three customers amounted to $233,000 or 70% of accounts receivable as of November 30, 2014. The Company also had four significant customers at February 28, 2015 who accounted for approximately 76% of net accounts receivable.

NOTE 7:    RELATED PARTY TRANSACTIONS

During the three month periods ended November 30, 2015 and 2014, payments totaling $37,500 and $103,250, respectively, and during the nine month periods ended November 30, 2015 and 2014, payments totaling $112,500 and $177,250, respectively, were made to TAM Irrevocable Trust ("TAM") for consulting services, in which Cari Beck, is a trustee as well as the daughter of the Company's CEO, Founder and President.

During the three month periods ended November 30, 2015 and 2014, TAM purchased, on behalf of the Company, $185,000 and $0, respectively, of raw materials,  respectively, from a vendor with which it already had a business relationship.   During the nine month periods ended November 30, 2015 and 2014, TAM purchased, on behalf of the Company, $393,000 and $0, respectively, of raw materials, and paid $3,500 and $0, respectively, for related tooling to a vendor with which it already had a business relationship. The Company reimbursed TAM for these outlays in full during the nine months ended November 30, 2015.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 7:    RELATED PARTY TRANSACTIONS (continued)

During the nine month period ended November 30, 2014, the Company paid $150,000 to TAM for purchase of intellectual property retained by TAM when the Company was organized in 1998.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

The Company previously reported that it was involved in a case titled Letty Garcia v. Carl Palmer, Seychelle Environmental Technologies, Inc., et. al. brought in the Superior Court for the State of California, San Diego County District. This case was transferred to the Orange County Superior Court for the State of California. The case was settled on November 16, 2015. The outstanding obligations were paid in full during the three month period ended November 30, 2015.

In January 2012, the Company entered into a contract with a distributor in which it granted exclusive distribution rights for certain new product lines. Subsequently, there was a contract dispute that has resulted in a lawsuit titled, Archette Wellness Group, dba Functional Water Technologies v. Seychelle Environmental Technologies, brought in the U.S. District Court, for the Central District of California, Southern Division. The case was settled on March 4, 2015, and such amount was fully provided for as of February 28, 2015.  The outstanding obligations were paid in full during the nine month period ended November 30, 2015.

Otherwise, as of November 30, 2015, there are  no other legal proceedings pending or threatened, or judgments entered against the Company or any of its directors or officers in their capacity as such.

NOTE 9: SUBSEQUENT EVENTS

Management has evaluated subsequent events from November 30, 2015 through January 12, 2016, the date the consolidated financial statements were issued, and concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") as of and for the three and nine month periods ended November 30, 2015 and 2014. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and the condensed consolidated financial statements included herein.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control.

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

Our principal business address is 32963 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summarized historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three and nine month periods ended November 30, 2015 and 2014 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three month period ended November 30, 2015 compared to the corresponding period in 2014

			Period over
	2015	2014	Period change	%

Sales	$3,246,064	$1,287,814	1,958,250	152%
Cost of sales	1,696,850	724,997	971,853	134%
Gross profit	1,549,214	562,817	986,397	175%
Gross profit %	48%	44%		4%
Selling general and administrative expenses	651,839	507,951	143,888	28%
Archette and Garcia legal expenses	308,494	487,210	(178,716)	(37%)
Depreciation and amortization expense	23,280	16,827	6,453	38%
Income (loss) before income tax benefit (expense)	563,773	(441,424)	1,005,157	228%
Income tax benefit (expense)	(192,811)	158,386	(351,197)	(222%)

Net income (loss)	370,962	(283,038)	654,000	231%
Net income as a percentage of sales	11%	(22%)		33%

Sales. The increase in sales to $3.2 million during the three months ended November 30, 2015 from $1.3 million during the three months ended November 30, 2014 an increase of 152% and is primarily due to one customer that has developed a private label pitcher and bottle, and significantly increased its distribution line, with sales increasing from $45,000 during the three months ended November 30, 2014 to $1,363,000 during the three months ended November 30, 2015. The launch of our pH2O product line, which increases the alkalinity of municipal water to between 8.0-9.5 pH, also increased sales during the current period. During the three months ended November 30, 2015, sales of the pH2O line were $248,000, compared to none during the comparable prior period.  Additionally, during the third quarter ended November 30, 2014, we hired a National Sales Manager to assume some of the sales and larger customer relationship roles, and to develop sales programs with our smaller customers to increase their sales and broaden our customer base. We anticipate maintaining current sales levels during the balance of this fiscal year, and in the subsequent fiscal year as we continue our distribution of the pH2O product line and continue to strengthen relationships with existing customers.

Cost of sales and gross profit percentage. As a percentage of sales, the gross profit margin during the three months ended November 30, 2015 increased from 44% to 48% as compared to the comparable period of the previous year. The most significant improvement in gross margins at the product level was directly related to the launch of our aforementioned pH2O product line. We are selling this product with strict minimum order quantities that allow us to achieve greater profit margins, averaging 69% during the three months ended November 30, 2015.  Additionally, our National Sales Manager (a position created and filled during to the three months ended November 30, 2014), introduced a Minimum Advertised Pricing policy during the three months ended May 31, 2015 that has allowed us to increase our margins with customers who market our products online, as well as increased sales prices on our own website store.  The product mix and timing of significant sales is always a significant factor in the resulting profit margins reported.  The Company expects the gross margin percentages to remain at approximately 50% in the foreseeable future.

Selling, general and administrative expenses. These expenses increased by $143,888, or 28%, during the period ended November 30, 2015 compared to the same period in the prior year. This increase was largely a result of hiring an inventory control manager, administrative office manager and sales manager for the Mexico region during the current period, stock grants to employees and related parties made during the current period with no comparable grant during the prior period, and leasing additional warehouse space on a month-to-month basis as we increase raw materials carried in preparation for shipping delays during Chinese New Year. We anticipate selling, general and administrative expenses to remain comparable to the current quarter moving forward throughout the remainder of the current and subsequent fiscal year.

The Archette case was settled on March 4, 2015 and there were no further legal expenses related to the case incurred during the three months ended November 30, 2015. The Garcia case was settled on November 16, 2015 and there will be no further legal expenses related to the case incurred going forward.  We anticipate our legal expenses to be substantially reduced in future periods.

Depreciation and amortization expense.  Depreciation and amortization expense was relatively flat from period to period, but the slight increase is due to additional tooling, and a Company vehicle being purchased during the period ended November 30, 2015.

Income tax expense (benefit).  The Company recorded income tax expense of approximately $193,000 due to the pretax income of approximately $564,000 during the three month period ended November 30, 2015, compared to a benefit of approximately $158,000 due to the pretax loss of approximately $441,000 during the three month period ended November 30, 2014.

Net income (loss). Net income for the three month period ended November 30, 2015 was $370,962, up 231% compared to net loss of $283,038 for the three month period ended November 30, 2014.  This was primarily due to an increase of approximately $2.0 million in sales during the three month period ended November 30, 2015.  Additionally, the improved margins and legal expenses discussed above contributed to the net income during the three months ended November 30, 2015. We remain focused on the primary factors affecting our bottom line and expect the Company's profitability to continue during fiscal 2016 and future fiscal years.

Nine month period ended November 30, 2015 compared to the corresponding period in 2014

			Period over
	2015	2014	Period change	%

Sales	$8,318,076	$3,162,328	5,155,748	163%
Cost of sales	4,084,591	1,730,478	2,354,113	136%
Gross profit	4,233,485	1,431,850	2,801,635	196%
Gross profit %	51%	45%		6%
Selling general and administrative expenses	1,771,355	1,695,471	75,884	4%
Archette and Garcia legal expenses	344,078	792,986	(448,908)	(57%)
Depreciation and amortization expense	52,574	46,402	6,172	13%
Income (loss) before income tax benefit (expense)	2,064,357	(1,090,400)	3,154,757	290%
Income tax benefit (expense)	(705,820)	402,046	(1,107,866)	(276%)

Net income (loss)	1,358,537	(688,354)	2,046,891	297%
Net income as a percentage of sales	16%	(22%)		38%

Sales. The increase in sales to $8.3 million during the nine months ended November 30, 2015 from $3.2 million during the nine months ended November 30, 2014 an increase of 163% and  is primarily due the launch of our pH2O product line, which increases the alkalinity of municipal water to between 8.0-9.5 pH, as well as the results of one customer (who has not purchased any product from the pH2O line) that has developed a private label pitcher and bottle, and significantly increased its distribution line.. Sales during the nine months ended November 30, 2015 of the pH2O product line were approximately $2.4 million, compared to nothing in the comparable period 2014. The aforementioned customer with a private label pitcher and bottle had sales that increased from $149,000 during the nine months ended November 30, 2014 to $2,581,000 during the nine months ended November 30, 2015. Additionally, during the third quarter ended November 30, 2014, we hired a National Sales Manager to assume some of the sales and larger customer relationship roles, and to develop sales programs with our smaller customers to increase their sales and broaden our customer base. We anticipate maintaining current sales levels during the balance of this fiscal year, and in the subsequent fiscal year as we continue our distribution of the pH2O product line and continue to strengthen relationships with existing customers.

Cost of sales and gross profit percentage. As a percentage of sales, the gross profit margin during the nine months ended November 30, 2015 increased from 45% to 51% as compared to the comparable period of the previous year. The largest increase to our sales was directly related to the launch of our aforementioned pH2O product line. We are selling this product with strict minimum order quantities that allow us to achieve greater profit margins, averaging 68% during the nine months ended November 30, 2015.  Additionally, our National Sales Manager (a position created and filled during the three months ended November 30, 2014), introduced a Minimum Advertised Pricing policy during the three months ended May 31, 2015 that has allowed us to increase our margins with customers who market our products online, as well as increased sales prices on our own website store.  The product mix and timing of significant sales is always a significant factor in the resulting profit margins reported.  The Company expects the gross margin percentages to remain at approximately 50% in the foreseeable future.

Selling, general and administrative expenses. These expenses increased by $75,884, or 4%, during the nine months ended November 30, 2015 compared to the same period in the prior year. This increase was largely a result of hiring an inventory control manager, administrative office manager and sales manager for the Mexico region during the current period, stock grants to employees and related parties made during the current fiscal year, and leasing additional warehouse space on a month-to-month basis as we increase raw materials carried in preparation for shipping delays during Chinese New Year. We anticipate sales, general and administrative expenses to remain comparable to the current quarter moving forward throughout the remainder of the current and subsequent fiscal year.

The Archette case was settled on March 4, 2015 and there were no further legal expenses related to the case incurred during the nine months ended November 30, 2015. The Garcia case was settled on November 16, 2015 and there will be no further legal expenses related to the case incurred going forward.  We anticipate our legal expenses to be substantially reduced in future periods.

Depreciation and amortization expense.  Depreciation and amortization expense was relatively flat from period to period, but the slight increase is due to additional tooling and a Company vehicle being purchased during the period ended November 30, 2015.

Income tax expense (benefit).  The Company recorded an income tax provision of approximately $706,000 due to the pretax income of approximately $2,064,000 during the nine month period ended November 30, 2015, compared to a benefit of approximately $402,000 due to the pretax loss of approximately $1,090,000 during the nine month period ended November 30, 2014.

Net income (loss). Net income for the nine month period ended November 30, 2015 was $1,358,537, up 297% compared to net loss of $688,354 for the nine month period ended November 30, 2014.  This was primarily due to the increase in sales of approximately $5.2 million during the nine month period ended November 30, 2015.  Additionally, the improved gross margins discussed above contributed to the net income during the nine months ended November 30, 2015.  We remain focused on the primary factors affecting our bottom line and expect the Company's profitability to continue during fiscal 2016 and future fiscal years.

Liquidity and Capital Resources

Net cash provided operating activities. During the nine month period ended November 30, 2015, cash provided by operating activities was approximately $434,000, primarily as the result of the net income reported for the period of approximately $1,359,000, compared to cash used in operating activities of approximately $764,000 during the nine month period ended November 30, 2014. Additionally, we recorded a non-cash tax expense of approximately $706,000, issued stock-based compensation of approximately $358,000, increased accounts payable and accrued expenses by approximately $81,000, and utilized prior period prepayments of approximately $14,000 during the current period. This was offset by reducing our customer deposit liabilities by approximately $106,000, an increase in accounts receivable of approximately $554,000, a decrease of accrued legal and settlement fees of approximately $532,000, and an inventory increase of approximately $922,000.

Net cash used in investing activities. During the nine month period ended November 30, 2015, the Company spent approximately $66,000 on capital expenditures. In the comparable period of the prior year, the Company spent approximately $44,000 on capital expenditures and $150,000 for intangible assets.

Net cash provided by financing activities. Cash used in financing activities during the nine month period ended November 30, 2015 consisted of $12,280 of treasury stock purchases and repayments of capital lease obligations in the amount of $3,600.

As of November 30, 2015, the Company had approximately $1.9 million in cash and cash equivalents. The Company believes it has substantial liquidity to meet its operating needs through the balance of fiscal 2016 and for the next 12 months.

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

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There were no material changes to the Company's critical accounting policies or estimates during the nine and three month periods ended November 30, 2015.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect that this pronouncement will have on our consolidated financial statements and related disclosures.

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

In August 2014, FASB issued ASU No. 2014-15, "Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this ASU should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company t does not believe the adoption of this ASU will have a material impact on its e consolidated financial statements.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company previously reported that it was involved in a case titled Letty Garcia v. Carl Palmer, Seychelle Environmental Technologies, Inc., et. al. brought in the Superior Court for the State of California, San Diego County District. This case was transferred to the Orange County Superior Court for the State of California. The case was settled on November 16, 2015. The outstanding obligations were paid in full during the three month period ended November 30, 2015.

In January 2012, the Company entered into a contract with a distributor in which it granted exclusive distribution rights for certain new product lines. Subsequently, there was a contract dispute that has resulted in a lawsuit titled, Archette Wellness Group, dba Functional Water Technologies v. Seychelle Environmental Technologies, brought in the U.S. District Court, for the Central District of California, Southern Division. The case was settled on March 4, 2015, and such amount was fully provided for as of February 28, 2015.  The outstanding obligations were paid in full during the nine month period ended November 30, 2015.

Otherwise, as of November 30, 2015, we know of no other legal proceedings pending or threatened, or judgments entered against the Company or any of its directors or officers in their capacity as such.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our fiscal 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 26, 2015.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended November 30, 2015, 235,000 shares of restricted common stock were issued to employees and officers of the Company at a price between $0.32 and $0.34 per share. Additionally, 200,000, 30,000, and 10,000 shares of restricted common stock were issued to TAM, vendors, and TAM's trustee, respectively at a price between $0.32 and $0.34 per share. The shares were fully vested upon issuance. The value recorded in the accompanying condensed consolidated financial statements was based on the estimated fair value of the stock on the date of the grant and aggregated $156,600.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

On June 1, 2015, 115,000 shares or restricted common stock were issued to employees and officers of the Company. Additionally, on the same date, 100,000, 20,000, and 10,000 shares of restricted common stock were issued to TAM, vendors, and TAM's trustee, respectively.

On September 1, 2015, 120,000 shares of restricted common stock were issued to employees and officers of the Company. Additionally, on the same date, 100,000 and 10,000 shares of restricted common stock were issued to TAM and vendors, respectively.

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

Seychelle Environmental Technologies, Inc.

Date: January 12, 2016	By:	/s/ Carl Palmer
Carl Palmer Director, Chief Executive Officer

Date: January 12, 2016	By:	/s/ Jim Place
Jim Place Director and Chief Financial Officer