Form 10-K
period 2016-02-28
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2016-06-15
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) : Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock, as of June 15, 2016 was 26,354,313.

The aggregate market value of the voting stock of the Registrant held by non-affiliates as of August 31, 2015 was approximately $5.1 million.
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

Seychelle markets its portable water filtration bottles throughout the world to customers such as individuals, dealers, distributors, non-governmental organizations and emergency relief organizations such as the Jimmy Bakker Ministry. In addition, the Company has donated thousands of portable bottles to church groups and missionaries worldwide during the life of the Company.

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
RADIOLOGICAL:  Cesium 134 & 137, Radon, Radium, Uranium, Radioactive Iodine, etc.
New pH Product which increases the alkalinity of source water up to 9.5 pH level or more.

Seychelle filters have been tested by independent and government laboratories. Selected results from the United States are displayed on our Website at www.seychelle.com, but such information included on our website is not incorporated into this filing.  The benefit of such filtration can save lives worldwide as more people become aware of the benefits of using products utilizing Seychelle's proprietary portable water filtration technology.

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

Sales Channels

Sales channels pursued include: retail, missionaries, multi-level marketing, international, OEM and joint ventures. Several distributors sell the Company's portable water filtration products to customers in specific distribution channels; including: retail, multi-national corporations, foundations and sports.

Raw Materials

Seychelle's filters include powdered, activated coconut and other media as components in the porous plastic ionic filter. To date, there is an adequate availability of material for all of our products. We do not expect this situation to change in the near future.

Customers and Competition

Seychelle products compete against companies offering water filtration and bottled water including (1) bottled water, (2) portable water filtration systems and (3) home water treatment systems provided by suppliers (such as independent dealers, distributors, catalogs, internet sellers, etc.) in the form of reverse osmosis systems, distillation, and filtration systems.  Therefore, Seychelle's portable and home filtration products compete in a limited segment of the drinking water market as an alternative to other sources of filtered or purified drinking water.

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

Seychelle sells its products in two ways. First, it sells its own brand to individuals, dealers, distributors, multilevel marketing companies and missionaries on a direct basis. Second, the Company offers specially designed products to the same customers as a private label supplier if purchasers buy in significant volume. In some instances, we may supply only filters for their bottles or hydration backpacks as opposed to complete products.

Currently, the majority of our sales are to customers in the U.S.  However, we are in contact with several overseas distributors and sales could increase in the future in these countries if customers have a greater demand for safe drinking water.  For the year ended February 29, 2016, we had three customers that accounted for 76% of our total sales.  For the year ended February 28, 2015, we had four customers that accounted for 66% of our total sales.

Backlog

As of February 29, 2016 and February 28, 2015, we had a backlog of approximately $217,000 and $350,000 in unshipped orders.

Employees

As of February 29, 2016, we had a President and two (2) executive employees managing the Company with seven (7) administrative employees supporting that effort.  In assembly, operations and warehousing we had thirty-three (33) full-time employees and one (1) part-time employees working to fill orders.

As of June 15, 2016, our employees consisted of a Chief Executive Officer, a President and Chief Financial Officer, and five (5) administrative employees supporting that effort. In assembly, operations and warehousing we had twenty (20) full-time employees and one (1) part-time employee working to fill orders

Proprietary Information and Technology

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

As these patents expire in 2016 and 2017, the Company cannot at this time estimate the financial impact of the expiration of these patents.

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

Research and Development

We did not spend a significant amount for research and development activities during the fiscal year ended February 29, 2016.

Environmental Compliance

At the present time, Seychelle is not subject to any material costs for compliance with any environmental laws. With respect to our current focus of operations, we do not know if environmental compliance will have a material impact on us in the future.

Recent Developments

On March 18, 2016, the Board of Directors removed Mr. Carl Palmer from all of operational duties with the Company. Mr. Palmer remained a Director. This decision of the Board was the result of its dissatisfaction with Mr. Palmer's past performance regarding both ongoing operations and customer and employee relations. On April 26, 2016, the Board of Directors voted to return Mr. Palmer to CEO, with a co-management structure for senior management where Mr. James Place became President. This decision of the Board is the result of extensive negotiations on how to best move the Company forward toward its sales and profit goals.

Item 1A. RISK FACTORS

THE OWNERSHIP AND INVESTMENT IN OUR SECURITIES INVOLVES SUBSTANTIAL RISKS. OUR COMMON SHARES SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THESE RISKS RELATING TO OUR COMPANY.

We Have Been Profitable for Our Most Recent Fiscal Year End and in Six of Our Seven Most Recent Fiscal Years. However, We Cannot Guarantee That We Will Continue to Conduct Profitable Operations.

We recorded net income (loss) and positive cash flows from operations for the most recent fiscal year ending February 29, 2016. We had the following net income (loss) for the years ending:

Net Income (Loss)
February 29, 2016	$1,032,941
February 28, 2015	$(1,405,909)
February 28, 2014	$506,797
February 28, 2013	$635,883
February 29, 2012	$197,986
February 28, 2011	$1,711,790
February 28, 2010	$562,930

While we believe that we have had a successful operating history, we cannot guarantee that we will continue to be profitable.  If we do not continue to be profitable, we may go out of business, and an investor could lose his entire investment.

We Have a Significant Dependence on a Few Customers.

During the fiscal year ended February 29, 2016, the Company had three customers who accounted for approximately 34%, 28% and 14% (or 76% total) of total sales during the fiscal year ended February 29, 2016. One of those customers accounted for approximately 22% of net accounts receivable as of February 29, 2016. As of February 28, 2015, the Company had four customers who accounted for approximately 76% of net accounts receivable (37%, 14%, 13% and 12%, respectively). These four customers accounted for approximately 7%, 33%, 12% and 14% (or 66% total) of total sales during the fiscal year ended February 28, 2015.  Management believes that if future revenues from its significant customers decline, those revenues can be replaced through the sales to other customers.  However, there can be no assurance that this will occur, which could result in an adverse effect on the Company's financial condition or results of operations in the future.

Our most significant customer in fiscal 2016 appears to have ceased business and will presumably no longer be available to purchase our products. The loss of business from this customer could have a materially adverse effect on our revenues in the short term and in the long term if these revenues are not replaced by new products and other existing or new customers.

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

Our Success as an Organization Depends, in Large Part, Upon Our Ability to Protect Our Intellectual Property Rights.

A successful challenge to the ownership of our technology could materially damage our business prospects. We rely principally on trade secrets as well as trade secret laws, two patents, five trademarks, copyrights, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have two U.S. patents issued and a license on one patent. As these two patents expire in 2016 and 2017, respectively, we cannot at this time estimate the financial impact of the expiration of these patents.  Any issued patent may be challenged and invalidated. Patents may not be issued from any of our future applications. Any claims allowed from existing or future pending patents may not be of sufficient scope or strength to provide significant protection for our products. Patents may not be issued in all countries where our products can be sold so as to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our patents or the patents that we license.

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

Our Board of Directors and the Majority of the Shares of the Company is Under the Complete Control of Mr. Carl Palmer.

The Board of Directors is now completely under the control of Mr. Carl Palmer. The current Board of Directors consists of Mr. Palmer, his daughter, Mrs. Cari Beck, her husband and Mr. Palmer's son-in-law, Mr. John Beck, and Mr. Place.  Ms. Eggett, a former Director, has resigned from the Board and has no further Board association, although she continues to provide financial services as a third party consultant. Mr. Place remains the only person on the Board of Directors and in senior management not directly associated with Mr. Palmer.

Further, as a result of his control of the majority of the shares of the Company and its Board of Directors, as well as the lack of any independent directors, it must be assumed that all final decisions of the Company will ultimately be made solely by Mr. Palmer. The amount of outside input and advice which Mr. Palmer will utilize can be expected to be entirely within his sole discretion. It should be noted that the Company has pledged to populate the Board of Directors in the future with one or more independent directors but that has yet to happen.

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

We May be Impacted By the Implementation of Regulatory Requirements as a Result of the Passage of the Dodd-Frank Act.

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

ITEM 2. PROPERTIES.

As of February 28, 2015, our business office was located at 32963 Calle Perfecto, San Juan Capistrano, CA 92675 with an additional warehouse located at 32901 Calle Perfecto, San Juan Capistrano, CA 92675 and an additional facility that houses production and customer service at 32893 Calle Perfecto, San Juan Capistrano, CA 92675.  Our office telephone number is 949-234-1999. We pay a total of approximately $17,000 in rent per month for approximately 15,800 square feet of office, operations and warehousing. We have a lease for the 32963 location with an unaffiliated third party, which was initiated in June 2009 and will expire in May 2019.   The lease for the 32901 location is with a different unaffiliated third party, was initiated November 2011, and will expire in July 2017.  The lease for the 32893 location is with a different unaffiliated third party, was initiated in July 2014, and will expire in July 2017. The Company has committed on moving to a new facility with the corporate offices, inventory and production at 22 Journey in Aliso Viejo on July 1, 2016 and will attempt to sub-lease all of its three current locations noted previously.

We own two patents and numerous trade secrets (see Proprietary Information and Technology above), and other proprietary information related to our business operations. We have filed for five trademarks with the United States Patent and Trademark Office which were granted:  Seychelle®, which has been used in commerce since 1997, along with Pres 2 Pure, Fill 2 Pure, pH20 Plus and Aq-RO-matic.

ITEM 3. LEGAL PROCEEDINGS.

The Company previously reported that it was involved in a case titled Letty Garcia v. Carl Palmer; Seychelle Environmental Technologies, Inc., et, al., brought in the Superior Court for the State of California, San Diego County District.  The case was settled on November 16, 2015. The outstanding obligations were paid in full during the year ended February 29, 2016.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market or Markets

Our Common Stock began trading in 1997 on the OTC Bulletin Board ("OTCBB").  Since the consummation of trading our common stock, market makers and other dealers have provided bid and ask quotations of our Common Stock under the symbol "SYEV." We were de-listed from the OTCBB in 2002 and were traded on the "Pink Sheets" from December 2002 to March 11, 2008, when we were re-listed on the OTCBB. The table below represents the range of high and low bid quotations of our common stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent factual transactions.  As of June 15, 2016, the common stock had a closing price of $0.54.

Fiscal Year 2016	High Bid	Low Bid

Quarter Ended:

First Quarter May 2015	$0.30	$0.19

Second Quarter August 2015	$0.53	$0.26

Third Quarter November 2015	$0.64	$0.27

Fourth Quarter February 2016	$0.59	$0.24

Fiscal Year 2015	High Bid	Low Bid

Quarter Ended:

First Quarter May 2014	$0.70	$0.37

Second Quarter August 2014	$0.55	$0.20

Third Quarter November 2014	$0.40	$0.20

Fourth Quarter February 2015	$0.25	$0.12

Approximate Number of Holders of Common Stock

As of February 29, 2016, there were approximately 358 shareholders of record of our common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries as of and for the fiscal years ended February 29, 2016 and February 28, 2015.  The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control.

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

Allowance for Doubtful Accounts and Sales Returns Reserves

The Company analyzes its current accounts receivable portfolio and sales returns in accordance with FASB Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. Estimates for potential uncollectible accounts receivable and sales returns are based on a variety of factors, the age of the receivable, historical payment patterns, and actual return experience of specific products or similar products. The Company also reviews its estimates for product returns based on expected return data communicated to us by customers.  Management is able to make reasonable and reliable estimates of its allowance for doubtful accounts and product returns based on our history in this business.

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

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which is effective for public entities for annual reporting periods beginning after December 15, 2017. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in fiscal year 2018.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company's present or future consolidated financial statements.

Results of Operations

Our summary historical financial data is presented in the following table to aid you in your analysis.  You should read this data in conjunction with this section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this annual report.  The selected financial data below for the fiscal years ended February 29, 2016 and February 28, 2015 are derived from our consolidated financial statements included elsewhere in this annual report.

Fiscal year ended February 29, 2016 compared to the corresponding period in fiscal 2015.

Selected Financial Data

	Years Ended
	February 29,	February 28,		Percentage
	2016	2015	Difference	Change

Sales	$10,910,067	$4,305,205	6,604,862	153%
Cost of sales	5,906,131	2,477,124	3,429,007	138%
Gross profit	5,003,936	1,828,081	3,175,855	174%
Gross profit percentage	46%	42%	4%

Archette and Garcia legal expenses	344,078	1,611,729	(1,267,651)	(79%)
Impairment of intangible assets	100,000	-	100,000	100%
Selling, general and administrative expenses	2,476,994	2,297,882	179,112	8%

Income (loss) from operations	1,997,445	(2,144,689)	4,142,134	193%

Interest expense	(838)	(1,106)	268	(24%)
Interest income	440	2,345	(1,905)	(81%)
Other income (expense)	(4,707)	12,551	(17,258)	(138%)
Income (loss) before income taxes	1,992,340	(2,130,898)	4,123,238	193%
Income (loss) before income taxes percentage	18%	(49)%	67%

Benefit (expense) from income taxes	(959,399)	724,990	(1,684,389)	(232%)
Net income (loss)	1,032,941	(1,405,908)	2,438,849	173%
Net income (loss) percentage	9%	(33%)	42%
Net income (loss) per share - basic and diluted	$0.04	$(0.05)

Net cash (used in) provided by operating activities	689,016	(1,237,644)
Net cash used in investing activities	(121,506)	(215,443)
Net cash used in financing activities	(19,171)	(4,204)

Sales.  The increase in sales of $6.6 million, or 153%, during the year ended February 29, 2016 is mainly due to increased sales to our three largest customers. During the fiscal year ended February 29, 2016, sales to our three largest customers increased approximately $6.0 million, to $8.4 million, an increase of 255% compared to prior year sales to the same three customers. Our largest customer, which has developed a private label pitcher and bottle, and significantly increased its distribution line, increased its sales approximately $3.2 million, or 531%, during the year ended February 29, 2016 compared to the year ended February 28, 2015. Additionally, the launch of our pH2O product line, which increases the alkalinity of municipal water to between 8.0-9.5 pH, also increased sales during the current period. During the year ending February 29, 2016, sales of the pH2O line were approximately $2.0 million, compared to none during the comparable prior period.

Sales of our pH2O product line during the first, second, third and fourth quarters of the year ended February 29, 2016 were approximately $1.0 million, $866,000, $248,000 and $102,000, respectively. We anticipate that sales of this product line will be significantly more as we expand distribution of this product in the subsequent fiscal year.

Our most significant customer in fiscal 2016 appears to have ceased business and will presumably no longer be available to purchase our products. The loss of business from this customer could have a materially adverse effect on our revenues in the short term and in the long term if these revenues are not replaced by new products and other existing or new customers. There may be some decreases in sales to other customers in the subsequent year as well, but this will have to be offset by planned new products and sales to both current and new customers.

Cost of sales and gross profit percentage.  The increase in cost of sales is largely a direct result of the 153% increase in sales for the year ended February 29, 2016 as compared to the year ended February 28, 2015.  Cost of sales increased by only 138% from period to period by comparison, resulting in gross profit margin increasing to 46% from approximately 42% in the prior year.  Our profit margin will fluctuate from time to time based on the product mix within sales. Sales of the aforementioned pH2O product line increased approximately $2.2 million during the year ended February 29, 2016. We are selling this product with strict minimum order quantities that allow us to achieve greater profit margins, averaging 68% during the year ended February 29, 2016, which has increased our overall gross margin.

Our largest customer has favorable pricing that averages approximately 36% gross margin across product lines. This customer purchased approximately $3.7 million and $600,000 in the years ended February 29, 2016 and February 28 2015, respectively. In the current fiscal year, these sales were approximately 34% of our total sales, and offset the gross margin increase from the pH2O product line.

Additionally, we have experienced an overall increase in materials and freight-in costs that have impacted our costs of goods. We anticipate gross margins to remain relatively flat in the subsequent fiscal year.

Archette and Garcia legal expenses. The Archette case was settled on March 4, 2015 and accrued as of February 28, 2015  and there were no further legal expenses related to this case incurred during year ended February 29, 2016. The Garcia case was settled on November 16, 2015 and there will be no further legal expenses related to the case incurred going forward.  We anticipate our legal expenses to be substantially reduced in future periods as we have no on-going legal matters.

Impairment of intangible assets. During the prior year, the Company purchased intellectual property from a related party for $150,000. During the current year, sales of the product related to this intellectual property were lower than expected. We do not currently have plans to assign further resources to further development or market expansion, and consequentially recorded an impairment charge in the amount of $100,000 against the intangible asset carried on the accompanying consolidated balance sheet. There was no impairment charges recorded during the year ended February 28, 2015.

Selling, general and administrative.  The selling, general and administrative expenses increased $179,000, or 8%, from prior year. This increase was primarily due to cost of employees. During the year ended February 29, 2016, we hired an inventory control manager and a sales manager for the Mexico region, which increased payroll expense by approximately $100,000. We also experienced an increase of approximately $24,000 during the current year in medical insurance costs, which was caused by new employees, higher premiums, and an increase in employees utilizing the group plan offered to all qualified employees. Additionally, we had stock grants to employees and related parties during the current year of approximately $157,000, compared to none in the prior year.

Also during the current year, we increased expenses incurred with third-party consultants to approximately $58,000, an increase of approximately $36,000 compared to prior year.  This was due to additional services required in verbal and written translation for foreign markets, as well as the employment of temporary labor and consultant labor to transition responsibilities of former employees.

These increases were offset by a decrease in the current year related to the expense for warrants (see Note 8). First, one warrant holder retired in April 2015 and forfeited his warrants as part of his retirement. This caused a decrease of $83,000 expense related to the vesting of these warrants in the year ended February 29, 2016 compared to the prior period. Additionally, the remaining outstanding warrants became fully vested in December 2015, causing only a partial year expense related to the vesting of these warrants during the year ended February 29, 2016. The end of the vesting period of these remaining outstanding warrants result in a decrease of $56,000 in expense during the year ended February 29, 2016 compared to the prior year.

We do not expect to issue additional warrants, and therefore the decrease in related expense is expected to be permanent. The other increases in selling, general and administrative expenses will be recurring.

Interest income and expense. Interest income and expense was relatively consistent from year to year.

Other income and expense.  Other income and expense was relatively consistent from year to year.

Benefit (expense) from income taxes.

In the fiscal year ended February 29, 2016, the Company recorded an income tax provision of approximately $959,000. As of February 29, 2016, the company had utilized all NOLs available for federal and state tax purposes, respectively. In the fiscal year ended February 28, 2015, the Company recorded an income tax benefit of approximately $725,000, all of which was a deferred benefit, and which was net of a $123,000 valuation allowance recorded in the current year

Net Income.  The net income for the year ended February 29, 2016 was $1,033,000 ($0.04 income per basic share and $0.04 income per diluted share) or 173% higher than the year ended February 28, 2015, which had a loss of $1,405,909 ($0.05 loss per basic and diluted share). This was primarily due to higher revenues and decreased legal expenses discussed above.  The $0.04 income per share would have been higher, however, our NOL (net loss carryforwards) have been used up and as a consequence we have a higher income tax liability.  To the extent we report profitable results in the future, we will be paying taxes accordingly without the benefit of NOL carryforwards.

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

The following table summarizes our significant contractual obligations on an undiscounted basis as of February 29, 2016 and the future periods in which such obligations are expected to be settled in cash or converted into the Company's common stock. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in footnotes, as referenced below:

	Total	Less Than 1 Year	1- 3 Years	3-5 Years	More Than 5 Years
Accounts payable and accrued liabilities	$415,226	$415,226	$-	$-	$-
Income taxes payable	317,145	317,145
Customer deposits	28,219	28,219	-	-	-
Capital lease	28,829	9,390	16,257	3,182	-
Other contractual commitments (1)	1,570,000	316,000	623,000	522,000	109,000
Total contractual obligations	$2,359,419	$1,085,980	$639,257	$525,182	$109,000

(1) Office lease commitments expiring July 2017, May 2019 and July 2021 and equipment lease expiring in fiscal year 2020.

Subsequent to year-end, the Company entered into a lease agreement on one facility that will house corporate offices, inventory and production at 22 Journey in Aliso Viejo, CA for a term of 5 years and monthly rental of approximately $19,000, and these amounts are reflected in the table above. The Company is in the process of attempting to sub-leasing all of its three current locations noted previously.

Effective April 18, 2016, Messrs. Carl Palmer and James Place each entered into identical employment agreements with the Company. The term of each agreement is for a period of five years from the date of the employment agreement. Each individual will be paid the sum of $60,000 per year plus customary employee benefits for the period of the employment agreement.   Effective April 18 and 21, 2016, the Company also entered into two one-year consulting agreements with former employees for $85,000 and $110,000, respectively.

Liquidity and capital resources.

Net cash provided by (used in) operating activities. During the fiscal years ended February 29, 2016, the Company had cash provided by operating activities of $689,000, compared to cash used in operating activities of $1.0 million in the comparable prior period. During the year ended February 28, 2015, the Company funded its operations through sales of products and cash on hand from prior year's operations. During the year ended February 29, 2016, the Company had net income of $1.03 million and maintained materially consistent timely collections in its accounts receivable. This was offset by a build-up of inventory-on-hand of approximately $1.5 million, the pay-down of accrued legal and settlement fees of $532,000, and the utilization of customer deposits of $91,000.

Net cash used in investing activities. The $121,506 of cash used in investment activities during the year ended February 29, 2016 was for the purchase of additional tooling and molding to increase our production capacity, as well as an upgraded server and phone system for our corporate offices. The $215,443 of cash used in investment activities during the year ended February 28, 2015 was for the purchase of intellectual property and equipment throughout the year.

Net cash used in financing activities.  In fiscal 2016 and 2015, we repaid $6,891 and $4,204 in capital leases payable. In fiscal 2016, we also repurchased 36,000 shares of common stock for a cost of $12,280.

The Company currently estimates monthly cash requirements of approximately $200,000 to cover selling, general and administrative costs. Gross profits from sales are expected to provide sufficient cash flows to meet these cash requirements and pay contractual commitments.

As of February 28, 2016, the Company has unrestricted cash of approximately $2,063,000 and a backlog of approximately $217,000 in orders to fill.

Capital expenditures.

We do not expect any major capital expenditures in fiscal 2017.  However, minor purchases of additional molds or tooling may be needed to expand our product line.  We will be able to fund these purchases from cash on hand and we will not require outside financing.

Employees.

As of February 29, 2016, we had a President and two (2) executive employees managing the Company with seven (7) administrative employees supporting that effort.  In assembly, operations and warehousing we had thirty-three (33) full-time employees and one (1) part-time employee working to fill orders.

As of June 14, 2016, our employees consisted of a Chief Executive Officer, a President and Chief Financial Officer, and five (5) administrative employees supporting that effort. In assembly, operations and warehousing we had fifteen (15) full-time employees and one (1) part-time employee working to fill orders.

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

We have audited the accompanying consolidated balance sheets of Seychelle Environmental Technologies, Inc. and subsidiaries (the Company) as of February 29, 2016 and February 28, 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended February 29, 2016.  Seychelle Environmental Technologies, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seychelle Environmental Technologies, Inc. as of February 29, 2016 and February 28, 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended February 29, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ramirez Jimenez International CPAs

Irvine, California

June 15, 2016

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Balance Sheets

ASSETS
	February 29,	February 28,
	2016	2015
CURRENT ASSETS
Cash and cash equivalents	$2,062,873	$1,514,534
Accounts receivable, net of allowance for doubtful accounts and sales returns of $125,800 and $13,400, respectively	224,235	284,121
Related party receivable	39,575	12,601
Inventory, net	2,511,458	1,009,491
Deferred tax assets	62,145	629,838
Prepaid expenses, deposits and other current assets	115,440	174,052
Total current assets	5,015,726	3,624,637

PROPERTY AND EQUIPMENT, NET	222,926	162,107

OTHER ASSETS
Intangible assets, net	51,343	152,643
Deferred tax assets, net of current portion	551,571	611,314
Other assets	15,651	25,491

TOTAL ASSETS	$5,857,217	$4,576,192

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$415,226	$238,009
Accrued legal and settlement fees (Note 10)	-	532,103
Income taxes payable	317,145	-
Customer deposits	28,219	119,215
Capital lease obligations, current portion	9,390	5,639
Total current liabilities	769,980	894,966

LONG-TERM LIABILITIES

Capital lease obligations, net of current portion	19,439	4,081
Total long-term liabilities	19,439	4,081

Total liabilities	789,419	899,047

Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY
Preferred stock, 6,000,000 shares authorized,
none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares
authorized, 26,390,313 and 25,913,646 shares
issued and outstanding, respectively	26,391	25,914
Additional paid-in capital	8,827,118	8,457,603
Accumulated deficit	(3,773,431)	(4,806,372)
Less treasury stock at cost (36,000 shares)	(12,280)	-

Total stockholders' equity	5,067,798	3,677,145
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,857,217	$4,576,192

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Statements of Operations

	For the Year Ended
	February 29,	February 28,
	2016	2015

SALES	$10,910,067	$4,305,205
COST OF SALES	5,906,131	2,477,124
GROSS PROFIT	5,003,936	1,828,081

Selling, general and administrative expenses	2,476,994	2,297,882
Impairment of intangible assets (Note 5)	100,000	-
Archette and Garcia legal expenses (Note 10)	344,078	1,611,729
Depreciation and amortization	85,419	63,159

Total operating expenses	3,006,491	3,972,770

INCOME (LOSS) FROM OPERATIONS	1,997,445	(2,144,689)

Interest income	440	2,345
Interest expense	(838)	(1,106)
Other	(4,707)	12,551

Total other (expense) income	(5,105)	13,790

INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)	1,992.340	(2,130,899)

Income tax (expense) benefit	(959,399)	724,990

NET INCOME (LOSS)	$1,032,941	$(1,405,909)
NET INCOME (LOSS) PER SHARE
Basic	$0.04	$(0.05)
Diluted	$0.04	$(0.05)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	26,210,545	25,902,194
Diluted	29,341,308	25,902,194

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Consolidated Statements of Stockholders' Equity
For the Years Ended February 29, 2016 and February 28, 2015

					Additional
	Common Stock		Treasury Stock		Paid-In	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

Balance at February 28, 2014	25,853,646	$25,854	-	$-	$8,067,163	$(3,400,463)	$4,692,554

Stock-based compensation	60,000	60	-	-	390,440	-	390,500
Net loss	-	-	-	-	-	(1,405,909)	(1,405,909)
Balance at February 28, 2015	25,913,646	$25,914	-	-	$8,457,603	$(4,806,372)	$3,677,145

Stock-based compensation	476,667	477	-	-	369,515	-	369,992
Treasury stock at cost	-	-	36,000	(12,280)			(12,280)
Net income	-	-	-	-	-	1,032,941	1,032,941
Balance at February 29, 2016	26,390,313	$26,391	36,000	$(12,280)	$8,827,118	$(3,773,431)	$5,067,798

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	February 29, 2016	February 28, 2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$1,032,941	$(1,405,909)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	85,419	63,159
Loss on disposal of assets	2,568	12,490
Impairment of intangible assets	100,000	-
Stock-based compensation	369,992	390,500
Provision for (recovery of) doubtful accounts	112,400	(10,000)
Increase in inventory reserve	-	5,000
Deferred tax provision (benefit)	644,896	(745,919)
Increase in valuation allowance on deferred tax assets	(17,460)	-
Changes in operating assets and liabilities:
Accounts receivable	(52,512)	42,237
Related party receivable	(26,974)	1,722
Inventory	(1,501,967)	(24,238)
Prepaid expenses, deposits and other current assets	68,452	(84,798)
Accounts payable and accrued expenses	177,215	66,366
Accrued legal and settlement fees	(532,103)	532,103
Income taxes payable	317,145	-
Customer deposits	(90,996)	(80,357)

Net Cash Provided by (Used In) Operating Activities	689,016	(1,237,644)

CASH FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(121,506)	(65,009)
Purchase of intangible assets	-	(150,434)

Net Cash Used in Investing Activities	(121,506)	(215,443)

CASH FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(12,280)	-
Repayment of capital lease obligations	(6,891)	(4,204)

Net Cash Used in Financing Activities	(19,171)	(4,204)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	548,339	(1,457,291)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,514,534	2,971,825

CASH AND CASH EQUIVALENTS AT END OF YEAR	2,062,873	$1,514,534

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of equipment under capital leases	$26,000	-
CASH PAID DURING THE YEAR FOR:
Interest	$838	$1,106
Income taxes	-	-

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

Management's Plan

Our most significant customer in fiscal 2016 appears to have ceased business and will presumably no longer be available to purchase our products. The loss of business from this customer could have a materially adverse effect on our revenues in the short term and in the long term if these revenues are not replaced by new products and other existing or new customers.

As of February 29, 2016, the Company had $2,062,873 in cash and a backlog of $217,000 in unshipped product. Additionally, the Company has developed an innovative new concept of a world filter product to sell in the world where quality drinking water is not available. Both the bottle and cap will to be sourced locally to make the finished product competitive in the international market. The Company initiated these foreign sales plans subsequent to year-end with the appointment of its first international exclusive sales agent. Accordingly, management believes that over the next twelve months, sufficient working capital and liquidity will be obtained from revenues to sustain operations.

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company's consolidated financial statements.  The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States and have been consistently applied in the preparation of the consolidated financial statements herein as of and for the years ended February 29, 2016 and February 28, 2015.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased.  The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits of $250,000.  The Company has not experienced any losses related to this concentration of risk. Deposits exceeded insured limits by approximately $1,693,000 as of February 29, 2016.
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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventory is comprised of raw materials and finished goods.  Raw materials consist of fittings, caps and other components necessary to assemble the Company's finished goods.  Finished goods consist of water bottles and other filtration systems that are available for shipment to customers.  Finished goods and work in process include the costs of materials, labor and an allocation of overhead.  Total overhead allocated to inventory as of February 29, 2016 and February 28, 2015 amounted to approximately $505,000 and $216,000, respectively.

At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence.  This evaluation includes an analysis of sales levels by product type.  Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory.  Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory.  The Company's reserve for excess and obsolete inventory amounted to approximately $40,000 as of February 29, 2016 and February 28, 2015.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

The carrying value of long-lived assets, such as property and equipment and intangible assets, are evaluated when indicators of impairment are present. Impairment is assessed when the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company recorded an impairment charge for certain intangible assets in the amount of $100,000 for the year ended February 29, 2016.

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

Advertising

Advertising costs are expensed as incurred.  Total advertising expenses amounted to approximately $10,700 and $3,700 for the fiscal years ended February 29, 2016 and February 28, 2015, respectively, and recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

Research and Development

Research and development costs are expensed as incurred and amounted to approximately $2,000 and $1,000 for the fiscal years ended February 29, 2016 and February 28, 2015, respectively. These costs are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

During the years ended February 29, 2016 and February 28, 2015, 0 and 6,725,776 warrants, respectively, were excluded from diluted income (loss) per share as their inclusion would be anti-dilutive.

	For the year ended
	February 29,	February 28,
	2016	2015
Numerator:
Net (loss) income available to common shareholders	$1,032,941	$(1,405,909)
Weighted average shares – basic	26,210,545	25,902,194
Net income per share – basic	$0.04	$(0.05)

Dilutive effect of common stock equivalents:
Warrants	3,130,763	-
Weighted average shares – diluted	29,341,308	25,902,194
Net (loss) income per share – diluted	$0.04	$(0.05)

Concentrations

The Company utilizes the services of two individuals, one of which is a related party and one of which is third-party, in China to source materials and the manufacturing of component parts with third-party vendors in China. As of February 29, 2016 and February 28, 2015, the Company had deposits for inventory purchases in China of approximately $25,000 and $37,000, respectively. For the fiscal years ended February 29, 2016 and February 28, 2015, purchases facilitated through the related party accounted for approximately 34% and 46%, respectively, of total raw material purchases.  The Company has two other vendors that respectively accounted for an additional 20% and 17% of raw material purchases for the fiscal year ended February 29, 2016 and 18% and 12% of total raw material purchases for the fiscal year ended February 28, 2015.

For the year ended February 29, 2016, we had three customers that accounted for 34%, 28% and 14% (or 76% total) of our total sales.  As of February 29, 2016, one of these customers accounted for 22% of net accounts receivable.  Our largest customer during the year ended February 29, 2016, has raised concerns regarding the effectiveness of certain of our filters, in particular, the efficacy of fluoride removal.  The likelihood of this customer continuing to purchase our product is remote.  The Company has agreed to replace any filters for this customer.  While the Company believes it is adequately reserved for any potential future returns, there can be no assurance that future returns will not exceed our estimate.For the year ended February 28, 2015, we had four customers that accounted for 66% (7%, 33%, 12% and 14%) of our total sales. As of February 28, 2015, the Company had four customers who accounted for approximately 76% of net accounts receivable (37%, 14%, 13% and 12%, respectively).

Reclassifications

Certain reclassifications have been made to the fiscal 2015 consolidated financial statements to conform to the fiscal 2016 presentation.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which is effective for public entities for annual reporting periods beginning after December 15, 2017.    The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact this standard will have on its consolidated financial statements and related disclosures.

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company's present or future consolidated financial statements.

NOTE 3:   INVENTORY

The Company's inventory consisted of the following at February 29, 2016 and February 28, 2015:

	February 29,	February, 28
	2016	2015
Raw materials	$1,084,782	$536,302
Finished goods	1,466,676	513,189
	2,551,458	1,049,491
Reserve for obsolete and slow moving inventory	(40,000)	(40,000)
Net inventory	$2,511,458	$1,009,491

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 4:   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at February 29, 2016 and February 28, 2015:

	February 29,	February 28,
	2016	2015
Tooling	$423,620	$348,087
Equipment	71,972	70,972
Computer equipment	73,222	35,231
Leasehold equipment	17,804	11,129
	586,618	465,419
Less: accumulated depreciation and amortization	(363,692)	(303,312)
Total	$222,926	$162,107

Fixed assets outside the United States included approximately $318,000 and $275,000 in tooling and equipment, at cost, located in various third party locations which manufacture the Company's component parts at February 29, 2016 and February 28, 2015, respectively. Depreciation expense included in operating expense was $84,119 and $61,426 for the fiscal years ended February 28, 2016 and 2015, respectively.

NOTE 5:    INTANGIBLE ASSETS

The following is a summary of intangible assets at February 29, 2016 and February 28, 2015:

	February 29,	February 28,
	2016	2015
Intellectual property	$50,000	$150,000
Trademarks	24,100	24,100
Patents	22,560	22,560
	96,660	196,660
Less: accumulated amortization	(45,317)	(44,017)
Total	$51,343	$152,643

Intangible assets are amortized over their estimated useful economic lives of five years. Amortization expense related to intangibles was approximately $1,300 and $1,700 during the fiscal years ended February 29, 2016 and February 28, 2015, respectively.  Amortization expense is expected to be approximately $1,000 in fiscal year 2017 at which time a majority of the amortizable intangible assets will be fully amortized.  During the year ended February 29, 2016, the Company identified certain indicators of impairment relating to its intellectual property and recorded an impairment charge in the amount of $100,000.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 6:    CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under leases classified as capital leases. The leased equipment carried a cost of $50,295 and $24,295 as of February 29, 2016 and February 28, 2015, and is depreciated on a straight-line basis over 5 years. Total accumulated depreciation related to the leased equipment was $23,250 and $15,790 as of February 29, 2016 and February 28, 2015, respectively. Obligations outstanding as of February 29, 2016 and February 28, 2015 consisted of the following:

	February 29,	February 28,
	2016	2015
Capital lease for equipment requiring monthly payments of principal and interest of $491 through October 2016 bearing interest at an annual rate of 7.5%	$4,959	$10,311
Capital lease for equipment requiring monthly payments of principal and Interest of $546 through August 2020 bearing interest at an annual rate of 9.5%	29,484	-
Total capital lease obligations, principal and interest	34,443	10,311
Less amount representing interest	(5,614)	(591)
Total capital lease obligations, principal	28,829	9,720
Less current portion	(9,390)	(5,639)
Long term portion	$19,439	$4,081

Future maturities of the capital lease obligation as of February 29, 2016 are:

Fiscal Year Ending
February 28,	Amount

2017	$9,390
2018	4,916
2019	5,403
2020	5,938
2021	3,182
Total	$28,829

As of February 28, 2015, the Company had a line of credit agreement totaling $500,000, with no outstanding borrowings as of February 28, 2015.  The line expired on September 1, 2015 and was not renewed.

NOTE 7:   RELATED PARTY TRANSACTIONS

The Company paid consulting fees to the Company's primary shareholder (the TAM Irrevocable Trust (the TAM Trust), in which Cari Beck is the trustee and current Board member, as well as a daughter of Carl Palmer, an officer and Board member) totaling $138,000 and $252,000 during the years ended February 29, 2016 and February 28, 2015, respectively, which are included as a component of selling, general and administrative expenses on the consolidated statements of operations.

During the year ended February 28, 2015, the Company paid $150,000 to TAM Trust for purchase of intellectual property retained by TAM when the Company was organized in 1998.

During the years ended February 29, 2016 and February 28,2015, TAM Trust purchased, on behalf of the Company, $552,000 and $40,000, respectively, of raw materials from a vendor with which it already had a business relationship. During the year ended February 29, 2016, the Company reimbursed TAM for approximately $10,000 of business travel costs incurred on behalf of its CEO, Carl Palmer. During the year ended February 28, 2015, the Company reimbursed TAM for $1,500 it paid for tooling to a vendor with which it already had a business relationship.

The Company utilizes the services of an individual, who is a related party to source materials and provide the manufacturing of component parts with third-party vendors in China. For the fiscal years ended February 29, 2016 and February 28,2015, purchases facilitated through the related party accounted for approximately 34% and 46%, respectively, of total raw material purchases.  The Company paid approximately $44,000 and $37,000 in direct commissions to the related party consultant during the fiscal years ended February 29, 2016 and February 28,2015, respectively. In addition to the materials sourced, this related party also facilitated fixed asset purchases of $67,000 and $34,000 during the years ended February 29, 2016 and February 28, 2015, respectively.

As of February 29, 2016 and February 28, 2015, the Company had a receivable due from its CEO of approximately $12,000 and $8,000. The amounts were paid in full subsequent to year-end. In addition, the Company had advanced amounts to employees of approximately $28,000 and $8,000 as of February 29, 2016 and February 28, 2015. These amounts are being repaid through direct payroll withdrawals.

The Company also issued shares of restricted common stock to TAM and TAM's trustee (See Note 8).

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 8:   EQUITY TRANSACTIONS

Restricted Stock Grants

During the year ended February 29, 2016, 225,000 shares of restricted common stock were issued to employees and officers of the Company. Additionally, 200,000, 41,667, and 10,000 shares of restricted common stock were issued to TAM, vendors, and TAM's trustee, respectively. The shares were fully vested upon issuance. The value recorded in the accompanying consolidated financial statements was based on the estimated fair value of the stock on the date of the grant and aggregated $157,400 for year ended February 29, 2016.

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

During the year ended February 29, 2016, the Company repurchased 36,000 shares of common stock for a costs of $12,280.  This repurchase has been recorded as treasury stock and reflected as a reduction of stockholders' equity on the accompanying fiscal year 2016 consolidated balance sheet.

Warrants

A summary of warrant activity for the fiscal years ended February 29, 2016 and February 28, 2015 is shown below.

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price

Outstanding at March 1, 2014	8,407,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at February 28, 2015	8,407,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	(2,000,000)	-
Outstanding at February 29, 2016	6,407,221	0.21
Vested at February 29, 2016	6,407,221	0.21
Exercisable at February 29, 2016	6,407,221	0.21

 The following table summarizes significant ranges of outstanding warrants as of February 29, 2016:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise	Number	Exercise
Exercise Price	Number	Life (Years)	Price	Outstanding	Price

$0.21	6,407,221	4.79	$0.21	6,407,221	$0.21

During the year ended February 28, 2011, 8,467,221 warrants were issued to employees and related parties for future services to be rendered, with a vesting term of five (5) years and an exercise price of $0.21.  The fair value of these warrants on the date of grant totaled approximately $1.7 million and was being amortized to income over the vesting period.  The amortization of these warrants was $213,000 and $353,000 during the years ended February 29, 2016 and  February 28, 2015, respectively.  During the year ended February 28, 2014, 60,000 warrants were forfeited upon termination of employment of two employees. During the year ended February 29, 2016, 2,000,000 warrants were forfeited upon termination of employment of one employee.  The value of these warrants was fully amortized during the year ended February 29, 2016.

As of February 29, 2016 and February 28, 2015, the total outstanding warrants had an intrinsic value of $1,858,094 and $0, respectively.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 9:   INCOME TAXES

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended February 29, 2016:
U.S. federal	$256,530	548,162	804,692
State	57,973	96,734	154,708
Total income tax expense (benefit)	$314,503	644,896	959,399
Year ended February 28 2015:
U.S. federal	$—	(633,032)	(633,032)
State	20,729	(112,687)	(91,958)
Total income tax expense	$20,729	(745,719)	(724,990)

The income tax expense (benefit) differs from the expected amount of income tax expense (benefit) determined by applying a combined U.S. federal and state income tax rate of 40% to pretax income (loss) for the years ended February 29, 2016 and February 28, 2015 as follows:

	2016	2015
Expected tax expense (benefit)	$815,617	$(846,350)
Permanent differences	13,255	5,149
Forfeiture of warrants	140,870	-
True up of state tax payable	(27,803)	(7,014)
Change in valuation allowance	17,460	123,225
Income tax expense (benefit)	$959,399	$(724,990)

Deferred tax assets are as follows:

	February 29,	February 28,
	2016	2015
Deferred tax assets:
NOL carryforwards	$-	$631,027
Depreciation	29,725	(15,484)
Accrued expenses	160,027	88,556
Stock compensation	564,626	611,315
Other	-	48,963
Valuation allowance	(140,655)	(123,225)
Net deferred tax assets	$613,716	$1,241,152

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 9:   INCOME TAXES (CONTINUED)

The valuation allowance for deferred tax assets as of February 29, 2016 and February 28, 2015 $140,655 and $123,225, respectively.  The net change in the total valuation allowance was an increase of $17,400 and $123,225 for the years ended February 29, 2016 and February 28, 2015, respectively. In assessing the realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment.

As of February 29, 2016, the Company had utilized all NOL carryforwards for federal and state purposes, respectively. As of February 28, 2015, the Company had approximately $1.6 million and $1.7 million of NOL carryforwards for federal and state purposes, respectively.

The Company includes interest and penalties, if any, arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of February 29, 2016 and February 28, 2015, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are fiscal years 2012 through 2015 for federal purposes and fiscal years 2011 through 2015 for state purposes.

NOTE 10:    COMMITMENTS AND CONTINGENCIES

The Company's office facility lease expires in May 2019. The Company also leases a production facility and warehouse facility that expire in July 2017.  The three leases are at a monthly aggregate cost of $14,000. Total rent expense amounted to approximately $188,000 and $189,000 for the fiscal years ended February 29, 2016 and February 28, 2015, respectively.  The Company also has operating leases for certain equipment at a monthly cost of approximately $545.

Subsequent to year-end, the Company entered into a lease agreement on one facility that will house corporate offices, inventory and production at 22 Journey in Aliso Viejo, CA for a term of 5 years at a monthly rental of approximately $19,000, and such amounts are included in the table below. The Company is in the process of attempting to sub-lease all of its three current locations noted previously.

Future minimum base lease payments are as follows:

Fiscal Year Ending
February 28,	Amount

2017	$316,000
2018	337,000
2019	286,000
2020	263,000
2021	259,000
Thereafter	109,000
Total	$1,570,000

Legal Proceedings

The Company previously reported that it was involved in a case titled Letty Garcia v. Carl Palmer; Seychelle Environmental Technologies, Inc., et, al., brought in the Superior Court for the State of California, San Diego County District.  The case was settled on November 16, 2015. The outstanding obligations were paid in full during the year ended February 29, 2016.  Legal fees and settlement charges amounted to $344, 000 during the year ended February 29, 2016.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 10:    COMMITMENTS AND CONTINGENCIES (CONTINUED)

Otherwise, as of February 29, 2016 we know of no other material legal proceedings pending or threatened, or judgments entered against the Company or any of our directors or officers in their capacity as such.

Significant Agreements

The Company has historically entered into licensing agreements with third-parties for product proprietary rights, patent and trademark ownership, and use of product name. In return, the Company agrees to pay licensing fees and/or royalties on sales of those products. During the years ended February 29, 2016 and February 28,2015, the Company paid $12,000 and $37,125 in royalties and licensing fees related to these agreements.

NOTE 11:   GEOGRAPHIC AREAS

The Company sells its products throughout the United States and internationally. Geographic sales information for the fiscal years ended February 29, 2016 and February 28, 2015 is as follows:

	2016	2015
The United States	$10,570,209	$4,077,810
Asia	105,881	3,427
Greece	74,185	24,035
United Kingdom	47,141	49,462
New Zealand	39,816	102,919
Australia	33,973	-
Canada	21,660	28,667
Other countries	17,202	18,885
Total	$10,910,067	$4,305,205
_____________
(1)    Sales are based on the country of residence of the customer.

Long lived assets at February 29, 2016 are in the following geographic areas:

	United
	States	China	Total

Property and equipment, net	$96,210	$126,716	$222,926

Intangible assets	51,343	-	51,343

Other assets	15,651	-	15,651

Total	$163,204	$126,716	$289,920

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 11:   GEOGRAPHIC AREAS (CONTINUED)

Long lived assets at February 28, 2015 are in the following geographic areas:

	United
	States	China	Total

Property and equipment, net	$58,847	$103,260	$162,107

Intangible assets	152,643	-	152,643

Other assets	25,491	-	25,491

Total	$236,981	$103,260	$340,241

NOTE 12:   SUBSEQUENT EVENTS

On March 18, 2016, the Board of Directors removed Mr. Carl Palmer from all of operational duties with the Company. Mr. Palmer remained a Director. This decision of the Board was the result of its dissatisfaction with Mr. Palmer's past performance regarding both ongoing operations and customer and employee relations. On April 26, 2016, the Board of Directors voted to return Mr. Palmer to CEO, with a co-management structure for senior management where Mr. James Place became President. This decision of the Board is the result of extensive negotiations on how to best move the Company forward toward its sales and profit goals.

On April 14, 2016, the Company entered into a lease agreement on one facility that will house corporate offices, inventory and production at 22 Journey in Aliso Viejo, CA.  The lease is for 5 years with monthly payments of approximately $19,000. The Company is in the process of attempting to sub-lease all of its three current locations noted previously.

In May 2016, the Company has instituted a whistleblower policy using Mr. Place, the President and CFO, as a focal point for employee reporting.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

We did not have any disagreements on accounting and financial disclosures with our present independent registered public accounting firm during the reporting periods.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of February 29, 2016.  Accordingly, we concluded that our disclosure controls and procedures were not effective as of February 29, 2016.

An aggregation of control deficiencies in the Company's "tone at the top" was manifested in three areas described below. The control environment is the responsibility of senior management, and sets the tone of our organization, influences the control consciousness of employees, and is the foundation for the other components of internal control over financial reporting. Although each area described below involved its own deficiencies, a significant contributory factor to all of our deficiencies aggregating to the material weakness was the Company's lack of appropriate "tone at the top" set by certain senior members of management.

1.  Lack of oversight for the segregation of duties in the conduct of the co-management by the President, Mr. James Place, and the CEO, Mr. Carl Palmer. The remedy to this situation is to better define the duties of each party. The Company has also instituted a whistleblower policy using Mr. Place, the President and CFO, as a focal point for employee reporting.

2.  Secondly, the Board of Directors is now completely under the control of the CEO. The President, Mr. Place, is the only person on the Board of Directors and in senior management not directly associated with the CEO. The remedy is to populate the Board of Directors with one or more independent directors to comply with best practices, as we agreed to do. The Company plans to take action soon by adding independent board members as senior management in most companies report to the board. Mr. Carl Palmer is the father and father-in-law of Ms. Cari Beck and Mr. John Beck, respectively. Accordingly, neither are independent directors.

3.  The Board did not have information required to review and approve or disapprove inventory and fixed asset purchases facilitated by two related parties during the fiscal year ended February 29, 2016. As a result, relevant information was not provided to the financial accounting and reporting function on a timely basis. The could have caused – but in this case did not cause – a failure to ensure that appropriate financial reporting of the transactions was made in all material respects in a timely manner. For the fiscal year ended February 29, 2016, required disclosures about these purchases from related parties were included in the accompanying financial statements.

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

Management's Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded, as of February 29, 2016, we did not maintain effective control over the financial reporting process for the reasons discussed above.

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

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Executive Officers as of May 27, 2016, their ages and positions held in the Company are as follows:

Carl Palmer	82	Chief Executive Officer ("CEO") and Director
James Place	77	President, Secretary-Treasurer, Chief Financial Officer and Director
Cari Beck	55	Director
John Beck	58	Director

Our Directors have served and will serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. The officers serve at the discretion of our Directors. The Board of Directors as a whole serves as the audit committee and Mr. Place is the "financial expert" within the meaning of the rules and regulations of the SEC.  The Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication.  Accordingly, our Board of Directors believes that each of its members has sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have. . Mr. Carl Palmer is the father and father-in-law of Ms. Cari Beck and Mr. John Beck, respectively. Ms. Cari Beck and Mr. John Beck are wife and husband.  None of the Directors have been involved in the types of litigation specified in Item 401d of Regulation S-B.

Biographies of Our Executive Officers and Directors

Carl Palmer.  Mr. Palmer is the Chief Executive Officer (CEO) and a Director of the Company. He was the founder of our Company in 1998, innovator of the complete line of Seychelle water filtration products and primary spokesperson worldwide. He is an internationally recognized expert in the field for over 40 years and pioneered the development of the reverse osmosis (RO) home and office pure water business in the U.S. in the late 1970's. That company, Aq-Ro-Matic, was later sold to Coca-Cola in 1973. He developed the cellulose triacetate membrane, a breakthrough technological development in the industry and subsequently, created and sold pure water companies to Coca Cola Los Angeles as noted previously, AMF/Cuno in 1985 and Shaklee in 1989. Also, in the late 1980's Mr. Palmer developed the Best Water reverse osmosis business for Shaklee and sold over $53 million in above-the-counter systems. Carl's 30 years of direct sales experience has led to many significant business relationships, many of which continue today. He is the inventor of thirteen patented products related to water purification. Mr. Palmer received a Bachelors Degree from Whittier College. Mr. Palmer became the Company's CEO in April 2016.

James Place. Mr. Place is the President, Chief Financial Officer (CFO), Secretary-Treasurer, and a Director of our Company He joined the Company November 2004 as COO.   ). He has over 40 years of experience in food, beverages and bottled water. While at Arrowhead, he took the liter, still and sparkling water business from $5 million to $100 million in 5 years. Mr. Place also had extensive marketing, new product development and operating experience with Fortune 500 companies such as Carnation, Kerr Glass and Hunt-Wesson. Mr. Place was Vice President and General Manager of the Grocery Products Division at Arrowhead from 1981 to 1988, a Vice President of Sales/Marketing - New Products at Kerr Glass from 1988 to 1990, Manager, New Products at Carnation from 1979 to 1981 and Sales/Marketing Manager at Hunt-Wesson Foods from 1970 to 1976.

Mr. Place also has substantial experience in business development, mergers and acquisitions and with the investment community. Mr. Place ran his own consulting business in consumer products including water and other beverages with small to medium sized companies from 1990 to 2004. This included working successfully with these companies on financing plans for both new products and expansion programs. Mr. Place has an MBA from Michigan State University and a Bachelors degree from Albion College. Mr. Place became the Company's President in April, 2016.

Cari Beck. From 1992-2002, Mrs. Beck worked as the production coordinator for Krystal Enterprises, one of the largest limousine manufacturers in the world.  During her time at Krystal Enterprises, Ms. Beck worked collaboratively with major US auto manufacturers to purchase chassis for limousine production.  She was responsible for coordinating all aspects of production and accounts receivable to ensure timely delivery and satisfaction to the customer.  She was instrumental in coordinating the preparation, organization and set up for all quarterly trade shows.  Ms. Beck worked directly with the Executive Vice President handling the company's national accounts and maintaining inventory levels on all finished products. During her tenure, Krystal Enterprises grew from a company producing 20 vehicles to 150 monthly. For the past seven years Ms. Beck has consulted for Seychelle (in her role as the trustee of the TAM Trust), with a focus on manufacturing, assembly and process control. Ms. Beck became a Director in April, 2016.

John Beck. Mr. Beck currently holds the position of Vice President of Operations at Grech Motors, a private company, whose annual sales are currently approximately $50 million.  He has a history of being a part of a team working to help companies grow.  From 1976-1986, Mr. Beck worked for Quality Bowling Corporation where he started as the sixth employee hired and finished his time there as a purchasing agent in a company that had grown to over 40 employees. In 1983, Mr. Beck purchased his first limousine and started a part-time limousine venture that led to a 30-year career with Krystal Enterprises, a private company.  His responsibilities included sales, marketing, and substantial input on design and production.  Over his 30 years at Krystal Enterprises, sales grew from $150,000 a month during the early 1980's to approximately $10 million a month in sales during the late 1990's.  After Krystal Enterprises was sold in 2011, Mr. Beck retired.  Not long after retiring he began consulting and then was hired on as the Vice President of Operations for Grech Motors. Mr. Beck became a Director in May 2016.

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

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the fiscal year ended February 29, 2016, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except for the TAM Trust, which filed a Form 4 and Form 5 late.

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

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other	Restricted	Securities		All
				Annual	Stock	Underlying	LTIP	Other
		Salary	Bonus	Compensation	Award(s)	Option/SARs	Payouts	Compensation
Name and Principle Position	Fiscal Year	($)	($)	($)	($)	(#)	($)	($)

Carl Palmer	2016	$45,000	$80,000	0.00	$0.00	$0.00	$$0.00	$0.00	(4)
CEO	2015	0.00	0.00	$0.00	0.00	0.00	0.00	0.00
Director	2014	0.00	0.00	0.00	0.00	0.00	0.00	0.00

James Place (1)	2016	40,874	0.00	0.00	0.00	0.00	0.00	0.00
President & CFO	2015	39,762.00	4,784.00	0.00	0.00	0.00	0.00	0.00
Director	2014	37,045	2,379	0.00	0.00	0.00	0.00	0.00

Cari Beck (2)	2016	0.00	0.00	0.00	0.00	0.00	0.00	0.00
HR Manager	2015	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Director	2014	0.00	0.00	0.00	0.00	0.00	0.00	0.00

John Beck (3)	2016	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Director	2015	0.00	0.00	0.00	0.00	0.00	0.00	0.00
	2014	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

__________________

(1)	Elected to Board of Directors during November 2004.
(2)	Elected to Board of Directors during April 2016.
(3)	Elected to Board of Directors during May 2016.
(4)	In February 2016, the Company leased a vehicle for Mr. Palmer at a cost of approximately $700 per month. The first payment was not due until March 2016, therefore the other compensation related with this lease is not reflected in the 2016 compensation information.

OPTION/SAR GRANTS IN LAST FISCAL YEAR. The Company granted no options during the fiscal year ended February 29, 2016. The Company had no options outstanding as of the fiscal year ended February 29, 2016.

AGGREGATED OPTIONS/SARS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES. There were no outstanding options as of the fiscal year ended February 29, 2016.

EMPLOYMENT CONTRACTS WITH EXECUTIVE OFFICERS.  Effective April 18, 2016, Messrs. Carl Palmer and James Place each entered into identical employment agreements with the Company. The term of each agreement is for a period of five years from the date of the employment agreement. Each individual will be paid the sum of $60,000 per year plus customary employee benefits for the period of the employment agreement.

DIRECTOR COMPENSATION. The Company made payments totaling $165,874, $180,387, and $312,428 combined for the fiscal years ended February 29, 2016 and February 28, 2015 and 2014, respectively.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of May 1, 2016, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. As of May 1, 2016 there were a total of 26,354,313 common shares outstanding and 6,407,221 outstanding warrants for a total of 32,761,534 common shares and warrants.

NAME AND ADDRESS	AMOUNT AND NATURE OF	PERCENT OF
OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP (1)(2)(4)	CLASS

The TAM Irrevocable Trust	15,307,799 (3)	46.72%
4012 S. Rainbow #K111
Las Vegas, NV 80103-2012

Carl Palmer	-0-	-0-
251 Jeanell Dr., Ste 3
Carson City, NV 89703

James Place (The Place Trust)	1,755,000	5.36%
251 Jeanell Dr., Ste 3
Carson City, NV 89703

Cari Beck	15,307,799 (3)	46.72%
514 S Peralta Hills Dr	110,000.01%
Anaheim, CA 92807

John Beck	15,307,799 (3)	46.72%
514 S Peralta Hills Dr
Anaheim, CA 92807

All officers and directors as a Group (three persons)	17,172,799	52.42%

Richard Parsons (Parsons Family Trust)	649,763	1.98%
251 Jeanell Dr., Ste 3
Carson City, NV 89703

_______________

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3)	The TAM Irrevocable Trust is an irrevocable trust for the benefit of certain family members of Mr. Carl Palmer. Mr. Palmer disclaims any beneficial ownership or interest in this Trust. Cari Beck, his daughter, is the Trustee of the Trust and has total beneficiary rights, including all voting rights and investment power as the Trustee. The Trust is held in her name (50%) as well as that of Lindsay Helvey (25%) and Casey Helvey (25%), both granddaughters.

(4)	There are no other financial instruments, including stock warrants, etc. that are issuable within sixty days from the filing of this document.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of February 29, 2016 and February 28, 2015, the Company had a receivable due from its CEO of approximately $12,000 and $8,000.  the amounts were paid in full subsequent to year end.

The Company also issued shares of restricted common stock to TAM and TAM's trustee.

The Company paid consulting fees to the Company's primary shareholder (the TAM Irrevocable Trust (the TAM Trust), in which Cari Beck is the trustee, as well as a daughter of Carl Palmer, an officer and Board member) totaling $138,000 and $252,000 during the years ended February 28, 2016 and 2015, respectively, which are included as a component of selling, general and administrative expenses on the consolidated statements of operations.

During the year ended February 28, 2015, the Company paid $150,000 to TAM Trust for purchase of intellectual property retained by TAM when the Company was organized in 1998.

During the years ended February 29, 2016 and February 28,2015, TAM Trust purchased, on behalf of the Company, $552,000 and $40,000, respectively, of raw materials from a vendor with which it already had a business relationship. During the year ended February 29, 2016, the Company reimbursed TAM for approximately $10,000 of business travel costs incurred on behalf of its CEO, Carl Palmer. During the year ended February 28, 2015, the Company reimbursed TAM for $1,500 it paid  for tooling to a vendor with which it already had a business relationship.

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

	February 29,	February 28,
	2016	2015

Audit fees	$65,000	$63,500
Audit related fees	-0-	-0-
Tax fees	8,000	8,000
All other fees	-0-	-0-

Audit fees.  The audit fees in fiscal 2016 and 2015 include $65,000 and $63,500, respectively, of fees billed by RJI related to the audit of our consolidated financial statements, and quarterly reviews.

Tax fees.  This represents professional services rendered for tax compliance, tax advice and tax planning.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibit No.	Description

2A*	Plan of Exchange between Seychelle Environmental Technologies, Inc. and Seychelle Water Technologies, Inc. dated January 30, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3A*	Articles of Incorporation dated January 23, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3B*	Articles of Merger of Royal Net, Inc. into Seychelle Environmental Technologies, Inc as filed with Form 10-SB 12 G on February 8, 2000.

3C*	Amendment to Articles of Incorporation re: Series "A" Preferred Stock as of January 31, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3D*	Amendment to Articles of Incorporation re: Series "AA" Preferred Stock as of June 5, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3E*	Amendment to Articles of Incorporation re: Series "AAA" Preferred Stock as of February 18, 1999 as filed with Form 10-SB 12 G on February 8, 2000.

3F*	Bylaws as filed with Form 10-SB 12 G on February 8, 2000.

10A*	Purchase Agreement with Aqua Vision as filed with Form 10-SB 12 G on February 8, 2000.

10B*	Amended Purchase Agreement with Aqua Vision as filed with Form 10-SB 12 G on February 8, 2000.

10C*	2000 Stock Compensation Plan I, dated July 1, 2000 as filed with Registration Statement on Form S-8 on August 31, 2000.

10D*	2002 Stock Compensation Plan I, dated February 12, 2002 as filed with Registration Statement on Form S-8 on February 27, 2002.

10E*	Purchase Agreement with Aqua Gear as filed with Annual Report on Form 10-K on June 14, 2002.

10F*	Employment Contract with Carl Palmer as filed with Annual Report on Form 10-K on June 14, 2002.

10G*	Management Consulting Contract with Richard Parsons

10H*	Management Consulting Contract with James Place

10I*	Joint Venture Agreement with Huanghua Plastic Co. Ltd. dated September 1, 2005

10J*	ABMS Health Care Pvt. Ltd. Distribution Rights Agreement dated April 1, 2006

10K*	Confident, Inc. Exclusive Distribution Rights Agreement dated January 1, 2006

Exhibit No.	Description

10L*	Continental Technologies. Inc., Purchase Agreement dated April 26, 2006

10M*	Promissory Note to TAM Irrevocable Trust dated May 1, 2001

10N*	Promissory Note to TAM Irrevocable Trust dated February 28, 2002

10O*	Promissory Note to TAM Irrevocable Trust dated February 28, 2003

10P*	Promissory Note to TAM Irrevocable Trust dated November 1, 2003

10Q*	Promissory Note to TAM Irrevocable Trust dated February 28, 2004

10R*	Food For Health Purchase Agreement

10S*	Food For Health Distribution Agreement

10T*	Seychelle Environmental Technologies, Inc. License Agreement with Mr. Gary Hess

10U*	Employment Agreement with Mr. Carl Palmer

10V*	Employment Agreement with Mr. James Place

21*	Subsidiaries

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes Oxley Act of 2002)

31.1**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

99*	Code of Ethics for Chief Executive Officer and Senior Financial Officers

___________________

*  Previously filed with the Securities and Exchange Commission as indicated and incorporated by reference herein

** Attached hereto

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Date: June 15, 2016	By:	/s/ Carl Palmer
Carl Palmer Chief Executive Officer

Date: June 15, 2016	By:	/s/ Jim Place
Jim Place Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl Palmer
Carl Palmer, Director	June 15, 2016

/s/ Jim Place
Jim Place, Director	June 15, 2016