Form 10-K/A
period 2016-02-28
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2016-06-16
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Seychelle Environmental Technologies, Inc. is filing this Amendment on Form 10-K/A (this "Amendment") to its annual report on Form 10-K for the fiscal year ended February 29, 2016, which was originally filed on June 15, 2016 (the "Original Filing"), solely to amend Part I, Item 1A entitled "Risk Factors," Part II, Item 7, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 8, Note 1 entitled "Organization and Description of Business"of the Original Filing. This Amendment revises our conclusions on the expected loss of a significant customer.

Except with respect to the above changes, this Amendment does not modify or update any other disclosures set forth in the Original Filing. The remaining Items contained within this Form 10-K/A consist of all other Items originally contained in the Original Filing and are included for the convenience of the reader.

In accordance with applicable SEC rules, this Form 10-K/A includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except as provided in this Explanatory Note, or as indicated in the applicable disclosure, this Amendment has not been updated to reflect other events occurring after the filing of the Original Filing and does not modify or update information and disclosures in the Original Filing affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the filings that we have made with the SEC subsequent to the date on which we filed the Original Filing, together with any amendments to those filings.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Date: June 16, 2016	By:	/s/ Carl Palmer
Carl Palmer Chief Executive Officer

Date: June 16, 2016	By:	/s/ Jim Place
Jim Place Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl Palmer
Carl Palmer, Director	June 16, 2016

/s/ Jim Place
Jim Place, Director	June 16, 2016