Form 10-Q
period 2016-05-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2016-07-15
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending May 31, 2016

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

The number of shares outstanding of the Registrant's common stock, as of July 14, 2016 was 26,574,313.

References in this document to "us," "we," or "Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiaries.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	May 31, 2016	February 29, 2016
ASSETS
Current assets:
Cash and cash equivalents	$747,846	$2,062,873
Accounts receivable, net of allowance for doubtful accounts and sales returns
of $22,200 and $125,800, respectively	299,156	224,235
Related party receivables	44,779	39,575
Inventory, net	2,707,386	2,511,458
Deferred tax assets	62,145	62,145
Prepaid expenses, deposits and other current assets	100,833	115,440
Total current assets	3,962,145	5,015,726

Property and equipment, net	224,320	222,926
Intangible assets, net	50,476	51,343
Deferred tax assets	836,642	551,571
Other assets	81,312	15,651

Total assets	$5,154,895	$5,857,217

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$115,882	$415,226
Income taxes payable	230,871	317,145
Customer deposits	41,700	28,219
Capital lease obligations, current portion	7,896	9,390
Total current liabilities	396,349	769,980

Long-term liabilities:
Capital lease obligations, net of current	18,253	19,439
Total liabilities	414,602	789,419

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 26,640,313 and 26,390,313 issued and outstanding at May 31, 2016 and February 29, 2016, respectively	26,641	26,391

Additional paid-in capital	8,944,368	8,827,118
Accumulated deficit	(4,201,036)	(3,773,431)
Less treasury stock at cost (66,000 and 36,000 shares at May 31, 2016 and February 29, 2016 respectively)	(29,680)	(12,280)
Total stockholders' equity	4,740,293	5,067,798

Total liabilities and stockholders' equity	$5,154,895	$5,857,217

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	May 31,	May 31,
	2016	2015
Sales	$899,134	$2,347,183
Cost of sales	588,485	1,068,030
Gross profit	310,649	1,279,153
Operating Expenses
Selling, General, and Administrative Expenses	1,002,450	551,916
Depreciation and Amortization	22,051	9,712
Total operating expenses	1,024,501	561,628
Income (Loss) from Operations	(713,852)	717,525
Other Income (Expense)
Interest income	9	189
Interest expense	(615)	-
Other income	1,782	75
Total other income	1,176	264
Income (loss) before provision for income taxes	(712,676)	717,789
Income tax benefit (expense)	285,071	(245,291)
Net income (loss)	$(427,605)	$472,498
BASIC INCOME (LOSS) PER SHARE	$(0.02)	$0.02
DILUTED INCOME (LOSS) PER SHARE	$(0.02)	$0.02
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,580,530	25,913,646
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,580,530	26,499,618

 See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	May 31,	May 31,
	2016	2015

OPERATING ACTIVITIES:
Net income (loss)	$(427,605)	$472,498
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	22,051	9,712
Stock-based compensation	117,500	67,199
Provision for doubtful accounts and sales returns	(103,569)	-
Deferred tax expense (benefit)	(285,071)	245,291
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	28,648	(411,184)
Increase in related party receivables	(5,204)	(22,500)
Increase in inventory	(195,928)	(341,198)
Increase in prepaid expenses, deposits and other assets	(51,054)	(55,403)
Increase (decrease) in accounts payable and accrued expenses	(299,344)	827
Decrease in accrued legal and settlement fees	-	(532,103)
Decrease in income taxes payable	(86,274)	-
Increase (decrease) in customer deposits	13,481	(74,062)

Net Cash Used In Operating Activities	(1,272,369)	(640,923)

INVESTING ACTIVITIES:
Purchase of property and equipment	(22,578)	(11,449)
Net Cash Used In Investing Activities	(22,578)	(11,449)

FINANCING ACTIVITIES:
Repayment of capital lease obligation	(2,680)	(493)
Repurchase of treasury stock	(17,400)	-
Net Cash Used in Financing Activities	(20,080)	(493)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,315,027)	(652,865)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,062,873	1,514,534

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$747,846	$861,669

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$615	$-
Income taxes	$80,000	$-

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1:    CONDENSED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K/A for the year ended February 29, 2016.  The results of operations for the periods ended May 31, 2016 and 2015 are not necessarily indicative of the operating results for the full fiscal years.

The summary of significant accounting policies of the Company is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the condensed consolidated financial statements and the February 29, 2016 consolidated financials included in the 10-K/A filed on June 16, 2016.

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

NOTE 2:    MANAGEMENT'S PLAN

Our largest customer during the year ended February 29, 2016, has raised concerns regarding the effectiveness of certain of our filters, in particular, the efficacy of fluoride removal. There were no sales to this customer during the three month period ended May 31, 2016 and the likelihood of this customer continuing to purchase our product in the future is remote.  The loss of business from this customer has had a materially adverse effect on our revenues in the short term and may continue to have a materially adverse effect on our revenues in the long term if these revenues are not replaced by new products and other existing or new customers.

As of May 31, 2016, the Company had $747,846 in cash and cash equivalents, $299,156 in accounts receivable, working capital of $3,565,796 and a backlog of $34,000 in unshipped product. Additionally, the Company has developed an innovative new concept of a world filter product to sell in the world where quality drinking water is not available. Both the bottle and cap will to be sourced locally to make the finished product competitive in the international market. The Company initiated these foreign sales plans subsequent to year-end with the appointment of its first international exclusive sales agent. Accordingly, management believes that over the next twelve months, sufficient working capital and liquidity will be obtained from sales to existing and new customers to sustain operations.  The TAM Trust has also committed to providing up to $500,000 in additional funding, if required.

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

The denominator for diluted income (loss) per share for the period ended May 31, 2016 did not include warrants as they would have been anti-dilutive. At May 31, 2016 and 2015, 6,407,221 and 5,464,137 warrants, respectively, were excluded from the denominator for diluted income (loss) per share.

	For the three months ended
	May 31,
	2016	2015
Numerator:
Net (loss) income available to common shareholders	$(427,605)	$472,498
Weighted average shares – basic	26,580,530	25,913,646
Net income (loss) per share – basic	$(0.02)	$0.02

Dilutive effect of common stock equivalents:
Warrants	-	585,972
Weighted average shares – diluted	26,580,530	26,499,618
Net income (loss) per share – diluted	$(0.02)	$0.02

NOTE 4:   COMMON STOCK PURCHASE WARRANTS

Common Stock
During the quarter ended May 31, 2016, 250,000 shares of restricted stock were issued by the Company to an employee.

During the three months ended May 31, 2016, the Company repurchased 30,000 shares of common stock for a costs of $17,400.  This repurchase has been recorded as treasury stock and reflected as a reduction of stockholders' equity on the accompanying condensed consolidated balance sheet

Warrants
The Company had previously granted warrants to selected members of management and determined the estimated value of warrants granted using the Black-Scholes option pricing model. The warrants became fully vested during the year ended February 29, 2016.  The amount of the expense charged to operations for these warrants was $0 and $67,199 for the three months ended May 31, 2016 and 2015, respectively.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

A summary of warrant activity for the three months ended May 31, 2016 is as follows:

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price
Outstanding at February 29, 2016	6,407,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	-	0.21
Outstanding at May 31, 2016	6,407,221	0.21
Vested at May 31, 2016	6,407,221	0.21
Exercisable at May 31, 2016	6,407,221	0.21

The following table summarizes significant ranges of outstanding warrants as of May 31, 2016:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Outstanding	Price
$0.21	6,407,221	4.54	$0.21	6,407,221	$0.21

NOTE 5:    INVENTORY

The Company's inventory consisted of the following at May 31, 2016 and February 29, 2016:
	May 31, 2016	February 28, 2016
Raw materials	$1,529,902	$1,084,782
Finished goods	1,217,484	1,466,676
	2,747,386	2,551,458
Reserve for obsolete and slow moving inventory	(40,000)	(40,000)
	$2,707,386	$2,511,458

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 6:    CONCENTRATIONS

Sales to one customer accounted for 42% of sales for the three month period ended May 31, 2016. Accounts receivable from this customer accounted to $147,373 or 49% of accounts receivable as of May 31, 2016. Another customer, who did not account for a sales concentration, had accounts receivable of $35,154 or 12% as of May 31, 2016.

Sales to two customers accounted for 72% of sales for the three month period ended May 31, 2015. Accounts receivable from these two customers amounted to $575,045 or 83% of accounts receivable as of May 31, 2015.

The Company utilizes the services of an individual, who is a related party, to source materials and provide the manufacturing of component parts with third-party vendors in China. For the three months ended May 31, 2016 and 2015, purchases facilitated through the related party accounted for approximately 38% and 26%, respectively, of total raw material purchases. The Company had two other non-related vendors that accounted for 37% of raw material purchases during the three month period ended May 31, 2016. The Company had three other non-related vendors that accounted for 55% of raw material purchases during the three month period ended May 31, 2015.

NOTE 7:    RELATED PARTY TRANSACTIONS

During the three month periods ended May 31, 2016 and 2015, the Company incurred $12,500 and $50,000, respectively, for consulting services from TAM Irrevocable Trust ("TAM"), in which Cari Beck is the trustee and current Board member, as well as a daughter of Carl Palmer, an officer and Board member. These amounts are included as a component of selling, general and administrative expenses on the condensed consolidated statements of operations. Additionally, during the three months ended May 31, 2016, TAM purchased on behalf of the Company, $7,740 of raw materials from a vendor with which it already had a business relations.  All amounts due to TAM had been paid in full as of May 31, 2016 and 2015.

During the three month period ended May 31, 2015, TAM Trust purchased, on behalf of the Company, $185,000 of raw materials, and paid $3,500 for related tooling to a vendor with which it already had a business relationship. The Company reimbursed TAM Trust for these outlays in full during the three months ended May 31, 2015. There were no comparable transactions in the three months ended May 31, 2016.

The Company utilizes the services of an individual, who is a related party, to source materials and provide the manufacturing of component parts with third-party vendors in China. For the three months ended May 31, 2016 and 2015, purchases facilitated through the related party accounted for approximately 38% and 26%, respectively, of total raw material purchases. The Company paid approximately $900 and $11,000 in direct commissions to the related party consultant during the three months ended May 31, 2016 and 2015, respectively.

As of May 31, 2016 and 2015, the Company had  receivables due from its CEO of approximately $17,000 and $8,000, respectively. In addition, the Company had advanced amounts to employees of approximately $28,000 and $27,000 as of May 31, 2016 and 2015, respectively. These amounts are being repaid through direct payroll withdrawals.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

As of May 31, 2016, we know of no legal proceedings pending or threatened, or judgments entered against the Company or any of our directors or officers in their capacity as such.

NOTE 9: SUBSEQUENT EVENTS

Management has evaluated subsequent events from May 31, 2016 through July 15, 2016, the date the condensed consolidated financial statements were issued, and concluded that no subsequent events have occurred that would require recognition or disclosure in these condensed consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") as of and for the three month periods ended May 31, 2016 and 2015. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company's annual report on Form 10-K/A for the fiscal year ended February 29, 2016.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control.

Forward-Looking Statements

Certain statements contained herein are "forward-looking" statements.  Forward-looking statements include statements which are predictive in nature; which depend upon or refer to future events or conditions; or which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", or variations or negatives thereof or by similar or comparable words or phrases. In addition, any statement concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions that may be provided by management are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company; and economic and market factors in the countries in which the Company does business, among other things. These statements are not guarantees of future performance, and the Company has no specific intentions to update these statements. Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors including, among others:

(1)	the portable water filtration industry is in a state of rapid technological change, which can render the Company's products obsolete or unmarketable;

(2)	any failure by the Company to anticipate or respond to technological developments or changes in industry standards or customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's business, operating results and financial condition;

(3)	the Company's cost of sales may be materially affected by increases in the market prices of the raw materials used in the Company's assembly processes;

(4)	the Company's dependence on a few customers. Sales to these customers are unpredictable and difficult to estimate, and as such, may result in material fluctuations in sales from period to period. Management believes that if future revenues from its significant customers decline, those revenues can be replaced through the sales to other customers. However, there can be no assurance that this will occur, which could result in an adverse effect on the Company's financial condition or results of operations in the future;

(4)	the Company's water related product sales could be materially affected by weather conditions and government regulations;

(5)	the Company is subject to the risks of conducting business internationally; and

(6)	the industries in which the Company operates are highly competitive. Additional risks and uncertainties are outlined in the Company's filings with the Securities and Exchange Commission, including its most recent fiscal 2016 Annual Report on Form 10-K/A.

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

Our principal business address is 32963 Calle Perfecto, San Juan Capistrano, California 92675. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summarized historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three months ended May 31, 2016 and 2015 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three-month period ended May 31, 2016 compared to the corresponding period in 2015

			Year over
	2016	2015	year change	%

Sales	$899,134	$2,347,183	(1,448,049)	(62)%
Cost of sales	588,485	1,068,030	(479,545)	(45)%
Gross profit	310,649	1,279,153	(968,504)	(76)%
Gross profit %	35%	54%		(19)%
Selling general and administrative expenses	1,002,450	551,916	450,534	82%
Depreciation and amortization expense	22,051	9,712	12,339	127%
Income (loss) before provision (benefit) for income taxes	(713,852)	717,789	(1,431,641)	(199)%
Provision (benefit) for income taxes	(285,071)	245,291	(530,362)	(216)%

Net income (loss)	(427,605)	472,498	(900,103)	(190)%
Net income (loss) %	(48)%	20%		(68)%
Earnings per share – basic and diluted	$(0.02)	$0.02

Sales. The decrease in sales to $899,000 during the three months ended May 31, 2016 from $2.3 million during the three months ended May 31, 2015 (62%) is primarily due to decreasing sales of our pH2O product line, which increases the alkalinity of municipal water to between 8.0-9.5 pH. Sales during the three months ended May 31, 2015 of this product line were approximately $1.0 million, compared to $324,000 in the comparable current period 2016.

Our largest customer during the year ended February 29, 2016, has raised concerns regarding the effectiveness of certain of our filters, in particular, the efficacy of fluoride removal. There were no sales to this customer during the three month period ended May 31, 2016 and the likelihood of this customer continuing to purchase our product in the future is remote.  The loss of business from this customer has had a materially adverse effect on our revenues in the short term and may continue to have a materially adverse effect on our revenues in the long term if these revenues are not replaced by new products and other existing or new customers.

Sales decreased from $576,000 during the three months ended May 31, 2015 to none during the three months ended May 31, 2016 for this customer.

While the Company has experienced decreased sales and anticipates lower total sales in the current fiscal year, the Company has developed an innovative new concept of a world filter product to sell in the world where quality drinking water is not available. Both the bottle and the cap will be sourced locally to make the finished product competitive in the international market. The Company initiated these foreign sales plans during the three months ended May 31, 2016 with the appointment of its first international sales agent in Sri Lanka. In addition to this appointment, we have identified sales agents for India, South Korea and the Philippines and are pursuing other contacts to dramatically expand this effort to expand our customer base. Accordingly, management believes that over the remainder of the fiscal year, sufficient working capital and liquidity will be obtained from revenues to sustain operations. Management believes that sales will increase from the current quarter with the launch of this world filter product.

Cost of sales and gross profit percentage. As a percentage of sales, the gross profit margin during the three months ended May 31, 2016 decreased from 54% to 35%. The largest decrease to our sales was directly related to the launch of our aforementioned pH2O product line. During the three months ended May 31, 2015, we were selling this product with strict minimum order quantities that allowed us to achieve greater profit margins, averaging 68% during the three months ended May 31, 2015. As competition for home and portable pH products increased, we introduced lower priced pH products and also began selling below previously established minimum order quantities. As a result, profit margins on the pH products decreased, averaging 47% during the three months ended May 31, 2016. Sales of the pH products decreased approximately $624,000 (63%), and the remaining product mix sold during the three months ended May 31, 2016, resulted in a lower gross margin.  The product mix and timing of significant sales is always a significant factor in the resulting profit margins reported.  The Company expects to market its new world filter product at a 50% gross margin, and therefore believes that the average gross margin percentages overall will remain at approximately 45% in the foreseeable future.

Selling, general and administrative expenses. These expenses increased by approximately $451,000, or 82%, during the period ended May 31, 2016 compared to the same period ended in the prior year.  The increase was largely a direct result of the increase in legal and personnel costs incurred in a restructuring of the Company's management and Board of Directors that occurred during the three months ended May 31, 2016. On March 18, 2016, the Board of Directors removed Mr. Carl Palmer from all of operational duties with the Company. Mr. Palmer remained a Director. On April 26, 2016, the Board of Directors voted to return Mr. Palmer to CEO, with a co-management structure for senior management where Mr. James Place became President. This decision of the Board is the result of extensive negotiations on how to best move the Company forward toward its sales and profit goals.

 In addition there was incremental stock based compensation of $50,000. We expect to incur selling, general and administrative expenses of approximately $600,000 per quarter for the remainder of the fiscal year.

Depreciation and amortization expense.  Depreciation and amortization expense was increased due to additional fixed assets being added over the past year.

Income tax expense (benefit).  The Company recorded income tax benefit of approximately $285,000 due to the pretax loss of approximately $713,000 during the three-month period ended May 31, 2016 compared to a provision of approximately $245,000 due to the pretax income of approximately $718,000 during the three-month period ended May 31, 2015.

Net (loss) income. Net loss for the three-month period ended May 31, 2016 was $427,605, down $900,103 or 190% compared to net income of $472,498 for the three-month period ended May 31, 2015.  This was primarily due to a decrease of approximately $1.4 million in sales and an increase of approximately $451,000 in selling, general and administrative expenses. We remain focused on the primary factors affecting our bottom line and look to continue to improve the Company's profitability in the upcoming periods during fiscal 2017 as noted previously in both the sales and cost of sales/gross profit percentage sections.

Net cash provided by (used in) operating activities. During the three-month period ended May 31, 2016, cash used in operating activities was approximately $1,272,000, compared to $641,000 in the same period during 2015. This was primarily as the result of our net loss of approximately $428,000, paying $300,000 in accounts payable and other accrued expenses, purchasing $195,000 in inventory, paying $51,000 in prepaid expenses and deposits, and making an $80,000 payment on our income tax liability. We also increased our deferred tax assets by $285,000 and wrote off a previously reserved for sale of approximately $104,000. This was offset by net collection on accounts receivable of $29,000 and the add-back of non-cash expenses for stock based compensation and depreciation and amortization, the net of which was approximately $140,000.

Net cash used in investing activities. During the three-month periods ended May 31, 2016 and 2015, the Company spent approximately $23,000 and $11,000, respectively, on capital expenditures.

Net cash provided by financing activities. Cash used in financing activities during the three month period ended May 31, 2016 increased to approximately $20,000, compared to approximately $500 during the comparable prior period. This was a result of the addition of a capital lease, causing capital lease repayments to increase to $2,700 during the three month period ended May 31, 2016 compared to $500 during the three month period ended May 31, 2015. Additionally, the Company repurchased 30,000 shares of common stock at a cost of $17,400 during the three months ended May 31, 2016, with no comparable transactions during the three months ended May 31, 2015.

As of May 31, 2016, the Company had $747,846 in cash, $299,156 in accounts receivable and a backlog of $34,000 in unshipped product. Additionally, the Company has developed an innovative new concept of a world filter product to sell in the world where quality drinking water is not available. Both the bottle and cap will to be sourced locally to make the finished product competitive in the international market. The Company initiated these foreign sales plans subsequent to year-end with the appointment of its first international exclusive sales agent. Accordingly, management believes that over the next twelve months, sufficient working capital and liquidity will be obtained from revenues to sustain operations.  The TAM Trust has also committed to providing up to $500,000 in additional funding, if required.

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

The Company believes that the estimates, assumptions and judgments involved in the accounting policies described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of its most recent fiscal 2016 Annual Report on Form 10-K/A have the greatest potential impact on its consolidated financial statements, so it considers these to be its critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates the Company uses in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for inventory reserves and stock-based compensation. These policies require that the Company make estimates in the preparation of its consolidated financial statements as of a given date.

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There were no material changes to the Company's critical accounting policies or estimates during the three-month period ended May 31, 2016.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern—Disclosures of Uncertainties about an entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides new guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company will adopt ASU 2014-15 at its current fiscal year-end on February 28, 2017. The requirements of ASU 2014-15 are not expected to have a significant impact on the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this standard.

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company's present or future consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer each have concluded that an aggregation of control deficiencies in the Company's "tone at the top" was manifested in three areas described below and have concluded that our disclosure controls and procedures were ineffective.. The control environment is the responsibility of senior management, and sets the tone of our organization, influences the control consciousness of employees, and is the foundation for the other components of internal control over financial reporting. Although each area described below involved its own deficiencies, a significant contributory factor to all of our deficiencies aggregating to the material weakness was the Company's lack of appropriate "tone at the top" set by certain senior members of management.

1.  Lack of oversight for the segregation of duties in the conduct of the co-management by the President, Mr. James Place, and the CEO, Mr. Carl Palmer. The remedy to this situation is to better define the duties of each party. The Company has also instituted a whistleblower policy using Mr. Place, the President and CFO, as a focal point for employee reporting.
.
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

3.  The Board did not have information required to review and approve or disapprove inventory and fixed asset purchases facilitated by two related parties during the fiscal year ended February 29, 2016. As a result, relevant information was not provided to the financial accounting and reporting function on a timely basis. The could have caused – but in this case did not cause – a failure to ensure that appropriate financial reporting of the transactions was made in all material respects in a timely manner. For the fiscal year ended February 29, 2016 and through May 31, 2016, required disclosures about these purchases from related parties were included in the accompanying condensed consolidated financial statements.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As of May 31, 2016, we know of no legal proceedings pending or threatened, or judgments entered against the Company or any of our directors or officers in their capacity as such.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our fiscal 2016 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 16, 2016.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended May 31, 2016, 250,000 shares of restricted stock were issued by the Company to an employee.

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
Seychelle Environmental Technologies, Inc.

Date: July 15, 2016	By:	/s/ Carl Palmer
Carl Palmer Director, Chief Executive Officer

Date: July 15, 2016	By:	/s/ Jim Place
Jim Place Director, President and Chief Financial Officer