Form 10-Q
period 2016-08-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2016-10-14
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending August 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission File No. 0-29373

Seychelle Environmental Technologies, Inc.
(Exact Name of registrant as specified in its charter)

Nevada	33-0836954
(State or other jurisdiction Of incorporation)	(IRS Employer File Number)

22 Journey
Aliso Viejo, California	92656
(Address of principal executive offices)	(zip code)

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

The number of shares outstanding of the Registrant's common stock, as of October 13, 2016 was 26,640,313.

References in this document to "us," "we," or "Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiaries.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	August 31, 2016	February 29, 2016
ASSETS
Current assets:
Cash and cash equivalents	$387,601	$2,062,873
Accounts receivable, net of allowance for doubtful accounts and sales returns
of $22,200 and $125,800, respectively	435,751	224,235
Related party receivables	44,704	39,575
Inventory, net	2,607,847	2,511,458
Prepaid expenses, deposits and other current assets	181,095	115,440
Total current assets	3,656,998	4,953,581

Property and equipment, net	201,051	222,926
Intangible assets, net	50,383	51,343
Deferred tax assets	999,348	613,716
Other assets	81,312	15,651

Total assets	$4,989,092	$5,857,217

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$229,312	$415,226
Income taxes payable	157,145	317,145
Customer deposits	5,855	28,219
Capital lease obligations, current portion	4,690	9,390
Total current liabilities	397,002	769,980

Long-term liabilities:
Capital lease obligations, net of current	17,002	19,439
Total liabilities	414,004	789,419

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 26,640,313 and 26,390,313 issued and outstanding at August 31, 2016 and February 29, 2016, respectively	26,641	26,391

Additional paid-in capital	8,944,368	8,827,118
Accumulated deficit	(4,366,241)	(3,773,431)
Less Treasury Stock at Cost	(29,680)	(12,280)
Total stockholders' equity	4,575,088	5,067,798

Total liabilities and stockholders' equity	$4,989,092	$5,857,217

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended August 31,
	2016	2015
Sales	$728,232	$2,724,829
Cost of sales	358,432	1,319,711
Gross profit	369,800	1,405,118
Operating expenses
Selling, general, and administrative	608,121	602,371
Depreciation and amortization	20,779	20,395
Total operating expenses	628,900	622,766
Income (loss) from operations	(259,100)	782,352
Other income (expense)
Interest income	8	39
Interest expense	(388)	(133)
Other income (expense)	10,452	537
Total other income (expense)	10,072	443
Income (loss) before income tax benefit (expense)	(249,028)	782,795
Income tax benefit (expense)	100,562	(267,718)
Net income (loss)	$(148,466)	$515,077
BASIC INCOME (LOSS) PER SHARE	$(0.01)	$0.02
DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$0.02
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,640,313	26,144,531
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,640,313	28,464,562

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended August 31,
	2016	2015
Sales	$1,627,368	$5,072,012
Cost of sales	946,917	2,387,741
Gross profit	680,451	2,684,271
Operating expenses
Selling, general, and administrative	1,621,034	1,154,287
Depreciation and amortization	42,830	30,107
Total operating expenses	1,663,864	1,184,394
Income (loss) from operations	(983,413)	1,499,877
Other income (expense)
Interest income	15	228
Interest expense	(1,002)	(292)
Other income	12,231	771
Total other income	11,244	707
Income (loss) before income tax benefit (expense)	(972,169)	1,500,584
Income tax benefit (expense)	379,358	(513,009)
Net income (loss)	$(592,811)	$987,575
BASIC INCOME (LOSS) PER SHARE	$(0.02)	$0.04
DILUTED INCOME (LOSS) PER SHARE	$(0.02)	$0.04
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,610,421	26,023,362
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,610,421	27,917,424

 See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended August 31,
	2016	2015

OPERATING ACTIVITIES:
Net (loss) income	$(592,811)	$987,575
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	42,830	30,107
Loss on disposal of assets	5,587	-
Stock-based compensation	117,500	217,698
Provision for doubtful accounts	(103,652)	-
Deferred income tax expense (benefit)	(385,632)	513,009
Changes in operating assets and liabilities:
Increase in accounts receivable	(107,864)	(152,534)
Increase in related party receivables	(5,129)	(9,806)
Increase in inventory	(96,389)	(742,779)
(Increase) decrease in prepaid expenses, deposits and other assets	(131,314)	19,748
Decrease in accounts payable and accrued expenses	(185,914)	(47,689)
Decrease in accrued legal and settlement fees	-	(532,103)
Decrease in Income taxes payable	(160,000)	-
Decrease in customer deposits	(22,364)	(73,276)

Net Cash Provided By (Used In) Operating Activities	(1,625,152)	209,950

INVESTING ACTIVITIES:
Purchase of property and equipment	(25,582)	(34,953)
Net Cash Used In Investing Activities	(25,582)	(34,953)

FINANCING ACTIVITIES:
Repayment of capital lease obligations	(7,138)	(1,967)
Repurchase of Common Stock	(17,400)	-
Net Cash Used in Financing Activities	(24,538)	(1,967)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,675,272)	173,030

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,062,873	1,514,534

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$387,601	$1,687,564

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment under capital leases	$-	$26,000
Cash paid for:
Interest	1,002	292
Income taxes	$160,000	$-

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

August 31, 2016

NOTE 1:    CONDENSED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended February 29, 2016.  The results of operations for the periods ended August 31, 2016 and 2015 are not necessarily indicative of the operating results for the full fiscal years.

The summary of significant accounting policies of the Company is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these condensed consolidated financial statements and the February 29, 2016 consolidated financials included in the 10-K/A filed on June 16, 2016.

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

NOTE 2:    MANAGEMENT'S PLAN AND LIQUIDITY

Our largest customer ceased placing orders in February 2016. There were no sales to this customer during the six month period ended August 31, 2016 and the likelihood of this customer continuing to purchase our product in the future is remote.  The loss of business from this customer has had a materially adverse effect on our revenues in the short term and may continue to have a materially adverse effect on our revenues in the long term if these revenues are not replaced by new products and other existing or new customers.

As of August 31, 2016, the Company had $387,601 in cash and cash equivalents, $435,751 in accounts receivable, working capital of $3,259,996 and a backlog of $51,756 in unshipped product. Additionally, the Company has developed an innovative new concept of a world filter product to sell in the world where quality drinking water is not available. Under this initiative, both the bottle and cap will to be sourced locally in each country to make the finished product competitive in the international market. The Company initiated these foreign sales plans during the six months ended August 31, 2016 with the appointment of its first international exclusive sales agent. Accordingly, management believes that over the next twelve months, sufficient working capital and liquidity will be obtained from sales to existing and new customers, in addition to debt and other capital sources as required to fund operations.  The TAM Trust ("TAM"), the Company's major stockholder, has also verbally committed to provide up to $500,000 in additional funding as a line of credit to Seychelle, if required but is not legally obligated to do so.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

August 31, 2016

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

The denominator for diluted income (loss) per share for the period ended August 31, 2016 did not include warrants as they would have been anti-dilutive. For the three and six month periods ended August 31, 2016,  6,407,221 warrants  were excluded from the denominator for diluted net income (loss) per share.

	For the six months ended
	August 31,
	2016	2015
Numerator:
Net income (loss) available to common shareholders	$(592,811)	$987,575
Weighted average shares – basic	26,610,421	26,023,362
Net income (loss) per share – basic	$(0.02)	$0.04

Dilutive effect of common stock equivalents:
Warrants	-	1,894,062
Weighted average shares – diluted	26,610,421	27,917,424
Net income (loss) per share – diluted	$(0.02)	$0.04

	For the three months ended
	August 31,
	2016	2015
Numerator:
Net income (loss) available to common shareholders	$(148,466)	$515,077
Weighted average shares – basic	26,640,313	26,144,531
Net income (loss) per share – basic	$(0.01)	$0.02

Dilutive effect of common stock equivalents:
Warrants	-	2,320,031
Weighted average shares – diluted	26,640,313	28,464,562
Net income (loss) per share – diluted	$(0.01)	$0.02

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

August 31, 2016

NOTE 4:   COMMON STOCK AND WARRANTS

Common Stock

During the six month period ended August 31, 2016, 250,000 shares of fully vested restricted common stock were issued by the Company to an employee.  The shares were valued at the closing price of the Company's common stock at date of grant for a total expense of $117,500.

During the six month period ended August 31, 2015, 115,000 shares of restricted common stock were issued to employees and officers of the Company. Additionally, 100,000, 20,000, and 10,000 shares of restricted common stock were issued to TAM, vendors, and TAM's trustee, respectively. All such shares were fully vested upon issuance. The value recorded in the accompanying condensed consolidated financial statements was based on the estimated fair value of the stock on the date of the grant and aggregated $83,000.

Warrants

The Company had previously granted warrants to selected members of management and determined the estimated value of warrants granted using the Black-Scholes option pricing model. The warrants became fully vested during the year ended February 29, 2016.  The amount of the expense charged to operations for these warrants was $0 and $67,200 for the three months ended August 31, 2016 and 2015, respectively.  The amount of expense charged to operations for these warrants was $0 and $134,200 for the six months ended August 31, 2016 and 2015, respectively.

A summary of warrant activity for the six months ended August 31, 2016 is as follows:

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price
Outstanding at February 29, 2016	6,407,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	-	0.21
Outstanding at August 31, 2016	6,407,221	0.21
Vested at August 31, 2015	6,407,221	0.21
Exercisable at August 31, 2015	6,407,221	0.21

The following table summarizes significant ranges of outstanding warrants as of August 31, 2016:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Outstanding	Price
$0.21	6,407,221	4.29	$0.21	6,407,221	$0.21

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

August 31, 2016

NOTE 5:    INVENTORY

The Company's inventory consisted of the following at August 31, 2016 and February 29, 2016:
	August 31, 2016	February 29, 2016
Raw materials	$1,973,974	$1,084,782
Finished goods	673,873	1,466,676
	2,647,847	2,551,458
Reserve for obsolete and slow moving inventory	(40,000)	(40,000)
	$2,607,847	$2,511,458

NOTE 6:    CONCENTRATIONS

Sales to one customer accounted for 27% and 35% of sales for the three and six month periods ended August 31, 2016, respectively. Accounts receivable from three customers amounted to $290,720 or approximately 63% of accounts receivable as of August 31, 2016.

Sales to two customers accounted for 61% and 66%, respectively, of sales for the three and six month periods ended August 31, 2015. Accounts receivable from these two customers amounted to $166,861 or approximately 37% of accounts receivable as of August 31, 2015. Two other customers amounted to $194,500 or approximately 43% of accounts receivable as of August 31, 2015.

NOTE 7:    INCOME TAXES

For the three and six month periods ended August 31, 2016, the Company  incurred tax net operating losses ("NOL's") approximating $249,000 and $972,000, respectively.  Such NOL's result in deferred tax assets of approximately $386,000 at August 31, 2016. Additionally, deferred tax assets at August 31, 2016 consists of stock compensation and temporary differences related to certain accrued expenses resulting in total deferred tax assets of approximately $999,000.

In assessing the realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. At August 31, 2016, management determined that a deferred tax asset valuation allowance was not necessary due to the Company's profitability in recent years. Management will continue to evaluate the need for a deferred tax asset valuation allowance going forward each reporting period.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

August 31, 2016

 NOTE 8:    RELATED PARTY TRANSACTIONS

During the three month periods ended August 31, 2016 and 2015, the Company incurred consulting fees to related parties in the amounts of $25,000 and $25,000, respectively. During the six month periods ended August 31, 2016 and 2015, the Company incurred consulting fees to related parties in the amounts of $25,000 and $75,000, respectively. These fees were related to TAM, in which Cari Beck, is the trustee and current Board member, as well as a daughter of Carl Palmer, an officer and Board member. These amounts are included as a component of selling, general and administrative expenses on the condensed consolidated statements of operations. All amounts due to TAM had been paid in full as of August 31, 2016 and 2015.

During the three month periods ended August 31, 2016 and 2015, TAM purchased, on behalf of the Company, $12,350 and $208,000, respectively, of raw materials from a vendor with which it already had a business relationship. During the six month periods ended August 31, 2016 and 2015, TAM purchased, on behalf of the Company, $20,090 and $393,000, respectively, of raw materials, and paid $0 and $3,500, respectively, for related tooling to a vendor with which it already had a business relationship.

The Company utilizes the services of an individual, who is a related party, to source materials and provide the manufacturing of component parts with third-party vendors in China. For the six months ended August 31, 2016 and 2015, purchases facilitated through the related party accounted for approximately 34% and 30%, respectively, of total raw material purchases.

As of August 31, 2016 and February 29, 2016, the Company had receivables from employees of approximately $45,000 and $40,000. These amounts are being repaid through direct payroll withdrawals.

TAM has also verbally committed to provide up to $500,000 in funding as a line of credit on behalf of Seychelle, if required, but is not legally obligated to do so.

 NOTE 9:  COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated on three operating leases at August 31, 2016: two in San Juan Capistrano, California (as previously reported in the Company's Form 10-K/A filed with the Securities and Exchange Commission for the year ended February 29, 2016) and one (new) in Aliso Viejo, California. The Company moved its corporate headquarters from San Juan Capistrano to Aliso Viejo during August 2016 and combined its corporate offices with warehouse and production space, which were previously in separate locations. The Company has sub-leased its prior office space location to a third party in connection with the move, and is attempting to sub-lease the remaining San Juan Capistrano location to other third parties.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

August 31, 2016

NOTE 9:  COMMITMENTS AND CONTINGENCIES (continued)

The sub-lease was effective September 1, 2016, provides the Company with $6,505 per month, and expires July 31, 2017.

The Company's Aliso Viejo lease was effective August 1, 2016, requires monthly payments of $19,446, with graduated annual increases, and expires in July 2021.

Litigation

On September 26, 2016, the Company was served with a complaint by a former employee alleging breach of contract.  The Company believes the case is without merit and intends to vigorously defend itself in this matter. No outcome can be determined at this time.

NOTE 10: SUBSEQUENT EVENTS

On October 7, 2016, Mr. James Place, Director, President, Treasurer and CFO, resigned from the Board of Directors and the Company.  There were no disagreements between the Company and Mr. Place. Also on October 7, 2016, Mr. Carl Palmer became the President and Chief Financial Officer, as well as retaining the title of Chief Executive Officer. Ms. Cari Beck became the Treasurer as well as retaining the title of Secretary and Director.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") as of and for the three and six month periods ended August 31, 2016 and 2015. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended February 29, 2016.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control.

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

Our principal business address is 22 Journey, Aliso Viejo, California 92656. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summarized historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three and six month periods ended August 31, 2016 and 2015 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three month period ended August 31, 2016 compared to the corresponding period in 2015

			Period over
	2016	2015	Period change	%

Sales	$728,232	$2,724,829	(1,996,597)	(73%)
Cost of sales	358,432	1,319,711	(961,279)	(73%)
Gross profit	369,800	1,405,118	(1,035,318)	(74%)
Gross profit %	51%	52%	-	-
Selling general and administrative expenses	608,121	602,371	5,750	1%
Depreciation and amortization expense	20,779	20,395	384	2%
Other income	10,072	443	9,629	2174%
Income (loss) before income tax benefit (expense)	(249,028)	782,795	(1,031,823)	(132%)
Income tax benefit (expense)	100,562	(267,718)	368,280	138%
Net income (loss)	(148,466)	515,077	(663,543)	(129%)

Sales. The decrease in sales to approximately $728,000 during the three months ended August 31, 2016 from approximately $2.7 million during the three months ended August 31, 2015 (73%) is primarily due to our largest customer ceasing ordering in February 2016. There were no sales to this customer during the three month period ended August 31, 2016 and the likelihood of this customer continuing to purchase our product in the future is remote.  The loss of business from this customer has had a materially adverse effect on our revenues in the short term and may continue to have a materially adverse effect on our revenues in the long term if these revenues are not replaced by new products and other existing or new customers.

While the Company has experienced decreased sales and anticipates lower total sales in the current fiscal year, the Company has developed an innovative new concept of a world filter product to sell worldwide where quality drinking water is not available.  Both the bottle and the cap will be sourced locally to make the finished product competitive in the international market.  The Company initiated these foreign sales plans during the three months ended August 31, 2016 with the appointment of its first international sales agent in Sri Lanka.  In addition to this appointment, we have identified sales agents for India, South Korea and the Philippines and are pursuing other contacts to dramatically expand this effort to expand our customer base.  Accordingly, management believes that over the remainder of the fiscal year, sufficient working capital and liquidity will be obtained from revenues to sustain operations.  Management believes that sales will increase from the current quarter with the launch of this world filter product.

Cost of sales and gross profit percentage. As a percentage of sales, the gross profit margin during the three months ended August 31, 2016 decreased slightly to 51% from 52%. Variations such as this occur routinely based on product mix.

Selling, general and administrative expenses. These expenses remained relatively consistent period over period, increasing by approximately $6,000, or 1%, during the period ended August 31, 2016, compared to the same period in the prior year. The Company's management expects selling, general and administrative expenses to decrease during the remainder of the current fiscal year.

Depreciation and amortization expense.  Depreciation and amortization expense was relatively flat from period to period, but the slight increase is due to additional computer equipment purchased during the period ended August 31, 2016.

Income tax expense (benefit).  The Company recorded income tax benefit of approximately $101,000 due to the pretax loss of approximately $249,000 during the three months ended August 31, 2016, compared to an income tax expense of approximately $268,000 related  to  pretax income of approximately $783,000 during the three month period ended August 31, 2015. The Company has a net deferred tax asset at August 31, 2016 of approximately $999,000, and management believes no valuation allowance is needed at this time.

Net income (loss). Net loss for the three month period ended August 31, 2016 was approximately $148,000 compared to net income for the three month period ended August 31, 2015 of approximately $515,000.   This was primarily due to the decrease of approximately $2.0 million in sales (73%) and the loss of our largest customer as noted above. We remain focused on the primary factors affecting our bottom line and look to continue to improve the Company's profitability in the upcoming periods during fiscal 2017.

Six month period ended August 31, 2016 compared to the corresponding period in 2015

			Period over
	2016	2015	Period change	%

Sales	$1,627,368	$5,072,012	(3,444,644)	(68%)
Cost of sales	946,917	2,387,741	(1,440,824)	(60%)
Gross profit	680,451	2,684,271	(2,003,820)	(75%)
Gross profit %	42%	53%
Selling general and administrative expenses	1,621,034	1,154,287	466,747	41%
Depreciation and amortization expense	42,830	30,107	12,723	42%
Other income (expense)	11,244	707	10,537	1490%
Income (loss) before income tax benefit (expense)	(972,169)	1,500,584	(2,472,753)	(165%)
Income tax benefit (expense)	379,358	(513,009)	892,367	(175%)
Net income (loss)	(592,811)	987,575	(1,580,386)	(160%)

Sales. The decrease in sales to approximately $1.6 million during the six months ended August 31, 2016 from approximately $5.1 million during the six months ended August 31, 2015 (68%) is primarily due to the loss of our largest customer as noted above.

As noted above, while the Company has experienced decreased sales and anticipates lower total sales in the current fiscal year, the Company has developed an innovative new concept of a world filter product to sell in the world where quality drinking water is not available. Both the bottle and the cap will be sourced locally to make the finished product competitive in the international market. The Company initiated these foreign sales plans during the six months ended August 31, 2016 with the appointment of its first international sales agent in Sri Lanka. In addition to this appointment, we have identified sales agents for India, South Korea, the Philippines, the Caribbean, South America, and Europe. We are pursuing other contacts to dramatically expand this effort to expand our customer base. Accordingly, management believes that over the remainder of the fiscal year, sufficient working capital and liquidity will be obtained from revenues to sustain operations. Management believes that sales will increase from the current quarter with the launch of this world filter product and some new domestic initiatives involving our new pH20 product through the balance of the fiscal year and beyond.

Cost of sales and gross profit percentage. As a percentage of sales, the gross profit margin during the six months ended August 31, 2016 decreased to 42% from 53% as compared to the comparable period of the previous year. The largest decrease to our sales was directly related to the launch of our aforementioned pH2O product line. During the six months ended August 31, 2016, we were selling this product with strict minimum order quantities that allowed us to achieve greater profit margins, averaging 68% during the six months ended August 31, 2015. As competition for home and portable pH products increased, we introduced lower priced pH products and also began selling below previously established minimum order quantities. As a result, profit margins on the pH products decreased, averaging 47% during the six months ended August 31, 2016. The remaining product mix sold during the six months ended August 31, 2016, resulted in a lower gross margin.  The product mix and timing of significant sales is always a significant factor in the resulting profit margins reported.  The Company expects to market its new world filter product at a 50% gross margin, and therefore believes that the average gross margin percentages overall will remain at approximately 45% in the foreseeable future.

Selling, general and administrative expenses. These expenses increased by approximately $467,000, or 41%, during the six months ended August 31, 2016 compared to the same period in the prior year. The increase was largely a direct result of the increase in legal and personnel costs incurred in a restructuring of the Company's management and Board of Directors that occurred during the six months ended August 31, 2016.   We expect to incur selling, general and administrative expenses of approximately $600,000 per quarter for the remainder of the fiscal year.

Depreciation and amortization expense.  During the six months ended August 31, 2016 changed by approximately $13,000 compared to the depreciation for the six months ended August 31, 2015.

Income tax expense (benefit).  The Company recorded an income tax benefit of approximately $379,000 due to pretax loss of approximately $978,000 compared to an income tax expense of approximately $513,000 due to the pretax income of approximately $1,501,000 during the six month period ended August 31, 2015. The Company has a net deferred tax asset at August 31, 2016 of approximately $999,000, and management believes no valuation allowance is needed at this time.

Net income (loss). Net loss for the six month period ended August 31, 2016 was approximately $593,000 compared to net income of approximately $988,000 for the six month period ended August 31, 2015. This was primarily due to a decrease of approximately $3.4 million in sales (68%), related to our largest customer matter noted above. We remain focused on the primary factors affecting our bottom line and look to continue to improve the Company's profitability in the upcoming periods during fiscal 2017 as noted previously in both the sales and cost of sales/gross profit percentage sections.

Liquidity and Capital Resources

Net cash provided operating activities. During the six-month period ended August 31, 2016, cash used in operating activities was approximately $1,625,000, compared to cash provided of approximately $210,000 in the same period during 2015. This was primarily the result of our net loss of approximately $592,000, increase in accounts receivable of approximately $108,000, purchasing $96,000 in inventory, paying approximately $131,000 in prepaid expenses, deposits and other current assets, paying down approximately $186,000 in accounts payable, and the payment of $160,000 in income taxes. Additionally, there was a non-cash increase to the Company's deferred tax asset due to the current period's net loss of approximately $386,000.

This was offset by the add-back of non-cash expenses depreciation and amortization, the net of which was approximately $43,000.

Net cash used in investing activities. During the six month period ended August 31, 2016, the Company spent approximately $26,000 on capital expenditures.  In comparable period of the prior year, the Company spent approximately $35,000 on capital expenditures.

Net cash provided by financing activities. Cash used in financing activities during the six month period ended August 31, 2016 approximately $25,000 compared to approximately $2,000 during the comparable period. This was a result of the addition of a new capital lease. Additionally, the Company repurchased 30,000 shares of common stock at a cost of $17,400 during the six months ended August 31, 2016, with no comparable transactions during the six months ended August 31, 2015.

As of August 31, 2016, the Company had approximately $388,000 in cash and cash equivalents, approximately $436,000 in accounts receivable, working capital of approximately $3,260,000 and a backlog of approximately $52,000 in unshipped product. Additionally, the Company has developed an innovative new concept of a world filter product to sell in the world where quality drinking water is not available. Both the bottle and cap will to be sourced locally to make the finished product competitive in the international market. The Company initiated these foreign sales plans during the six months ended August 31, 2016 with the appointment of its first international exclusive sales agent. Accordingly, management believes that over the next twelve months, sufficient working capital and liquidity will be obtained from sales to existing and new customers to sustain operations.  The TAM Trust ("TAM"), the Company's major stockholder, has also committed to providing up to $500,000 in additional funding, if required.

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

 Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There were no material changes to the Company's critical accounting policies or estimates during the six-month period ended August 31, 2016.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer  has concluded that an aggregation of control deficiencies as more fully discussed in the Company's Form 10-K/A for the year ended February 29, 2016 filed with the Securities and Exchange Commission have been addressed and remedied. However, as a result of the changes in internal control noted below, we have concluded that the Company has a material weakness resulting from inadequate segregation of duties in the accounting and financial reporting functions.  Therefore, we have concluded that our disclosure controls and procedures are not effective.

As of the date of this Form 10Q, we made changes in our internal control over financial reporting by combining the functions of Chief Executive Officer and the Chief Financial Officer with one person and having our staff controller report directly to that person. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during our most recent fiscal three months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report by the Company's independent registered public accounting firm regarding internal control over financial reporting as we are not subject to this requirement.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On September 26, 2016, the Company was served with a complaint by a former employee alleging breach of contract in a case titled Josh Proffit vs. Seychelle Environmental Technologies, Inc., et, al., brought in the Superior Court for the State of California, Orange County District.  The Company believes the case is without merit and intends to vigorously defend itself in this matter. No outcome can be determined at this time.

ITEM 1A. RISK FACTORS

THE OWNERSHIP AND INVESTMENT IN OUR SECURITIES INVOLVES SUBSTANTIAL RISKS. OUR COMMON SHARES SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THESE RISKS RELATING TO OUR COMPANY

We Were Profitable for Our Most Recent Fiscal Year End and in Six of Our Seven Most Recent Fiscal Years. However, We Were Not Profitable In Our Most Recent Fiscal Quarter. We Cannot Guarantee That We Will Ever Continue to Conduct Profitable Operations.

We recorded a net loss of $148,466 for our most recent fiscal quarter. We also recorded net income and positive cash flows from operations for the most recent fiscal year ending February 29, 2016. We had the following net income (loss) for the years ending:

Net Income (Loss)
February 29, 2016	$1,032,941
February 28, 2015	$(1,405,909)
February 28, 2014	$506,797
February 28, 2013	$635,883
February 29, 2012	$197,986
February 28, 2011	$1,711,790
February 28, 2010	$562,930

While we believe that we have had a successful operating history, we cannot guarantee that we will ever continue to be profitable.  If we do not continue to be profitable, we may go out of business, and an investor could lose his entire investment.

We Have a Significant Dependence on a Few Customers.

Sales to one customer accounted for 27% and 35% of sales for the three and six month periods ended August 31, 2016, respectively. Accounts receivable from three customers amounted to $290,720 or approximately 63% of accounts receivable as of August 31, 2016.

Sales to two customers accounted for 61% and 66%, respectively, of sales for the three and six month periods ended August 31, 2015. Accounts receivable from these two customers amounted to $166,861 or approximately 37% of accounts receivable as of August 31, 2015. Two other customers amounted to $194,500 or approximately 43% of accounts receivable as of August 31, 2015.

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

Our Success as an Organization Depends, in Large Part, Upon Our Ability to Protect Our Intellectual Property Rights.

A successful challenge to the ownership of our technology could materially damage our business prospects. We rely principally on trade secrets as well as trade secret laws, two patents, five trademarks, copyrights, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have two U.S. patents issued and a license on one patent. As these patents expire in 2016 and 2017, respectively, we cannot at this time estimate the financial impact of the expiration of these patents.  Any issued patent may be challenged and invalidated. Patents may not be issued from any of our future applications. Any claims allowed from existing or future pending patents may not be of sufficient scope or strength to provide significant protection for our products. Patents may not be issued in all countries where our products can be sold so as to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our patents or the patents that we license.

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

Our Success is Dependent Upon the Decision Making of Our Directors and Executive Officers.

Our directors and executive officers have made a full commitment to our business. The loss of any or all of these individuals, particularly Mr. Carl Palmer, would have a materially adverse impact on our operations because we have no succession plan for any of them. We will depend on our senior executive officers, particularly Mr. Carl Palmer, as well as other key personnel.  If Mr. Palmer or any key employee decides to terminate his employment with us, this termination could delay the commercialization of our products or prevent us from sustaining our profitability. Competition for qualified employees is intense among companies in our industry and the loss of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the expansion of our activities, could hinder our ability to successfully develop and maintain marketable products.

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

We Recently Have Noted the Existence of A Material Weakness. If We Fail in Maintaining Effective Internal Control Over Financial Reporting, The Price of Our Common Stock May be Adversely Affected.

As of the date of this Form 10Q, we made changes in our internal control over financial reporting by combining the functions of Chief Executive Officer and the Chief Financial Officer with one person and having our staff controller report directly to that person. As a result, the Company has concluded that, with this present organization, the Company has a material weakness resulting from inadequate segregation of duties in the accounting and financial reporting functions. We are required to establish and maintain appropriate internal control over financial reporting.  Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosure regarding our business, financial condition or results of operations.  In addition, our future assessments of internal control over financial reporting may identify additional weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.  Any material weaknesses that needs to be addressed in management's assessment of our internal control over financial reporting or in the report on the effectiveness of our internal controls by our independent registered public accounting firm, when, and if, applicable, may have an adverse impact of our common stock.

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

As a result, management's attention may be diverted from other business concerns, which could harm our business, operating results and financial condition.  These efforts also involve substantial costs

We May be Impacted By the Implementation of Regulatory Requirements as a Result of the Passage of the Dodd-Frank Act.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended August 31, 2016, 250,000 shares of restricted stock were issued by the Company to an employee.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

On October 7, 2016, Mr. James Place, Director, President, Treasurer and CFO, resigned from the Board of Directors and the Company.  There are no disagreements between the Company and Mr. Place. Also on October 7, 2016, Mr. Carl Palmer became the President and Chief Financial Officer, as well as retaining the title of Chief Executive Officer and Director. Ms. Cari Beck became the Treasurer well as retaining the title of Secretary and Director.

 ITEM 6.  EXHIBITS

Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.ss.1350 Section 906 of the Sarbanes-Oxley Act of 2002)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

 Reports on Form 8-K

Three reports were filed under cover of Form 8-K for the fiscal quarter ended August 31, 2016 regarding Seychelle's financial operations (July 18, 2016); the election of two new directors (August 10, 2016); and the change of Seychelle's independent CPA's (August 31, 2016).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Seychelle Environmental Technologies, Inc.

Date: October 14, 2016	By:	/s/ Carl Palmer
Carl Palmer Director, Chief Executive Officer and Chief Financial Officer