Form 10-Q
period 2016-11-30
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2017-01-17
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending November 30, 2016

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

The number of shares outstanding of the Registrant's common stock, as of November 30, 2016 was 26,574,313.

References in this document to "us," "we," or "Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiaries.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	November 30, 2016	February 29, 2016

ASSETS
Current assets:
Cash and cash equivalents	$493,463	$2,062,873
Accounts receivable, net of allowance for doubtful accounts	859,737	224,235
Related party receivables	27,350	39,575
Inventory, net	1,991,536	2,511,458
Prepaid expenses, deposits and other current assets	131,928	115,440
Total current assets	3,504,014	4,953,581

Property and equipment, net	181,323	222,926
Intangible assets, net	50,290	51,343
Deferred tax assets	1,005,201	613,716
Other assets	84,812	15,651

Total assets	$4,825,640	$5,857,217

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$315,310	$415,226
Customer deposits	134,181	28,219
Income taxes payable	64,731	317,145
Capital lease obligations, current portion	4,802	9,390
Total current liabilities	519,024	769,980

Long-term liabilities:
Capital lease obligations, net of current	15,758	19,439
Total liabilities	534,782	789,419

Commitments and contingencies (note 8)

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 26,574,313 and 26,390,313 issued at November 30, 2016 and February 29, 2016, respectively	26,641	26,391
Additional paid-in capital	8,944,368	8,827,118
Accumulated deficit	(4,650,471)	(3,773,431)
Less Treasury Stock at Cost	(29,680)	(12,280)
Total Stockholder's Equity	4,290,858	5,067,798

Total liabilities and stockholders' equity	$4,825,640	$5,857,217

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended November 30,
	2016	2015
Sales	$1,257,844	$3,246,064
Cost of sales	1,003,395	1,696,850
Gross profit	254,449	1,549,214
Operating expenses
Selling, general, and administrative expenses	493,286	651,839
Legal expenses	29,743	308,494
Depreciation and amortization	19,821	23,280
Total operating expenses	542,850	983,613
Income (loss) from operations	(288,401)	565,601
Other income (expense)
Interest income	7	9
Interest expense	(621)	(304)
Other expense	(1,068)	(1,533)
Total other income (expense)	(1,682)	(1,828)
Income (loss) before income tax benefit (provision)	(290,083)	563,773
Income tax benefit (provision)	5,853	(192,811)
Net income (loss)	$(284,230)	$370,962
BASIC INCOME (LOSS) PER SHARE	$(0.01)	$0.01
DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$0.01
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	26,372,003
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	29,630,705

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended November 30,
	2016	2015
Sales	$2,885,212	$8,318,076
Cost of sales	1,950,312	4,084,591
Gross profit	934,900	4,233,485
Operating expenses
Selling, general, and administrative expenses	1,831,211	1,771,355
Legal expenses	312,852	344,078
Depreciation and amortization	62,651	52,574
Total operating expenses	2,206,714	2,168,007
Income (loss) from operations	(1,271,814)	2,065,478
Other income (expense)
Interest income	23	237
Interest expense	(1,624)	(437)
Other income	11,163	(921)
Total other income	9,562	(1,121)
Income (loss) before income tax benefit (provision)	(1,262,252)	2,064,357
Income tax benefit (provision)	385,211	(705,820)
Net income (loss)	$(877,041)	$1,358,537
BASIC INCOME (LOSS) PER SHARE	$(0.03)	$0.05
DILUTED INCOME (LOSS) PER SHARE	$(0.03)	$0.05
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	26,139,612
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	28,779,718

 See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended November 30,
	2016	2015

OPERATING ACTIVITIES:
Net income (loss)	$(877,041)	$1,358,537
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	62,651	52,574
Loss on Disposal of Assets	5,586	-
Stock-based compensation	117,500	358,497
Provision for doubtful accounts	(103,652)	-
Deferred income tax expense (benefit)	(391,485)	428,620
Changes in operating assets and liabilities:
Increase in accounts receivable	(531,850)	(553,798)
(Increase) decrease in related party receivables	12,225	(22,404)
(Increase) decrease in inventory	519,922	(922,132)
(Increase) decrease in prepaid expenses, deposits and other assets	(85,647)	13,868
(Decrease) increase in accounts payable and accrued expenses	(99,916)	81,334
Decrease in accrued legal and settlement fees	-	(532,103)
(Decrease) Increase in income taxes payable	(252,414)	277,200
(Decrease) increase in customer deposits	105,962	(106,308)

Net Cash Provided By (Used In) Operating Activities	(1,518,159)	433,885

INVESTING ACTIVITIES:
Purchase of property and equipment	(25,582)	(66,191)
Net Cash Used In Investing Activities	(25,582)	(66,191)

FINANCING ACTIVITIES:
Purchase of treasury stock	(17,400)	(12,280)
Repayment of capital lease obligations	(8,269)	(3,596)
Net Cash Used in Financing Activities	(25,669)	(15,876)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,569,410)	351,818

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,062,873	1,514,534

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$493,463	$1,866,352

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment under capital leases	$-	$26,000
Cash paid for:
Interest	$1,624	$437
Income taxes	$252,414	$-

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1:    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 29, 2016.  The results of operations for the periods ended November 30, 2016 and 2015 are not necessarily indicative of the operating results for the full fiscal years.

The summary of significant accounting policies of the Company is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these condensed consolidated financial statements and the February 29, 2016 consolidated financials included in the Form 10-K filed on June 16, 2016.

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

	For the nine months ended
	November 30,
	2016	2015
Numerator:
Net income (loss) available to common shareholders	$(877,041)	$1,358,537
Weighted average shares – basic	26,574,313	26,139,612
Net income (loss) per share – basic	$(0.03)	$0.05

Dilutive effect of common stock equivalents:
Warrants	-	2,640,106
Weighted average shares – diluted	26,574,313	28,779,718
Net income (loss) per share – diluted	$(0.03)	$0.05

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 2:    INCOME (LOSS) PER SHARE (continued)

	For the three months ended
	November 30,
	2016	2015
Numerator:
Net income (loss) available to common shareholders	$(284,230)	$370,962
Weighted average shares – basic	26,574,313	26,372,003
Net income (loss) per share – basic	$(0.01)	$0.01

Dilutive effect of common stock equivalents:
Warrants	-	3,258,701
Weighted average shares – diluted	26,574,313	29,630,705
Net income (loss) per share – diluted	$(0.01)	$0.01

NOTE 3:   COMMON STOCK AND STOCK PURCHASE WARRANTS

Common Stock

During the nine month period ended November 30, 2016, 250,000 shares of fully vested restricted common stock were issued by the Company to an employee.  The shares were valued at the closing price of the Company's common stock at the date of the grant for a total expense of $117,500.

No common shares were issued during the three and nine month period ended November 30, 2016. During the three month period ended November 30, 2015, 120,000 shares of restricted common stock were issued to employees and officers of the Company. Additionally, 100,000 and 10,000 shares of restricted common stock were issued to TAM Irrevocable Trust ("TAM") for consulting services and to vendors, respectively. During the nine month period ended November 30, 2015, 235,000 shares of restricted common stock were issued to employees and officers of the Company. Additionally, during this period, 200,000, 30,000, and 10,000 shares of restricted common stock were issued to TAM, vendors, and TAM's trustee, respectively. The shares were fully vested upon issuance. The value recorded in the accompanying condensed consolidated financial statements was based on the estimated fair value of the stock on the date of the grant and aggregated $73,600 and $156,600 for the three and nine month periods ended November 30, 2015, respectively.

During the three months ended May 31, 2016 and November 30, 2015, the Company repurchased 30,000 and 36,000 shares of common stock respectively, at a cost of $17,400 and $12,280 respectively. These repurchases have been recorded as treasury stock and reflected as  reductions of stockholders' equity on the accompanying condensed consolidated balance sheets.

Warrants

The Company has previously granted warrants to selected members of management and determined the estimated value of warrants granted using the Black-Scholes option pricing model. The warrants became fully vested during the year ended February 29, 2016.  The amount of the expense charged to operations for warrants was $67,200 and $201,400 for the three and nine month periods ended November 30, 2015, respectively.  There was no charge during the three or nine months ended November 30, 2016.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 3:   COMMON STOCK AND STOCK PURCHASE WARRANTS (continued)

A summary of warrant activity for the nine months ended November 30, 2016 is as follows:

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price
Outstanding at February 29, 2016	6,407,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	-	0.21
Outstanding at November 30, 2016	6,407,221	0.21
Vested at November 30, 2016	6,407,221	0.21
Exercisable at November 30, 2016	6,407,221	0.21

The following table summarizes significant ranges of outstanding warrants as of November 30, 2016:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Outstanding	Price
$0.21	6,407,221	4.29	$0.21	6,407,221	$0.21

NOTE 4:    INVENTORY

The Company's inventory consisted of the following at November 30, 2016 and February 29, 2016:
	November 30, 2016	February 29, 2016
Raw materials	$1,332,713	$1,084,782
Finished goods	698,823	1,466,676
	2,031,536	2,551,458
Reserve for obsolete and slow moving inventory	(40,000)	(40,000)
	$1,991,536	$2,511,458

 NOTE 5:    INCOME TAXES

For the three and nine  month periods ended November 30, 2016, the Company  incurred tax net operating losses ("NOL's") approximating $284,000 and $877,000, respectively.  Such NOL's result in deferred tax assets of approximately $385,000 at November 30, 2016. Additionally, deferred tax assets at November 30, 2016 consists of stock compensation and temporary differences related to certain accrued expenses resulting in total deferred tax assets of approximately $1,005,000.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 5:    INCOME TAXES (continued)
In assessing the realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. At November 30, 2016, management determined that a deferred tax asset valuation allowance was not necessary due to the Company's profitability in recent years. Management will continue to evaluate the need for a deferred tax asset valuation allowance going forward each reporting period.

NOTE 6:    CONCENTRATIONS

Sales to one customer accounted for 38% and 37%, respectively, of sales for the three and nine month period ended November 30, 2016. Accounts receivable from this customer amounted to $518,242 or 59% of accounts receivable as of November 30, 2016.

Sales to two customers accounted for 61% and 64%, respectively, of sales for the three and nine month period ended November 30, 2015. Accounts receivable from these two customers amounted to $702,797 or 84% of accounts receivable as of November 30, 2015.

NOTE 7:    RELATED PARTY TRANSACTIONS

During the three month periods ended November 30, 2016 and 2015, payments totaling $12,350 and $37,500, respectively, and during the nine month periods ended November 30, 2016 and 2015, payments totaling $49,090 and $112,500 respectively, were made to TAM Irrevocable Trust ("TAM") for consulting services, in which Cari Beck, is a trustee, as well as a Director of the Company and the daughter of the Company's CEO, Founder and President.

During the three month periods ended November 30, 2016 and 2015, TAM purchased, on behalf of the Company, $61,884 and $185,000 respectively, of raw materials, respectively, from a vendor with which it already had a business relationship.   During the nine month periods ended November 30, 2016 and 2015, TAM purchased, on behalf of the Company, $86,734 and $393,000, respectively, of raw materials, and paid $0 and  $3,500, respectively, for related tooling to a vendor with which it already had a business relationship.

As of November 30, 2016 and February 29, 2016, the Company had receivables from employees of $27,350 and $39,575. These amounts are being repaid through direct payroll withdrawals.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 8:  COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated on three operating leases at November 30, 2016: two in San Juan Capistrano, California (as previously reported in the Company's Form 10-K/A filed with the Securities and Exchange Commission for the year ended February 29, 2016) and one (new) in Aliso Viejo, California. The Company moved its corporate headquarters from San Juan Capistrano to Aliso Viejo during August 2016 and combined its corporate offices with warehouse and production space, which were previously in separate locations. The Company has sub-leased its prior office space location to a third party in connection with the move, and is attempting to sub-lease the remaining San Juan Capistrano location to other third parties.

The sub-lease was effective September 1, 2016, provides the Company with rental income of $6,505 per month, and expires July 31, 2017.

The Company's Aliso Viejo lease was effective August 1, 2016, requires monthly payments of $19,446, with graduated annual increases, and expires in July 2021.

Litigation

The Company may be, from time to time, involved in legal proceedings in the normal course of business. The Company is not involved in any litigation or legal proceedings as of November 30, 2016, which would be deemed material except as described below:

On September 26, 2016, the Company was served with a complaint by a former employee alleging breach of contract.  The Company believes the case is without merit and intends to vigorously defend itself in this matter. No outcome or range of loss can be determined at this time.

NOTE 9: SUBSEQUENT EVENTS

There are no subsequent events to report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") as of and for the three and nine month periods ended November 30, 2016 and 2015. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2016 and the condensed consolidated financial statements included herein.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control.

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

(6)	the Company is subject to the risks of conducting business internationally; and

(7)
the industries in which the Company operates are highly competitive. Additional risks and uncertainties are outlined in the Company's filings with the Securities and Exchange Commission, including its most recent fiscal 2016 Annual Report on Form 10-K.

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

Our principal business address is 22 Journey, Aliso Viejo, CA 92656. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summarized historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three and nine month periods ended November 30, 2016 and 2015 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three month period ended November 30, 2016 compared to the corresponding period in 2015

			Period over
	2016	2015	Period change	%

Sales	$1,257,844	$3,246,064	(1,988,220)	-61%
Cost of sales	1,003,395	1,696,850	(693,455)	-41%
Gross profit	254,449	1,549,214	(1,294,765)	-84%
Gross profit %	20%	48%
Selling general and administrative expenses	493,286	651,839	(158,553)	-24%
Legal expenses	29,743	308,494	(278,751)	90%
Depreciation and amortization expense	19,821	23,280	(3,459)	-15%
Total other income (expense)	(1,682)	(1,828)	146	8%
Income (loss) before income tax benefit (expense)	(290,083)	563,773	(853,856)	-151%
Income tax benefit (expense)	5,853	(192,811)	198,664	-103%

Net income (loss)	(284,230)	370,962	(655,192)	-177%

Sales. The decrease in sales to $1.3 million during the three months ended November 30, 2016 from $3.2 million during the three months ended November 30, 2015 decrease of 61% is primarily due to our largest customer ceasing ordering in February 2016. There were no sales to this customer during the three month period ended November 30, 2016 and the likelihood of this customer continuing to purchase our product in the future is remote.  The loss of business from this customer has had a material adverse effect on our revenues in the short term and may continue to have a material adverse effect on our revenues in the long term if these revenues are not replaced by expanded sales to existing or new customers.

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

Cost of sales and gross profit percentage.  As a percentage of sales, the gross profit margin during the three months ended November 30, 2016 decreased to 20% from 48% as compared to the comparable period of the previous year. Such variations are the result of changes in on product mix and additional overhead charged in the three months ended November 30, 2016 due to lower sales and inventory levels compared to the prior year.

Selling, general and administrative expenses. These expenses decreased by $158,553, or 24%, during the period ended November 30, 2016 compared to the same period in the prior year. The Company's management expects selling, general and administrative expenses to increase during the remainder of the current fiscal year  because we plan to hire additional production employees to handle increases in sales.

Depreciation and amortization expense.  Depreciation and amortization expense was relatively flat from period to period.

Income tax expense (benefit).  The Company recorded income tax benefit of $5,853 during the three month period ended November 30, 2016, due to pretax loss of $290,083. The Company recorded income tax expense of $192,811 due to the pretax income of $563,773 during the three month period ended November 30, 2015.

Net income (loss). Net loss for the three month period ended November 30, 2016 was $284,230 compared to net income for the three month period ended November 30, 2015 was $370,962.

Nine month period ended November 30, 2016 compared to the corresponding period in 2015

			Period over
	2016	2015	Period change	%

Sales	$2,885,212	$8,318,076	(5,432,864)	-65%
Cost of sales	1,950,312	4,084,591	(2,134,279)	-52%
Gross profit	934,900	4,233,485	(3,298,585)	-78%
Gross profit %	32%	51%
Selling general and administrative expenses	1,831,211	1,771,355	59,856	3%
Legal expenses	312,852	344,078	(31,226)	-9%
Depreciation and amortization expense	62,651	52,574	10,077	19%
Total other income (expense)	9,562	(1,121)	10,683	953%
Income (loss) before income tax benefit (expense)	(1,262,252)	2,064,357	(3,326,609)	-161%
Income tax benefit (expense)	385,211	(705,820)	1,091,031	-155%

Net income (loss)	(877,041)	1,358,537	(2,235,578)	-165%

Sales. The decrease in sales to $2.9 million during the nine months ended November 30, 2016 compared to $8.3 million during the nine months ended November 30, 2015, a decrease of 65% is primarily due to our largest customer ceasing ordering in February 2016. There were no sales to this customer during the nine month period ended November 30, 2016 and the likelihood of this customer continuing to purchase our product in the future is remote.  The loss of business from this customer has had a material adverse effect on our revenues in the short term and may continue to have a material adverse effect on our revenues in the long term if these revenues are not replaced by expanded sales to existing or new customers.

While the Company has experienced decreased sales and anticipates lower total sales in the current fiscal year, the Company has developed an innovative new concept of a world filter product to sell worldwide where quality drinking water is not available.  Both the bottle and the cap will be sourced locally to make the finished product competitive in the international market.  The Company initiated these foreign sales plans during the three months ended August 31, 2016 with the appointment of its first international sales agent in Sri Lanka.  In addition to this appointment, we have identified sales agents for India, South Korea and the Philippines and are pursuing other contacts to dramatically expand this effort to expand our customer base.  Accordingly, management believes that over the remainder of the fiscal year, sufficient working capital and liquidity will be obtained from revenues to sustain operations

Cost of sales and gross profit percentage. As a percentage of sales, the gross profit margin during the nine months ended November 30, 2016 decreased to 32% from 51% as compared to the comparable period of the previous year. Such variations are the result of changes in on product mix and additional overhead charged in the nine months ended November 30, 2016 due to lower sales and inventory levels compared to the prior year.

Selling, general and administrative expenses.  These expenses increased by $59,856 or 3% during the nine months ended November 30, 2016 compared to the same period in the prior year. The Company's management expects selling, general and administrative expenses to increase during the remainder of the current fiscal year because we plan to hire additional production employees to handle increases in sales.

Depreciation and amortization expense.  Depreciation and amortization expense increased by $10,077 during the nine month period November 30, 2016 compared to period ended November 30, 2015.

Income tax expense (benefit).  The Company recorded an income tax $385,211 during the nine month period ended November 30, 2016 due to pretax loss of $1,262,252compared to provision of $705,820 due to the pretax income of $2,064,357 during the nine month period ended November 30, 2015.

Net income (loss). Net loss of $877,041 for the nine month period ended November 30, 2016 compared to net income for the nine month period ended November 30, 2015 was $1,358,537.  This was primarily due to the decrease in sales of approximately $5.4 million during the nine month period ended November 30, 2016.

Liquidity and Capital Resources

Net cash provided operating activities. During the nine month period ended November 30, 2016 cash used in operating activities was $1,518,159 compared to during the nine month period ended November 30, 2015, cash provided by operating activities was $433,885, primarily as the result of the net loss reported for the period of $877,041.

Net cash used in investing activities. During the nine month period ended November 30, 2016, the Company spent $25,582 on capital expenditures.

Net cash provided by financing activities. Cash used in financing activities totaled $25,669 during the nine month period ended November 30, 2016 which consisted of $17,400 of common stock repurchased and repayments of capital lease obligations in the amount of $8,269.

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

Recent Accounting Pronouncements
 On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which is effective for public entities for annual reporting periods beginning after December 15, 2017. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in fiscal year 2019.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer  has concluded that the Company has a material weakness resulting from inadequate segregation of duties in the accounting and financial reporting functions because we combined the functions of Chief Executive Officer and the Chief Financial Officer with one person and require our staff controller to report directly to that person. Therefore, we have concluded that our disclosure controls and procedures are not effective.

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

Otherwise, the Company is not involved in any litigation or legal proceedings as of November 30, 2016, which would be deemed material.

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

We recorded a net loss of $284,230 for our most recent fiscal quarter. We also recorded net income and positive cash flows from operations for the most recent fiscal year ending February 29, 2016. We had the following net income (loss) for the years ending:

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

We Have a Significant Dependence on a Few Customers.

Sales to one customer accounted for 38% and 37% of sales for the three and nine month periods ended November 30, 2016, respectively. Accounts receivable from one customer amounted to $518,242 or approximately 59% of accounts receivable as of November 30, 2016.

Sales to two customers accounted for 61% and 64%, respectively, of sales for the three and nine month periods ended November 30, 2015. Accounts receivable from these two customers amounted to $702,797 or approximately 84% of accounts receivable as of November 30, 2015.

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

Our most significant customer in fiscal 2016 appears to have ceased to purchase our products. The loss of business from this customer has had a materially adverse effect on our revenues in the short term and in the long term if these revenues are not replaced by new products and other existing or new customers.

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

Our Success as an Organization Depends, in Large Part, Upon Our Ability to Protect Our Intellectual Property Rights.

A successful challenge to the ownership of our technology could materially damage our business prospects. We rely principally on trade secrets as well as trade secret laws, two patents, five trademarks, copyrights, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have two U.S. patents issued and a license on one patent. As one of these patents expired in 2016 and the other will expire in 2017, respectively, we cannot at this time estimate the financial impact of the expiration of these patents.  Any issued patent may be challenged and invalidated. Patents may not be issued from any of our future applications. Any claims allowed from existing or future pending patents may not be of sufficient scope or strength to provide significant protection for our products. Patents may not be issued in all countries where our products can be sold so as to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our patents or the patents that we license.

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

None

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

Seychelle Environmental Technologies, Inc.

Date: January 17, 2017	By:	/s/ Carl Palmer
Carl Palmer Director, Chief Executive Officer and Chief Financial Officer