Form 10-K
period 2017-02-28
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2017-06-14
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2017

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months or such shorter period that the registrant was required to submit and post such files.  Yes [X]  No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act   [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) : Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock, as of June 12, 2017 was 26,574,313.

The aggregate market value of the voting stock of the Registrant held by non-affiliates as of August 31, 2016 was approximately $1,886,303.

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

PART I

ITEM 1. BUSINESS

History of Seychelle

We are a Nevada corporation. Our principal corporate office address is 22 Journey, Aliso Viejo, California 92656. Our telephone number at this address is 949-234-1999.

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

Business of Seychelle

General

Seychelle designs, assembles and distributes unique, state-of-the-art ionic adsorption micron filters specifically for portable filter devices that remove up to 99.99% of all pollutants and contaminants found in any fresh water source as well as increase the alkalinity of the water up a pH level of 9.5. Seychelle water filtration products address a worldwide problem of access to clean drinking water and makes available low-cost, effective filtration products that will meet the need for safe, great tasting, and high quality drinking water.

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

Business Plan

The management of Seychelle has substantial experience in developing improvements and innovations in the field of bottled water, reverse osmosis, ultra filtration and filter technology. As a result, our products can deliver up to 2 micron absolute filtration for pennies per gallon, with pressure as low as 2 pounds per square inch (PSI). Further, our point of difference filtration systems removes up to 99.99% of pollutants and contaminants most commonly found in fresh drinking water supplies in the five major areas of concern as follows:

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

Principal Products or Services and Their Markets

Current Products

Seychelle has a varied line of portable filter bottles for people on the go. The current products include: Flip-Top and Pull Top bottles, Canteens, Water Pitchers, Pure Water Pump, Stainless Steel bottles, In-Line Filter, Pure Water Bag, Pump N' Pure, Pure Water Pouch and   Pure Water Straws.  They include regular, standard or advanced filters (for virus and bacteria control up to 99.99% reduction). Sizes are from 20 ounces to 42 ounces, and provide up to 150 gallons of pure drinking water from any fresh water source; running or stagnant (such as rivers, lakes, ponds and streams).

New Products

Product design is a constant focus and all products are reviewed annually.

Manufacturing

The Company has determined that the production and assembly of some of our product components in China and Mexico through the use of third-party contract manufacturers at a lower cost than in the U.S. will still maintain equivalent quality standards.  However, our proprietary filter will continue to be manufactured in the U.S.  The assembly of all our products is completed at our facility in Aliso Viejo, California.

Sales Channels

Sales channels pursued include: retail, missionaries, multi-level marketing, international, OEM and joint ventures. Several distributors sell the Company's portable water filtration products to customers in specific distribution channels; including: retail, multi-national corporations, foundations and sports.

Raw Materials

Seychelle's filters include powdered, activated coconut and other media as components in the porous plastic ionic filter. To date, we believe there is an adequate availability of material for all of our products. We do not expect this situation to change in the near future.

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

Currently, the majority of our sales are to customers in the U.S.  For the year ended February 28, 2017, we had three U.S. based customers that accounted for 53% of our total sales.  For the year ended February 29, 2016, we had three customers that accounted for 76% of our total sales.

Backlog

As of February 28, 2017, and February 29, 2016, we had a backlog of approximately $465,000 and $217,000 in unshipped orders.

Employees

As of February 28, 2017, we had a President and two (2) executive employees managing the Company with five(5) administrative employees supporting that effort.  In assembly, operations and warehousing we had twenty-six (26) full-time employees and one (1) part-time employee.

As of February 29, 2016, we had a President and two (2) executive employees managing the Company with seven (7) administrative employees supporting that effort.  In assembly, operations and warehousing we had thirty-three (33) full-time employees and one (1) part-time employees working to fill orders.

Proprietary Information and Technology

We previously held two patents, which have expired. The first patent was for the portable water filtration system with the filter cap assembly, Patent # 5,914,045. The second patent, Patent #6,058,971, was for a quick connect diverter valve.  We cannot at this time estimate the financial impact of the expiration of these patents to Seychelle. We currently hold no patents.

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

Research and Development

We did not spend a significant amount for research and development activities during the fiscal year ended February 28, 2017.

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

We Have Been Profitable for Six of Our Eight Most Recent Fiscal Years. However, We Cannot Guarantee That We Will Continue to Conduct Profitable Operations. We were not profitable for our most recent fiscal year.

We recorded a net loss and negative cash flows from operations for the most recent fiscal year ending February 28, 2017. We had the following (loss) income for the years ending:

Net Income (Loss)
February 28, 2017	$(2,147,224)
February 29, 2016	$1,032,941
February 28, 2015	$(1,405,909)
February 28, 2014	$506,797
February 28, 2013	$635,883
February 29, 2012	$197,986
February 28, 2011	$1,711,790
February 28, 2010	$562,930

While we believe that we have had a successful operating history, we cannot guarantee that we will continue to be profitable.  If we do not continue to be profitable, we may go out of business, and an investor could lose their entire investment.

We Have a Significant Dependence on a Few Customers.

During the fiscal year ended February 28, 2017, the Company had three customers who accounted for approximately 36%, 9% and 8% (or 53%) of total sales during the fiscal year ended February 28, 2017.   As of February 29, 2016, the Company had three customers who accounted for approximately 34%, 28% and 14% (or 76% total) of total sales during the fiscal year ended February 29, 2016. One of those customers accounted for approximately 68% of net accounts receivable as of February 28, 2017.  As of February 29, 2016, one of those customers accounted for approximately 22% of net accounts receivable. Management believes that if future revenues from its significant customers decline, those revenues can be replaced through the sales to other customers.  However, there can be no assurance that this will occur, which could result in an adverse effect on the Company's financial condition or results of operations in the future.

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

Our Success as an Organization Depends, in Large Part, Upon Our Ability to Protect Our Intellectual Property Rights. While We Have Several Items of Intellectual Property, Our Two Patents Have Expired.

We hold trademarks and a tradename, but our two patents have expired.  We cannot at this time estimate the financial impact of the expiration of these patents to Seychelle. In general, vigorous protection and pursuit of intellectual property rights or positions characterize our industry, which has resulted in significant and often protracted and expensive litigation. Therefore, our competitors may assert that our technologies or products infringe on their patents or proprietary rights. Problems with patents or other rights could increase the cost of our products or delay or preclude new product development and commercialization by us. If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our technology license positions or to defend against infringement claims.

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

Our Board of Directors and the Majority of the Shares of the Company is Under the Complete Control of Mr. Carl Palmer.

The Board of Directors is now completely under the control of Mr. Carl Palmer. The current Board of Directors consists of Mr. Palmer, his daughter, Mrs. Cari Beck, her husband and Mr. Palmer's son-in-law, Mr. John Beck, Gary Hess and Jenevieve Fisher.

Further, as a result of his control of the majority of the shares of the Company and its Board of Directors, it must be assumed that all final decisions of the Company will ultimately be made solely by Mr. Palmer. The amount of outside input and advice which Mr. Palmer will utilize, including that from the two independent directors, can be expected to be entirely within his sole discretion.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require management's annual assessment of our internal control over financial reporting.  The standards that must be met for the management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.  We have incurred significant expenses and we devote resources to Section 404 compliance on an ongoing basis.  In the event that our Chief Executive Officer/Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react on how the market prices of our shares will be affected, however, we believe that there is a risk that investor confidence and share value may be negatively impacted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

A smaller reporting company is not required to provide the information in this Item.

ITEM 2. PROPERTIES

The Company is obligated on two operating leases at February 28, 2017: one in San Juan Capistrano, California and one (new) in Aliso Viejo, California.  The Company moved its corporate headquarters from San Juan Capistrano to Aliso Viejo during August 2016 and combined its corporate offices with warehouse and production space, which were previously in separate locations.  The Company has sub-leased its prior office space location to a third party in connection with the move

The sub-lease was effective September 1, 2016, provides the Company with rental income of $6,505 per month, and will expire the same day as the lease expires on July 31, 2017.

The Company's Aliso Viejo lease was effective August 1, 2016, requires monthly payments of $19,446, with graduated annual increases, and expires in July 2021.

We hold trademarks and a tradename, We previously held two patents which are now expired. We cannot at this time estimate the financial impact of the expiration of these patents to Seychelle. We currently hold no patents.

ITEM 3. LEGAL PROCEEDINGS

The Company may be, from time to time, involved in legal proceedings in the normal course of business.  The Company is not involved in any litigation or legal proceedings as of February 28, 2017 which would be deemed material except as described below:

On March 27, 2017, the Company received a Notice of Filing of Discrimination complaint in the Superior Court of California, County of Orange by a former employee.  The Company also received on June 5, 2017, a Request for Entry of Default filed to Superior Court of California, County of Orange by the same employee. We believe that the complaint is completely without merit and plan to vigorously contest the matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market or Markets

Our Common Stock began trading in 1997 on the OTC Bulletin Board ("OTCBB").  Since the consummation of trading our common stock, market makers and other dealers have provided bid and ask quotations of our Common Stock under the symbol "SYEV." We were de-listed from the OTCBB in 2002 and were traded on the "Pink Sheets" from December 2002 to March 11, 2008, when we were re-listed on the OTCBB. The table below represents the range of high and low bid quotations of our common stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent factual transactions.  As of June 12, 2017, the common stock had a closing price of $0.15 per share.

Fiscal Year 2017	High Bid	Low Bid

Quarter Ended:

First Quarter May 2016	$0.53	$0.51

Second Quarter August 2016	$0.20	$0.20

Third Quarter November 2016	$0.24	$0.24

Fourth Quarter February 2017	$0.17	$0.17

Fiscal Year 2016	High Bid	Low Bid

Quarter Ended:

First Quarter May 2015	$0.30	$0.19

Second Quarter August 2015	$0.53	$0.26

Third Quarter November 2015	$0.64	$0.27

Fourth Quarter February 2016	$0.59	$0.24

Approximate Number of Holders of Common Stock

As of February 28, 2017, there were approximately 353 shareholders of record of our common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries as of and for the fiscal years ended February 28, 2017 and February 29, 2016.  The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control.

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

Allowance for Doubtful Accounts and Sales Returns Reserves

The Company analyzes its current accounts receivable portfolio and sales returns in accordance with FASB Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. Estimates for potential uncollectible accounts receivable and sales returns are based on a variety of factors, the age of the receivable, historical payment patterns, and actual return experience of specific products or similar products. The Company also reviews its estimates for product returns based on expected return data communicated to us by customers and historical experience.  Management is able to make reasonable and reliable estimates of its allowance for doubtful accounts and product returns based on our history in this business.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern—Disclosures of Uncertainties about an entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides new guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company will adopt ASU 2014-15 as its current fiscal year-ended February 28, 2017.

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

Results of Operations

Our summary historical financial data is presented in the following table to aid you in your analysis.  You should read this data in conjunction with this section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this annual report.  The selected financial data below for the fiscal years ended February 28, 2017 and February 29, 2016 are derived from our consolidated financial statements included elsewhere in this annual report.

Fiscal year ended February 28, 2017 compared to the corresponding period in fiscal 2016.

Selected Financial Data

	Years Ended
	February 28,	February 29,		Percentage
	2017	2016	Difference	Change

Sales	$4,378,436	$10,910,067	$(6,531,631)	(60%)
Cost of sales	3,303,274	5,906,131	(2.602,857)	(44%)
Gross profit	1,075,162	5,003,936	(3,928,774)	(79%)
Gross profit percentage	25%	46%	60%

Selling, general and administrative expenses	2,408,641	2,476,994	(68,353)	(3%)
Impairment of intangible assets	50,000	100,000	(50,000)	(50%)
Legal Expenses	374,103	344,078	30,025	9%
Depreciation and amortization	86,365	85,419	946	1%

(Loss) income from operations	(1,843,947)	1,997,445	(3,841,392)	(192%)

Interest income	28	440	(412)	(94%)
Interest expense	(1,640)	(838)	(802)	96%
Other income (expense)	475	(4,707)	5,182	(110%)

Income (loss) before income taxes	(1,845,084)	1,992,340	(3,837,424)	(193%)
Income (loss) before income taxes percentage	(42%)	18%	59%

Provision for income taxes	(302,140)	(959,399)	657,259	(69%)
Net income (loss)	(2,147,224)	1,032,941	(3,180,165)	(308%)
Net income (loss) percentage	(49%)	9%	49%
Net income (loss) per share - basic and diluted	$(0.08)	$0.04

Net cash (used in) provided by operating activities	(1,276,232)	689,016
Net cash used in investing activities	(27,092)	(121,506)
Net cash used in financing activities	(27,438)	(19,171)

Sales.  During the year ended February 28, 2017 the decrease in sales of $6.5 million compared to the year ended February 29, 2016 or (60%), was primarily due to our largest customers ceasing ordering in February 2016.  There were no sales to this customer during the year ending February 28, 2017 and the likelihood of this customer purchasing our product in the future is remote.  The loss of business from this customer has had a material adverse effect on our revenues in the short term and may continue to have a material adverse effect on our revenues in the long term if these revenues are not replaced by expanded sales to existing or new customers.

Cost of sales and gross profit percentage.  The decrease in cost of sales is largely a direct result of the 60% decrease in sales for the year ended February 28, 2017 as compared to the year ended February 29, 2016.  Cost of sales decreased by only 44%, resulting in gross profit margin decreasing by 79% due partially to the lower volume of business to absorb the company's overhead costs.  Our profit margin will also fluctuate from time to time based on the product mix within sales.

Legal expenses.  We had no litigation or legal proceedings as of February 28, 2017.  On March 27, 2017, the Company received a Notice of Filing of Discrimination complaint in the Superior Court of California, County of Orange by a former employee.  The Company also received on June 5, 2017, a Request for Entry of Default filed to Superior Court of California, County of Orange by the same employee. We believe that the complaint is completely without merit and plan to vigorously contest the matter.

Impairment of intangible assets. The Company recorded an impairment charge of $50,000 the balance of purchased intellectual property from a related party for $150,000.

Selling, general and administrative. The selling, general and administrative expenses decreased $68,353, or (3%), from prior year. This decrease was primarily due to cost of employees, travel expenses, sales commission, gift-bonus expense and legal expenses

Interest income and expense. Interest income and expense was relatively consistent from year to year.

Other income and expense.  Other income and expense was relatively consistent from year to year.

Provision for income taxes.   In the fiscal year ended February 28, 2017 the company recorded an income tax provision of $302,140.  In fiscal year ended February 29, 2016, the Company recorded an income tax provision of approximately $959,000. As of February 29, 2016, the company had utilized all NOLs available for federal and state tax purposes, respectively.

Net Loss.  The net loss for the year ended February 28, 2017 $2,147,224 compared to the income for the year ended February 29, 2016 was $1,033,000 ($0.08 loss per basic share and $0.08 loss per diluted share).

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

The following table summarizes our significant contractual obligations on an undiscounted basis as of February 28, 2017 and the future periods in which such obligations are expected to be settled in cash or converted into the Company's common stock. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in footnotes, as referenced below:

	Total	Less Than 1 Year	1- 3 Years	3-5 Years	More Than 5 Years
Accounts payable and accrued liabilities	$476,415	$476,415	$-	$-	$-
Customer deposits	99,677	99,677	-	-	-
Capital lease	18,791	4,047	14,744	-	-
Other contractual commitments (1)	1,063,179	226,988	700,067	136,124	-
Total contractual obligations	$1,658,062	$807,127	$714,811	$136,124	$-

(1) Office lease commitments expiring July 2017 and July 2021 and equipment lease expiring in fiscal year 2020.

Liquidity and capital resources.

Net cash (used in) provided by operating activities. During the fiscal years ended February 28, 2017 the Company had cash used in operating activities of $1,276,232 compared to cash provided by operating activities of $689,000 in the comparable prior period. During the year ended February 28, 2017, the Company had a net loss of $2.15 million compared to year ended February 29, 2016, the Company had net income of $1.03 million.

Net cash used in investing activities. The $27,092 cash used in investment during the year ended February 28, 2017 was for the purchase of additional tooling and molding to increase production capacity and also for leasehold improvement. The $121,506 of cash used in investment activities during the year ended February 29, 2016 was for the purchase of additional tooling and molding to increase our production capacity, as well as an upgraded server and phone system for our corporate offices.

Net cash used in financing activities.  In fiscal 2017 and 2016, we repaid $10,038 and $6,891 in capital leases payable. In fiscal 2017, we also repurchased 30,000 shares of common stock for a cost of $17,400.

As of February 28, 2017, the Company has unrestricted cash of approximately $732,000 and a backlog of approximately $465,000 in orders to fill.

Capital expenditures.

We do not expect any major capital expenditures in fiscal 2017.  However, minor purchases of additional molds or tooling may be needed to expand our product line.  We will be able to fund these purchases from cash on hand and we will not require outside financing.

Employees.

As of February 28, 2017, we had a President and two (2) executive employees with five (5) administrative employees supporting that effort.  In assembly, operations and warehousing we had twenty-seven (27) full-time employees.

As of June 12, 2017, our employees consisted of a President and two (2) executive employees with five (5) administrative employees supporting that effort. In assembly, operations and warehousing we had eighteen (18) full-time employees and one (1) part time employee.

Any seasonal aspects

We have not experienced seasonal spikes in our sales as a result of our very limited retail store distribution and our sales are not subject to material seasonal fluctuation.

 Off-Balance Sheet Arrangements: None

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Seychelle Environmental Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Seychelle Environmental Technologies, Inc. and subsidiaries (the Company) as of February 28, 2017 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seychelle Environmental Technologies, Inc. and subsidiaries as of February 28, 2017, and the results of their operations and their cash flows for the year ended February 28, 2017 in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar Milner LLP

Newport Beach, California

June 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Seychelle Environmental Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Seychelle Environmental Technologies, Inc. and subsidiaries (the Company) as of February 29, 2016, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended February 29, 2016.  Seychelle Environmental Technologies, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seychelle Environmental Technologies, Inc. as of February 29, 2016, and the results of their operations and their cash flows for the year ended February 29, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ramirez Jimenez International CPAs

Irvine, California

June 14, 2017

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Balance Sheets

ASSETS
	February 28,	February 29,
	2017	2016
CURRENT ASSETS
Cash and cash equivalents	$732,112	$2,062,873
Accounts receivable, net of allowance for doubtful accounts and sales returns of $47,600 and $125,800, respectively	905,507	224,235
Related party receivable	27,200	39,575
Inventory, net	1,421,871	2,511,458
Deferred tax assets, net	-	62,145
Prepaid expenses, deposits and other current assets	282,560	115,440
Total current assets	3.369,250	5,015,726

PROPERTY AND EQUIPMENT, NET	164,997	222,926

OTHER ASSETS
Intangible assets, net	-	51,343
Deferred tax assets, net of current portion	-	551,571
Other assets	81,310	15,651

TOTAL ASSETS	$3,615,557	$5,857,217

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$476,415	$415,226

Income taxes payable	-	317,145
Customer deposits	99,677	28,219
Capital lease obligations, current portion	4,047	9,390
Total current liabilities	580,139	769,980

LONG-TERM LIABILITIES

Capital lease obligations, net of current portion	14,744	19,439
Total long-term liabilities	14,744	19,439

Total liabilities	594,883	789,419

Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY
Preferred stock, 6,000,000 shares authorized,
none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares
authorized, 26,640,313 and 26,390,313 shares
issued and outstanding, respectively	26,641	26,391
Additional paid-in capital	8,944,368	8,827,118
Accumulated deficit	(5,920,655)	(3,773,431)
Less treasury stock at cost 66,000 shares and 36,000 shares	(29,680)	(12,280)

Total stockholders' equity	3,020,674	5,067,798
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,615,557	$5,857,217

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Statements of Operations

	For the Year Ended
	February 28,	February 29,
	2017	2016

SALES	$4,378,436	$10,910,067
COST OF SALES	3,303,274	5,906,131
GROSS PROFIT	1,075,162	5,003,936

Selling, general and administrative expenses	2,414,225	2,419,576
Impairment of intangible assets (Note 5)	50,000	100,000
Legal expenses	374,103	401,496
Depreciation and amortization	80,781	85,419

Total operating expenses	2,919,109	3,006,491

(LOSS) INCOME FROM OPERATIONS	(1,843,947)	1,997,445

Interest income	28	440
Interest expense	(1,640)	(838)
Other income (expense)	475	(4,707)

Total other expense	(1,137)	(5,105)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(1,845,084)	1,992,340

Provision for income taxes	(302,140)	(959,399)

NET (LOSS) INCOME	$(2,147,224)	$1,032,941
NET (LOSS) INCOME PER SHARE
Basic	$(0.08)	$0.04
Diluted	$(0.08)	$0.04
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	26,574,313	26,210,545
Diluted	26,574,313	29,341,308

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity
For the Years Ended February 28, 2017 and February 29, 2016

					Additional
	Common Stock		Treasury Stock		Paid-In	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

Balance at February 28, 2015	25,913,646	$25,914	-	$-	$8,457,603	$(4,806,372)	$3,677,145

Stock-based compensation	476,667	477	-	-	369,515	-	369,992

Treasury stock at cost	-	-	36,000	(12,280)	-	-	(12,280)

Net income	-	-	-	-	-	1,032,941	1,032,941

Balance at February 29, 2016	26,390,313	$26,391	36,000	(12,280)	$8,827,118	$(3,773,431)	$5,067,798

Stock-based compensation	250,000	250	-	-	117,250	-	117,500
Treasury stock at cost	-	-	30,000	(17,400)	-	-	(17,400)
Net loss	-	-	-	-	-	(2,147,224)	(2,147,224)
Balance at February 28, 2017	26,640,313	$26,641	66,000	$(29,680)	$8,944,368	$(5,920,655)	$3,020,674

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	February 28, 2017	February 29, 2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,147,224)	$1,032,941
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	80,777	85,419
Loss on disposal of assets	5,587	2,568
Impairment of intangible assets	50,000	100,000
Stock-based compensation	117,500	369,992
(Recovery of) provision for doubtful accounts	(47,063)	112,400
Deferred tax	(468,282)	644,896
Increase in valuation allowance on deferred tax assets	1,081,998	(17,460)
Changes in operating assets and liabilities:
Accounts receivable	(634,209)	(52,512)
Related party receivable	12,375	(26,974)
Inventory	1,089,587	(1,501,967)
Prepaid expenses, deposits and other current assets	(232,779)	68,452
Accounts payable and accrued expenses	61,189	177,215
Accrued legal and settlement fees	-	(532,103)
Income taxes payable	(317,145)	317,145
Customer deposits	71,458	(90,996)

Net Cash (Used In) Provided by Operating Activities	(1,276,231)	689,016

CASH FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(27,092)	(121,506)

Net Cash Used in Investing Activities	(27,092)	(121,506)

CASH FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(17,400)	(12,280)
Repayment of capital lease obligations	(10,038)	(6,891)

Net Cash Used in Financing Activities	(27,438)	(19,171)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,330,761)	548,339
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,062,873	1,514,534

CASH AND CASH EQUIVALENTS AT END OF YEAR	$732,112	$2,062,873

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of equipment under capital leases	$-	$26,000
CASH PAID DURING THE YEAR FOR:
Interest	$1,640	$838
Income taxes	$237,295	$-

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

Management's Plan

As of February 28, 2017, the Company had $732,000 in cash and a backlog of $465,000 in unshipped product.

Seychelle has been continuing to develop innovative marketing and product concepts for water purification for the world.  The demand is expanding rapidly due to the health concerns caused by extensive contamination of drinking water by major industrial, agriculture and natural causes.  Seychelle continues to develop new technologies that remove contaminants such as lead, Chromium and others to create products for both here in the U.S. and also around the world to ensure safe drinking water.  With the growing interest for higher alkaline water, referred to as pH, Seychelle now includes a full line of products that meets these demands.

This year, Seychelle products have expanded its sales efforts in the following international markets; Mexico, Sri Lanka, Vietnam, South Korea, Australia, New Zealand, Japan and China to name a few.  It's our intention to expand our marketing activities more strongly to the international market and E-commerce.  In addition, Seychelle is managing cost in line with current revenue.

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory and servicing clients, and continued development and expansion of our products.  Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; the timing and amount of our operating expenses; the timing and costs of product service requirements; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and any new research and development programs; and changes in our strategy or our planned activities.

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company's consolidated financial statements.  The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States and have been consistently applied in the preparation of the consolidated financial statements herein as of and for the years ended February 28, 2017 and February 29, 2016.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts and sales returns, stock-based compensation, inventory reserves, impairment of property and equipment and intangible assets, and the deferred income tax valuation allowance. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits of $250,000.  The Company has not experienced any losses related to this concentration of risk. Deposits exceeded insured limits by approximately $482,000 as of February 28, 2017.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventory is comprised of raw materials and finished goods.  Raw materials consist of fittings, caps and other components necessary to assemble the Company's finished goods.  Finished goods consist of water bottles and other filtration systems that are available for shipment to customers.  Finished goods and work in process include the costs of materials, labor and an allocation of overhead.  Total overhead allocated to inventory as of February 28, 2017 and February 29, 2016 amounted to approximately $234,000 and $505,000 respectively.

At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence.  This evaluation includes an analysis of sales levels by product type.  Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory.  Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory.  The Company's reserve for excess and obsolete inventory amounted to approximately $416,000 and $40,000 as of February 28, 2017 and February 29, 2016 respectively.

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

Intangible Assets

Intangible assets include intellectual property and trademarks. All trademarks are capitalized and amortized over the economic useful lives using the straight-line method.  The Company assesses whether there has been a permanent impairment of the value of intangible assets by considering factors such as expected future product revenues, anticipated product demand and prospects, and other economic factors.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

The carrying value of long-lived assets, such as property and equipment and intangible assets, are evaluated when indicators of impairment are present. Impairment is assessed when the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company recorded an impairment charge for certain intangible assets in the amount of $50,000 for the year ended February 28, 2017.

Customer Deposits

Customer deposits represent advance payments received for products and are recognized as a liability.

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

Advertising

Advertising costs are expensed as incurred.  Total advertising expenses amounted to approximately $2,300 and $10,700 for the fiscal years ended February 28, 2017 and February 29, 2016, respectively, and recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

Research and Development

Research and development costs are expensed as incurred and amounted to approximately $1,200 and $2,000 for the fiscal years ended February 28, 2017 and February 29, 2016, respectively. These costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation
The Company follows FASB ASC Topic 718, Compensation – Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains services in share based payment transactions. ASC 718 requires entities to measure the cost of services received in exchange for equity instruments, including stock options and warrants, based on the grant date fair value of the award and to recognize it as compensation expense over the period services are to be provided, usually the vesting period.

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

The Company's fair value calculations for stock based compensation awards have been based on the following assumptions relates to year end February 29, 2016.

Expected life in years	7
Stock price volatility	244%
Risk free interest rate	2.9%
Expected dividends	None

The assumptions used in the Black-Scholes model referred to above are based upon the following data: (1) The expected life of the option or warrant is estimated by considering the contractual term, the vesting period and the expected exercise date. (2) The expected stock price volatility of the underlying shares over the expected life is based upon historical share price data. (3) The risk free interest rate is based on published U.S. Treasury Department interest rates for the expected life. (4) Expected dividends are based on historical dividend data and expected future dividend activity.

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

(Loss) Income Per Common Share

Basic net (loss) income  per common share is computed by dividing net (loss) income by the weighted average number of outstanding common shares during each of the periods presented. Diluted net income per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

During the years ended February 28, 2017 and February 29, 2016,  6,407,221 and 0 warrants, respectively, were excluded from diluted income (loss) per share as their inclusion would be anti-dilutive.

	For the year ended
	February 28,	February 29,
	2017	2016
Numerator:
Net (loss) income available to common shareholders	$(2,147,224)	$1,032,941
Weighted average shares – basic	26,574,313	26,210,545
Net (loss) income per share – basic	$(0.08)	$0.04

Dilutive effect of common stock equivalents:
Warrants	-	3,130,763
Weighted average shares – diluted	26,574,313	29,341,308
Net (loss) income per share – diluted	$(0.08)	$0.04

Concentrations

The Company utilizes the services of two individuals, one of which is a related party and one of which is third-party, in China to source materials and the manufacturing of component parts with third-party vendors in China. As of February 28, 2017 and February 29, 2016, the Company had deposits for inventory purchases in China of approximately $3,000 and $25,000, respectively.

For the year ended February 28, 2017 we had three customer that accounted for 36%, 9% and 8% (or 53%) of our total sales.  As of February 29, 2016, we had three customers that accounted for 34%, 28% and 14% (or 76% total) of our total sales.  As of February 29, 2017, one of these customers accounted for 68% of net accounts receivable.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern—Disclosures of Uncertainties about an entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides new guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company adopted ASU 2014-15 during the current fiscal year ended February 28, 2017.

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

NOTE 3:   INVENTORY

The Company's inventory consisted of the following at February 28, 2017 and February 29, 2016:

	February 28, 2017	February, 29 2016
Raw materials	$1,254,892	$1,084,782
Finished goods	582,876	1,466,676
	1,837,768	2,551,458
Reserve for obsolete and slow moving inventory	(415,897)	(40,000)
Net inventory	$1,421,871	$2,511,458

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 4:   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at February 28, 2017 and February 29, 2016:

	February 28,	February 29,
	2017	2016
Tooling	$380,529	$423,620
Equipment	60,268	71,972
Computer equipment	63,520	73,222
Leasehold equipment	-	17,804
	504,317	586,618
Less: accumulated depreciation and amortization	(339,320)	(363,692)
Total	$164,997	$222,926

Fixed assets outside the United States included approximately $330,000 and $318,000 in tooling and equipment, at cost, located in various third party locations which manufacture the Company's component parts at February 28, 2017 and February 29, 2016, respectively. Depreciation expense included in operating expense was $79,434 and $84,119 for the fiscal years ended February 28, 2017 and February 29, 2016, respectively.

NOTE 5:    INTANGIBLE ASSETS

The following is a summary of intangible assets at February 28, 2017 and February 29, 2016:

	February 28,	February 29,
	2017	2016
Intellectual property	$-	$50,000
Trademarks	24,100	24,100
Patents	22,560	22,560
	46,660	96,660
Less: accumulated amortization	(46,660)	(45,317)
Total	$-	$51,343

Intangible assets are amortized over their estimated useful economic lives of five years. Amortization expense related to intangibles was approximately $1,100 and $1,300 during the fiscal years ended February 28, 2017 and February 29, 2016, respectively.  During the year ended February 28, 2017, the Company identified that revenue related to the one specific product for this patent did not materialize and recorded an impairment charge in the amount of $50,000.

We previously held two patents, which have expired.  The first patent was for the portable water filtration system with the filter cap assembly.  The second patent was for a quick connect diverter valve.  We cannot at this time estimate the financial impact of the expiration of these patents to Seychelle.  We currently hold no patents.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 6:    CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under leases classified as capital leases. The leased equipment carried a cost of $26,000 and $50,295 as of February 28, 2017 and February 29, 2016, and is depreciated on a straight-line basis over 5 years. Total accumulated depreciation related to the leased equipment was $32,095 and $23,250 as of February 28, 2017 and February 29, 2016, respectively. Obligations outstanding as of February 28, 2017 and February 29, 2016 consisted of the following:

	February 28, 2017	February 29, 2016
Capital lease for equipment requiring monthly payments of principal and interest of $491 through October 2016 bearing interest at an annual rate of 7.5%	$-	$4,959
Capital lease for equipment requiring monthly payments of principal and Interest of $546 through August 2020 bearing interest at an annual rate of 9.5%	22,918	29,484
Total capital lease obligations, principal and interest	22,918	34,443
Less amount representing interest	(4,127)	(5,614)
Total capital lease obligations, principal	18,791	28,829
Less current portion	(4,047)	(9,390)
Long term portion	$14,744	$19,439

Future maturities of the capital lease obligation as of February 28, 2017 are:

Fiscal Year Ending
February 28,	Amount

2018	$4,267
2019	5,403
2020	5,938
2021	3,183
Total	$18,791

NOTE 7:   RELATED PARTY TRANSACTIONS

The Company paid consulting fees to the Company's primary shareholder (the TAM Irrevocable Trust (the TAM Trust), in which Cari Beck is the trustee and current Board member, as well as a daughter of Carl Palmer, an officer and Board member) totaling $37,350 and $138,000 during the years ended February 28, 2017 and February 29, 2016, respectively, which are included as a component of selling, general and administrative expenses on the consolidated statements of operations.

During the years ended February 28, 2017 and February 29, 2016, TAM Trust purchased, on behalf of the Company, $76,704 and $552,000, respectively, of raw materials from a vendor with which it already had a business relationship. During the year ended February 29, 2016, the Company reimbursed TAM for approximately $10,000 of business travel costs incurred on behalf of its CEO, Carl Palmer.

The Company paid commission to Carl Palmer's brother-in-law for sourcing raw materials with third-party vendors in China.  The Company paid approximately $18,000 and $44,000 in direct commissions to the related party during the fiscal years ended February 28, 2017 and February 29, 2016.

The Company had advanced amounts to employees of approximately $27,200 and $28,000 as of February 28, 2017 and February 29, 2016. These amounts are being repaid through direct payroll withdrawals.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 8:   EQUITY TRANSACTIONS

Restricted Stock Grants

During the year ended February 28, 2017 250,000 shares of fully vested restricted common stock were issued by the Company to an employee.  The shares were valued at the closing price of the Company's common stock at the date of the grant for a total expense of $117,500.  During the year ended February 29, 2016, 225,000 shares of restricted common stock were issued to employees and officers of the Company. Additionally, 200,000, 41,667, and 10,000 shares of restricted common stock were issued to TAM, vendors, and TAM's trustee, respectively. The shares were fully vested upon issuance. The value recorded in the accompanying consolidated financial statements was based on the estimated fair value of the stock on the date of the grant and aggregated $157,400 for year ended February 29, 2016.

During the year ended February 28, 2017 and February 29, 2016, the Company repurchased 30,000 and 36,000 shares of common stock respectively at a cost of $17,400 and $12,280 respectively.  These repurchases have been recorded as treasury stock and reflected as a reduction of stockholders' equity on the accompanying consolidated balance sheets.

Warrants

A summary of warrant activity for the fiscal years ended February 28, 2017 and February 29, 2016 is shown below.

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price

Outstanding at March 1, 2015	8,407,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	(2,000,000)	-
Outstanding at February 29, 2016	6,407,221	0.21
Granted	-	-
Exercised	-	-
Outstanding at February 28, 2017	6,407,221	0.21
Vested at February 28, 2017	6,407,221	0.21
Exercisable at February 28, 2017	6,407,221	0.21

The following table summarizes significant ranges of outstanding warrants as of February 28, 2017:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise	Number	Exercise
Exercise Price	Number	Life (Years)	Price	Outstanding	Price

$0.21	6,407,221	4.79	$0.21	6,407,221	$0.21

During the year ended February 29, 2016, 2,000,000 warrants were forfeited upon termination of employment of one employee.  The value of these warrants was fully amortized during the year ended February 29, 2016.

As of February 28, 2017 and February 29, 2016, the total outstanding warrants had an intrinsic value of $0 and $1,858,094, respectively.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 9:   INCOME TAXES

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended February 29, 2017:
U.S. federal	$(261,967)	501,492	239,525
State	(25,884)	88,498	62,614
Total income tax expense (benefit)	$(287,851)	589,990	302,139
Year ended February 28 2016:
U.S. federal	$256,530	548,162	804,692
State	57,973	96,734	154,708
Total income tax expense	$314,503	644,896	959,399

The income tax expense (benefit) differs from the expected amount of income tax expense (benefit) determined by applying a combined U.S. federal and state income tax rate of 40% to pretax income (loss) for the years ended February 28, 2017 and February 29, 2016 as follows:

	2017	2016
Expected tax (benefit) provision	$(627,328)	$815,617
State Income tax (benefit) provision	(105,566)	-
Other	(46,965)	113,067
Permanent differences	-	13,255
Change in valuation allowance	1,081,998	17,460
Income tax provision	$302,139	$959,399

Deferred tax assets are as follows:

	February 28,	February 29,
	2017	2016
Deferred tax assets:
NOL carryforwards	$379,326	$-
Depreciation	(80,545)	29,725
Reserves and accrued expenses	202,471	160,027
Stock compensation	645,673	564,626
Other	75,728	-
Valuation allowance	(1,222,653)	(140,655)
Net deferred tax assets	$-	$613,723

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 9:   INCOME TAXES (CONTINUED)

The valuation allowance for deferred tax assets as of February 28, 2017 and February 29, 2016 $1,222,653 and $140,655, respectively.  The net change in the total valuation allowance was an increase of $1,081,998 and $17,400 for the years ended February 28, 2017 and February 29, 2016, respectively. In assessing the realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment.  It was determined that it was more likely than not that a full valuation allowance was necessary as of February 28, 2017.

The Company includes interest and penalties, if any, arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of February 28, 2017 the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are fiscal years 2013 through 2016 for federal purposes and fiscal years 2012 through 2016 for state purposes.

NOTE 10:    COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement on one facility for its corporate offices, inventory and production at 22 Journey in Aliso Viejo, CA for a term of 5 years at a monthly rental of approximately $19,000, and such amounts are included in the table below. The Company sub leases its facility in San Juan Capistrano, CA.

Future minimum base lease payments net of sublease income are as follows:

Fiscal Year Ending
February 28,	Amount

2018	270,000
2019	245,000
2020	252,000
2021	259,000
Thereafter	109,000
Total	$1,135,000
Rent from SJC	(33,000)
Total	1,102,000

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 10:    COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Proceedings

The Company was not involved in any litigation or legal proceedings as of February 28, 2017.  On March 27, 2017, the Company received a Notice of Filing of Discrimination complaint in the Superior Court of California, County of Orange by a former employee.  The Company also received on June 5, 2017, a Request for Entry of Default filed to Superior Court of California, County of Orange by the same employee. The Company believes that the complaint is completely without merit and plans to vigorously contest the matter.

The Company has historically entered into licensing agreements with third-parties for product proprietary rights, patent and trademark ownership, and use of product name. In return, the Company agrees to pay licensing fees and/or royalties on sales of those products. During the years ended February 28, 2017 and February 29, 2016, the Company paid $12,500 and $12,000, respectively, in royalties and licensing fees related under these agreements.

NOTE 11:   GEOGRAPHIC AREAS

The Company sells its products throughout the United States and internationally. Geographic sales information for the fiscal years ended February 28, 2017 and February 29, 2016 is as follows:

	2017	2016
The United States	$4,099,466	$10,570,209
Asia	158	105,881
Greece	-	74,185
United Kingdom	14,944	47,141
New Zealand	91,971	39,816
Australia	50,615	33,973
Canada	38,971	21,660
Other countries	82,311	17,202
Total	$4,378,436	$10,910,067
_____________

(1)    Sales are based on the country of residence of the customer.

Long lived assets at February 28, 2017 are in the following geographic areas:

	United States	China	Total

Property and equipment, net	$75,909	$89,088	$164,997

Other assets	81,310	-	81,310

Total	$157,219	$89,088	$246,307

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 11:   GEOGRAPHIC AREAS (CONTINUED)

Long lived assets at February 29, 2016 are in the following geographic areas:

	United
	States	China	Total

Property and equipment, net	$96,210	$126,716	$222,926

Intangible assets	51,343	-	51,343

Other assets	15,651	-	15,651

Total	$163,204	$126,716	$289,920

NOTE 12:   SUBSEQUENT EVENTS

Management has evaluated events subsequent to February 28, 2017 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements. Based on its review, no material events were identified that require adjustment to the financial statements or additional disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
We did not have any disagreements on accounting and financial disclosures with our present independent registered public accounting firm during the reporting periods.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on the foregoing, our principal executive and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC's rules and forms.

Management's Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (US GAAP) and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●
provide reasonable assurance that the transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors;

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements;

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●
provide reasonable assurance that the transactions are recorded  as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of February 28, 2017.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at February 28, 2017:

(1)	lack of a functioning audit committee and lack of a majority of outside directors on the Company's Board of Directors capable to oversee the audit function;

(2)	inadequate segregation of duties due to limited number of personnel, which makes the reporting process susceptible to management override;

(3)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements;

(4)	ineffective controls over period end financial disclosure and reporting processes; and

Management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on the Company's financial reporting during the year ended February 28, 2017.

We are committed to improving our financial organization. As part of this commitment, we plan to prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Executive Officers as of June 12, 2017, their ages and positions held in the Company are as follows:

Carl Palmer	83	Chief Executive Officer ("CEO"), President, Chief Financial Officer and Director
Cari Beck	56	Secretary-Treasurer, HR Manager and Director
John Beck	59	Director
Gary Hess	56	Director
Jenevieve Fisher	46	Director

Our Directors have served and will serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. The officers serve at the discretion of our Directors. The Board of Directors as a whole serve as the audit committee.  The Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication.  Accordingly, our Board of Directors believes that each of its members has sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.Mr. Carl Palmer is the father and father-in-law of Ms. Cari Beck and Mr. John Beck, respectively. Ms. Cari Beck and Mr. John Beck are wife and husband.  Gary Hess and Jenevieve Fisher were elected as Board of Directors effective July 19, 2016.  None of the Directors have been involved in the types of litigation specified in Item 401d of Regulation S-B.

Biographies of Our Executive Officers and Directors

Carl Palmer. Mr. Palmer is the President, Chief Executive Officer (CEO), Chief Financial Officer (CFO) and a Director of the Company. He was the founder of our Company in 1998, innovator of the complete line of Seychelle water filtration products and primary spokesperson worldwide. He is an internationally recognized expert in the field for over 40 years and pioneered the development of the reverse osmosis (RO) home and office pure water business in the U.S. in the late 1970's. That company, Aq-Ro-Matic, was later sold to Coca-Cola in 1973. He developed the cellulose triacetate membrane, a breakthrough technological development in the industry and subsequently, created and sold pure water companies to Coca Cola Los Angeles as noted previously, AMF/Cuno in 1985 and Shaklee in 1989. Also, in the late 1980's Mr. Palmer developed the Best Water reverse osmosis business for Shaklee and sold over $53 million in above-the-counter systems. Carl's 30 years of direct sales experience has led to many significant business relationships, many of which continue today. He is the inventor of thirteen patented products related to water purification. Mr. Palmer received a Bachelor's Degree from Whittier College.

Cari Beck. Secretary-Treasurer, HR Manager and Director. From 1992-2002, Mrs. Beck worked as the production coordinator for Krystal Enterprises, one of the largest limousine manufacturers in the world.  During her time at Krystal Enterprises, Ms. Beck worked collaboratively with major US auto manufacturers to purchase chassis for limousine production.  She was responsible for coordinating all aspects of production and accounts receivable to ensure timely delivery and satisfaction to the customer.  She was instrumental in coordinating the preparation, organization and set up for all quarterly trade shows.  Ms. Beck worked directly with the Executive Vice President handling the company's national accounts and maintaining inventory levels on all finished products. During her tenure, Krystal Enterprises grew from a company producing 20 vehicles to 150 monthly. For the past seven years Ms. Beck has consulted for Seychelle (in her role as the trustee of the TAM Trust), with a focus on manufacturing, assembly and process control. Ms. Beck became a Director in April, 2016.

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

Jenevieve Fisher. Ms. Fisher has been devoted, since the age of twenty-two, to helping others negotiate the challenges of dealing with a diagnosis of cancer.  As a cancer survivor of Hodgkin's disease, she has committed herself to bringing health education, encouragement and hope to those living with cancer and their families.  She has been an avid supporter of the American Cancer Society, the Leukemia and Lymphoma Society and the National Childhood Cancer Foundation.  She is also a member of the Society of Children's Book Writers and Illustrators, as well as the Northwest Christian Writer's Association.  She has written and film over one hundred health videos.

Gary Hess. Mr. Hess has sixteen years' experience in the water filtration business.  For the past eleven years, he has managed his own engineering firm, Hess & Associates, which specializes in industrial water reclamation with a focus on removing heavy metals and environmental toxins from process water.  His company services and supports some of the largest military Printed Circuit Board manufacturers in the U.S., treating in excess of 2 million gallons of water per day using proprietary chemistry, procedures and equipment.

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

To the Company's knowledge, there were no Section 16(a) filing requirements applicable to its officers, directors or greater than 10% beneficial owners for the fiscal year ended February 28, 2017.

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

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other	Restricted	Securities		All
				Annual	Stock	Underlying	LTIP	Other
Fiscal		Salary	Bonus	Compensation	Award(s)	Option/SARs	Payouts	Compensation
Name and Principle Position	Year	($)	($)	($)	($)	(#)	($)	($)

Carl Palmer	2017	$45,250	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
President, CEO, CFO	2016	45,000	80,000	0.00	0.00	0.00	0.00	0.00
Director	2015	0.00	0.00	0.00	0.00	0.00	0.00	0.00

Cari Beck (1)	2017	8,219	0.00	0.00	0.00	0.00	0.00	0.00
HR Manager/Sec-Treasurer	2016	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Director	2015	0.00	0.00	0.00	0.00	0.00	0.00	0.00

James Place(2)	2017	48,103	0.00	0.00	0.00	0.00	0.00	0.00
Former COO and CFO	2016	40,874	0.00	0.00	0.00	0.00	0.00	0.00
2015		$39,762	$4,784	$0.00	$0.00	$0.00	$0.00	$0.00
__________________

(1)	Elected to Board of Directors during April 2016.
(2)	Resigned as an Officer and Director in April, 2016.

OPTION/SAR GRANTS IN LAST FISCAL YEAR. The Company granted no options during the fiscal year ended February 28, 2017. The Company had no options outstanding as of the fiscal year ended February 29, 2016.

AGGREGATED OPTIONS/SARS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES. There were no outstanding options as of the fiscal year ended February 29, 2016.

EMPLOYMENT CONTRACTS WITH EXECUTIVE OFFICERS.  Effective April 18, 2016, Mr. Carl Palmer entered into  an employment agreement with the Company. The term of each agreement is for a period of five years from the date of the employment agreement. Mr. Carl Palmer will be paid the sum of $60,000 per year plus customary employee benefits for the period of the employment agreement. Also effective April 18, 2016, Mr. James Place, a former Officer and Director, entered into an employment agreement with the Company. The term of each agreement is for a period of five years from the date of the employment agreement. Mr. Place will be paid the sum of $60,000 per year plus customary employee benefits for the period of the employment agreement. He also retains his previously issued warrants.

DIRECTOR COMPENSATION. Total Director compensation was $101,572 for FY2017, $165,874 for FY 2016 and $180,387 for FY 2015. This does not include compensation to Mr. Gary Hess who became a Director in FY 2017 and received a total of $12,500 under royalty agreement in that year.

The Board of Directors as a whole act as a compensation committee. We have no retirement, pension, sharing, stock option, insurance or other similar programs.

We do not have a separately designated audit, compensation or nominating committee of our Board of Directors.   We are not a "listed company" under SEC rules and are therefore not required to have separate committees comprised of independent directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of June 12, 2017, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. As of June 12, 2017 there were a total of 26,354,313 common shares outstanding and 6,407,221 outstanding warrants for a total of 32,761,534 common shares and warrants.
..

NAME AND ADDRESS	AMOUNT AND NATURE OF	PERCENT OF
OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP (1)(2)(4)	CLASS

The TAM Irrevocable Trust	15,307,799 (3)	46.72%
4012 S. Rainbow #K111
Las Vegas, NV 80103-2012

Carl Palmer	-	-
251 Jeanell Dr., Ste 3
Carson City, NV 89703

Cari Beck	15,307,799 (3)	46.72%
4435 Pepperdine Pl	110,000.01%
Yorba Linda, CA 92886

John Beck	15,307,799 (3)	46.72%
4435 Pepperdine Pl
Yorba Linda, CA 92886

All officers and directors as a Group (three persons)	17,172,799	52.42%
_______________

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

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

(4)	There are no other financial instruments, including stock warrants, etc. that are issuable within sixty days from the filing of this document.

 A summary of warrant activity for the fiscal years ended February 28, 2017 and February 29, 2016 is shown below.

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price

Outstanding at March 1, 2015	8,407,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	(2,000,000)	-
Outstanding at February 29, 2016	6,407,221	0.21
Granted	-	-
Exercised	-	-
Outstanding at February 28, 2017	6,407,221	0.21
Vested at February 28, 2017	6,407,221	0.21
Exercisable at February 28, 2017	6,407,221	0.21

The following table summarizes significant ranges of outstanding warrants as of February 28, 2017:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise	Number	Exercise
Exercise Price	Number	Life (Years)	Price	Outstanding	Price

$0.21	6,407,221	4.79	$0.21	6,407,221	$0.21

During the year ended February 29, 2016, 2,000,000 warrants were forfeited upon termination of employment of one employee.  The value of these warrants was fully amortized during the year ended February 29, 2016.

As of February 28, 2017 and February 29, 2016, the total outstanding warrants had an intrinsic value of $0 and $1,858,094, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company paid consulting fees to the Company's primary shareholder (the TAM Irrevocable Trust (the TAM Trust), in which Cari Beck is the trustee, as well as a daughter of Carl Palmer, an officer and Board member) totaling $37,350 and $138,000 during the years ended February 28, 2017 and 2016, respectively, which are included as a component of selling, general and administrative expenses on the consolidated statements of operations.

During the years ended February 28, 2017 and February 29, 2016, TAM Trust purchased, on behalf of the Company, $76,704  and $552,000, respectively, of raw materials from a vendor with which it already had a business relationship. During the year ended February 29, 2016, the Company reimbursed TAM for approximately $10,000 of business travel costs incurred on behalf of its CEO, Carl Palmer.

The Company had advanced amounts to employees of approximately $27,200 and $28,000 as of February 28, 2017 and February 29, 2016. These amounts are being repaid through direct payroll withdrawals.

Mr. Gary Hess, a Director, received a total of $12,500 in the last fiscal year under a royalty agreement based upon his licensing to Seychelle of certain products owned by him.

The Company paid commission to Carl Palmer's brother-in-law for sourcing raw materials with third-party vendors in China.  The Company paid approximately $18,000 and $44,000 in direct commissions to the related party during the fiscal years ended February 28, 2017 and February 29, 2016.

The Company utilizes the services of two individuals, one of which is a related party and one of which is third-party, in China to source materials and the manufacturing of component parts with third-party vendors in China. As of February 28, 2017 and February 29, 2016, the Company had deposits for inventory purchases in China of approximately $3,000 and $25,000, respectively.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

On August 26, 2016, our Board of Directors voted to dismiss our independent registered public accounting firm, Ramirez Jimenez International CPAs ("RJI"), of Irvine, California and to replace them with Squar Milner, CPAs ("SM") of Newport Beach, California.  As of that date, SM formally accepted us as a client for the audit of our consolidated financial statements for the fiscal year ending February 28, 2017 which will be included in our annual report to be reported on Form 10-K. RJI has previously rendered opinions on our consolidated financial statements for the fiscal years ended February, 2011 through 2016.

Our Board of Directors does not have an audit committee.  The functions customarily delegated to an audit committee are performed by our full Board of Directors.  Our Board of Directors approves in advance, all services performed by RJI (prior to their dismissal).  Our Board of Directors considers whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

The following table sets forth fees billed by RJI and SM during the last two fiscal years for services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements, services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	February 28,	February 29,
	2017	2016

Audit fees	$195,400	$65,000
Audit related fees	-	-
Tax fees	12,300	8,000
All other fees	49,100	-

Audit fees.  The audit fees in fiscal 2017 and 2016 $195,400 and $65,000, respectively, related to the audit of our consolidated financial statements, and quarterly reviews.

Tax fees.  The tax fee in fiscal 2017 and 2016 $12,300 and $8,000 respectively related to professional services rendered for tax compliance, tax advice and tax planning.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No.	Description

2A*	Plan of Exchange between Seychelle Environmental Technologies, Inc. and Seychelle Water Technologies, Inc. dated January 30, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3A*	Articles of Incorporation dated January 23, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3B*	Articles of Merger of Royal Net, Inc. into Seychelle Environmental Technologies, Inc as filed with Form 10-SB 12 G on February 8, 2000.

3C*	Amendment to Articles of Incorporation re: Series "A" Preferred Stock as of January 31, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3D*	Amendment to Articles of Incorporation re: Series "AA" Preferred Stock as of June 5, 1998 as filed with Form 10-SB 12 G on February 8, 2000.

3E*	Amendment to Articles of Incorporation re: Series "AAA" Preferred Stock as of February 18, 1999 as filed with Form 10-SB 12 G on February 8, 2000.

3F*	Bylaws as filed with Form 10-SB 12 G on February 8, 2000.

10A*	Purchase Agreement with Aqua Vision as filed with Form 10-SB 12 G on February 8, 2000.

10B*	Amended Purchase Agreement with Aqua Vision as filed with Form 10-SB 12 G on February 8, 2000.

10C*	2000 Stock Compensation Plan I, dated July 1, 2000 as filed with Registration Statement on Form S-8 on August 31, 2000.

10D*	2002 Stock Compensation Plan I, dated February 12, 2002 as filed with Registration Statement on Form S-8 on February 27, 2002.

10E*	Purchase Agreement with Aqua Gear as filed with Annual Report on Form 10-K on June 14, 2002.

10F*	Employment Contract with Carl Palmer as filed with Annual Report on Form 10-K on June 14, 2002.

10G*	Management Consulting Contract with Richard Parsons

10H*	Management Consulting Contract with James Place

10I*	Joint Venture Agreement with Huanghua Plastic Co. Ltd. dated September 1, 2005

10J*	ABMS Health Care Pvt. Ltd. Distribution Rights Agreement dated April 1, 2006

10K*	Confident, Inc. Exclusive Distribution Rights Agreement dated January 1, 2006

Exhibit No.	Description

10L*	Continental Technologies. Inc., Purchase Agreement dated April 26, 2006

10M*	Promissory Note to TAM Irrevocable Trust dated May 1, 2001

10N*	Promissory Note to TAM Irrevocable Trust dated February 28, 2002

10O*	Promissory Note to TAM Irrevocable Trust dated February 28, 2003

10P*	Promissory Note to TAM Irrevocable Trust dated November 1, 2003

10Q*	Promissory Note to TAM Irrevocable Trust dated February 28, 2004

10R*	Food For Health Purchase Agreement

10S*	Food For Health Distribution Agreement

10T*	Seychelle Environmental Technologies, Inc. License Agreement with Mr. Gary Hess

10U*	Employment Agreement with Mr. Carl Palmer

10V*	Employment Agreement with Mr. James Place

21*	Subsidiaries

31.1**	Certification of the Chief Executive/Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes Oxley Act of 2002)

32.1**	Certification of the Chief Executive/Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

99*	Code of Ethics for Chief Executive Officer and Senior Financial Officers

___________________

*	Previously filed with the Securities and Exchange Commission as indicated and incorporated by reference herein

**	Attached hereto

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Date: June 14, 2017	By:	/s/ Carl Palmer
Carl Palmer Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl Palmer
Carl Palmer, Director	June 14, 2017