Form 10-Q
period 2017-05-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2017-07-17
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending May 31, 2017

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐   No ☑

The number of shares outstanding of the Registrant's common stock, as of July 13, 2017 was 26,640,313.

References in this document to "us," "we," or "Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiaries.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	May 31, 2017	February 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,347,250	$732,112
Accounts receivable, net of allowance for doubtful accounts
of $10,092 and $47,600, respectively	464,153	905,507
Related party receivables	27,050	27,200
Inventory, net	1,166,763	1,421,871
Prepaid expenses, deposits and other current assets	232,137	282,560
Total current assets	3,237,353	3,369,250

Property and equipment, net	150,318	164,997

Other assets	239,487	81,310

Total assets	$3,627,158	$3,615,557

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$339,940	$476,415
Income taxes payable	-	-
Customer deposits	89,538	99,677
Capital lease obligations, current portion	5,034	4,047
Total current liabilities	434,512	580,139

Long-term liabilities:
Capital lease obligations, net of current	11,989	14,744
Total liabilities	446,501	594,883

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 26,640,313 issued and outstanding at May 31, 2017 and February 28, 2017, respectively	26,641	26,641
Additional paid-in capital	8,944,368	8,944,368
Accumulated deficit	(5,760,672)	(5,920,655)
Less treasury stock at cost (66,000 shares at May 31, 2017 and February 28, 2017 respectively)	(29,680)	(29,680)
Total stockholders' equity	3,180,657	3,020,674

Total liabilities and stockholders' equity	$3,627,158	$3,615,557

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	May 31,	May 31,
	2017	2016
Sales	$1,208,207	$899,134
Cost of sales	663,782	588,485
Gross profit	544,425	310,649
Operating Expenses
Selling, General, and Administrative Expenses	361,090	1,002,450
Depreciation and Amortization	17,675	22,051
Total operating expenses	378,765	1,024,501
Income (Loss) from Operations	165,660	(713,852)
Other (Expense) Income
Interest income	-	9
Interest expense	(1,427)	(615)
Other income	-	1,782
Total other (expense) income	(1,427)	1,176
Income (loss) before provision for income taxes	164,233	(712,676)
Income tax (expense) benefit	(4,252)	285,071
Net income (loss)	$159,981	$(427,605)
BASIC INCOME (LOSS) PER SHARE	$0.01	$(0.02)
DILUTED INCOME (LOSS) PER SHARE	$0.01	$(0.02)
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	26,580,530
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	26,580,530

 See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	May 31,	May 31,
	2017	2016

OPERATING ACTIVITIES:
Net income (loss)	$159,981	$(427,605)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Depreciation and amortization	17,675	22,051
Stock-based compensation	-	117,500
Recovery) for doubtful accounts and sales returns	(36,434)	(103,569)
Deferred tax benefit	-	(285,071)
Changes in operating assets and liabilities:
Decrease in accounts receivable	477,789	28,648
Decrease (increase) in related party receivables	150	(5,204)
Decrease (increase) in inventory	255,108	(195,928)
Increase in prepaid expenses, deposits and other assets	(107,754)	(51,054)
Decrease in accounts payable and accrued expenses	(136,475)	(299,344)
Increase (decrease) in income taxes payable	-	(86,274)
(Decrease) increase in customer deposits	(10,139)	13,481
Net Cash Provided by (used in) Operating Activities	619,901	(1,272,369)

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,995)	(22,578)
Net Cash Used In Investing Activities	(2,995)	(22,578)

FINANCING ACTIVITIES:
Repayment of capital lease obligation	(1,768)	(2,680)
Repurchase of treasury stock	-	(17,400)
Net Cash Used in Financing Activities	(1,768)	(20,080)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	615,138	(1,315,027)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	732,112	2,062,873

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,347,250	$747,846

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,427	$615
Income taxes	$-	$80,000

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1:    CONDENSED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 2017.  The results of operations for the periods ended May 31, 2017 and 2016 are not necessarily indicative of the operating results for the full fiscal years.

The summary of significant accounting policies of the Company is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the condensed consolidated financial statements and the February 28, 2017 consolidated financials included in the 10-K filed on June 14, 2017.

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

NOTE 2:    MANAGEMENT'S PLAN

As of February 28, 2017, the Company had $732,112 in cash and a backlog of approximately $465,000 in unshipped product.

As of May 31, 2017, the Company had $1,347,250 in cash and cash equivalents, $622,330 in accounts receivable and a backlog of $325,166 in unshipped product.  This year, Seychelle products have expanded its sales efforts in the following international markets; Mexico, Sri Lanka, Vietnam, South Korea, Australia, New Zealand, Japan and China .  It's our intention to expand our marketing activities more strongly to the international market and E-commerce.  In addition, Seychelle is managing cost in line with current revenue.

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

The denominator for diluted income (loss) per share for the period ended May 31, 2017 did not include warrants as they would have been anti-dilutive. At May 31, 2017 and 2016, 6,407,221 warrants were excluded from the denominator for diluted income (loss) per share.

	For the three months ended
	May 31,
	2017	2016
Numerator:
Net income (loss) available to common shareholders	$159,981	$(427,605)
Weighted average shares – basic	26,574,313	26,580,530
Net income (loss) per share – basic	$0.01	$(0.02)

Dilutive effect of common stock equivalents:
Warrants	-	-
Weighted average shares – diluted	26,574,313	26,580,530
Net income (loss) per share – diluted	$0.01	$(0.02)

NOTE 4:   COMMON STOCK

Common Stock
During the quarter ended May 31, 2017 and May 31, 2016, 0 shares and 250,000 shares respectively of restricted stock were issued by the Company to an employee.

During the three months ended May 31, 2016, the Company repurchased 30,000 shares of common stock at a cost of $17,400.  This repurchase was recorded as treasury stock and reflected as a reduction of stockholders' equity on the accompanying condensed consolidated balance sheet.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 5:    INVENTORY

The Company's inventory consisted of the following at May 31, 2017 and February 28, 2017:

	May 31, 2017	February 28, 2017
Raw materials	$798,960	$956,024
Finished goods	367,803	465,847
	1,166,763	1,421,871

NOTE 6:    CONCENTRATIONS

Sales to one customer accounted for 33% sales for the three month period ended May 31, 2017.  Accounts receivable from this customer accounted to approximately $533,000 or 84% of accounts receivable as of May 31, 2017.
Sales to one customer accounted for 42% of sales for the three month period ended May 31, 2016. Accounts receivable from this customer amounted  to $147,373 or 49% of accounts receivable as of May 31, 2016.

NOTE 7:    RELATED PARTY TRANSACTIONS

During the three month periods ended May 31, 2017 and 2016, the Company incurred $0 and $12,500, respectively, for consulting services from TAM Irrevocable Trust ("TAM"), in which Cari Beck is the trustee and current Board member, as well as a daughter of Carl Palmer, an officer and Board member. These amounts are included as a component of selling, general and administrative expenses on the condensed consolidated statements of operations.

During the three months ended May 31, 2016, TAM purchased on behalf of the Company, $7,740 of raw materials from a vendor with which it already had a business relations.  All amounts due to TAM had been paid in full as of May 31, 2016.

The Company utilizes the services of an individual, who is a related party, to source materials and provide the manufacturing of component parts with third-party vendors in China. For the three months ended May 31, 2017 and 2016, purchases facilitated through the related party accounted for approximately 13% and 38%, respectively, of total raw material purchases. The Company paid approximately $14,000 and $900 in direct commissions to the related party consultant during the three months ended May 31, 2017 and 2016, respectively.

As of May 31, 2017 and 2016, the Company had receivables due from its CEO of approximately $0 and $17,000 respectively.  In addition, the Company had advanced amounts to employees of approximately $27,050 and $28,000 as of May 31, 2017 and 2016, respectively. These amounts are being repaid through direct payroll withdrawals.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 8:  COMMITMENTS AND CONTINGENCIES

In 2016, the Company entered into a lease agreement on one facility for its corporate offices, inventory and production at 22 Journey in Aliso Viejo, CA for a term of 5 years at a monthly rental of approximately $19,000. The Company sub leases its facility in San Juan Capistrano, CA.

NOTE 9: SUBSEQUENT EVENTS

Management has evaluated subsequent events from May 31, 2017 through the date the condensed consolidated financial statements were issued, and has concluded that no subsequent events have occurred that would require recognition or disclosure in these condensed consolidated financial statements.

 NOTE 10:  INCOME TAX

The Company expects its effective tax rate for the 2018 fiscal year to be different from the federal statutory rate due primarily to a change in valuation allowance.

We recorded a provision for income taxes of $4,252 for the quarter ended May 31, 2017, related to federal and state taxes, based on the Company's expected annual effective tax rate.

Management evaluated the need for a full valuation allowance at the end of the quarter ended May 31, 2017. Management evaluated both positive and negative evidence.  The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of our deferred tax assets does not meet the more likely than not standard.  Therefore, a full valuation allowance will remain against the net deferred tax assets.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years ended February 2014 through 2017. We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years ended February 2014 through 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") as of and for the three month periods ended May 31, 2017 and 2016. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended February 28, 2017.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control.

Forward-Looking Statements

Certain statements contained herein are "forward-looking" statements.  Forward-looking statements include statements which are predictive in nature; which depend upon or refer to future events or conditions; or which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", or variations or negatives thereof or by similar or comparable words or phrases. In addition, any statement concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions that may be provided by management are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company; and economic and market factors in the countries in which the Company does business, among other things. These statements are not guarantees of future performance, and the Company has no specific intentions to update these statements. Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors including, among others:

(1)	the portable water filtration industry is in a state of rapid technological change, which can render the Company's products obsolete or unmarketable;

(2)	any failure by the Company to anticipate or respond to technological developments or changes in industry standards or customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's business, operating results and financial condition;

(3)	the Company's cost of sales may be materially affected by increases in the market prices of the raw materials used in the Company's assembly processes;

(4)	the Company's dependence on a few customers. Sales to these customers are unpredictable and difficult to estimate, and as such, may result in material fluctuations in sales from period to period. Management believes that if future revenues from its significant customers decline, those revenues can be replaced through the sales to other customers. However, there can be no assurance that this will occur, which could result in an adverse effect on the Company's financial condition or results of operations in the future;

(4)	the Company's water related product sales could be materially affected by weather conditions and government regulations;

(5)	the Company is subject to the risks of conducting business internationally; and

(6)	the industries in which the Company operates are highly competitive. Additional risks and uncertainties are outlined in the Company's filings with the Securities and Exchange Commission, including its most recent fiscal 2017 Annual Report on Form 10-K.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summarized historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three months ended May 31, 2017 and 2016 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three-month period ended May 31, 2017 compared to the corresponding period in 2016

			Year over
	2017	2016	year change	%

Sales	$1,208,207	$899,134	309,073	34%
Cost of sales	663,782	588,485	75,297	13%
Gross profit	544,425	310,649	233,776	75%
Gross profit %	45%	35%
Selling general and administrative expenses	361,090	1,002,450	(641,360)	(64)%
Depreciation and amortization expense	17,675	22,051	(4,376)	(20)%
Other (expense) income	(1,427)	1,176	(2,603)	(221)%
Income (loss) before provision (benefit) for income taxes	164,233	(712,676)	876,909	(123)%
Provision (benefit) for income taxes	4,252	(285,071)	289,323	(101)%

Net income (loss)	159,981	(427,605)	587,586	(137)%
Net income (loss) %	13%	(48)%
Earnings per share – basic and diluted	$0.01	$(0.02)

Sales. Sales increased by approximately $309,000 or 34% to $1,208,000 during the three months ended May 31, 2017 from $899,000 during the three months ended May 31, 2016.  The increase is primarily due to increasing sales of our bottle, portable retail, pitcher replacement and pitcher custom product line. Sales during the three months ended May 31, 2016 of this product line were approximately $602,000, compared to $932,000 in the comparable current period 2017.

Cost of sales and gross profit percentage. As a percentage of sales, the gross profit margin during the three months ended May 31, 2017 increased to 45% from 35%.   The product mix and timing of significant sales is always a significant factor in the resulting profit margins reported.  The Company believes that the average gross margin percentages overall will remain at approximately 45% in the foreseeable future.

Selling, general and administrative expenses. These expenses decreased by approximately $641,000, or (64%), during the period ended May 31, 2017 compared to the same period ended in the prior year.  The decrease was largely a direct result of the decrease in legal and personnel costs incurred in a restructuring of the Company's management and Board of Directors.

Depreciation and amortization expense.  Depreciation and amortization expense was decreased due to disposal of fixed assets over the past year.

Income tax expense (benefit).  The Company recorded provision of approximately $4,200 due to a pretax income of approximately $164,000 during the three month period ended May 31, 2017 compared to income tax benefit of approximately $285,000 due to the pretax loss of approximately $713,000 during the three-month period ended May 31, 2016.

Net income (loss). Net income for the three-month period ended May 31, 2017 was approximately $160,000, up approximately $588,000 or 137% compared to loss for the three-month period ended May 31, 2016 of $427,600.  This was primarily due to an increase of approximately $309,000 in sales and a decrease of approximately $641,000 in selling, general and administrative expenses.

Net cash provided by operating activities. During the three-month period ended May 31, 2017 cash provided by operating activities was approximately $620,000, compared to cash used in operating activities was approximately $1,272,000 the same period during 2016. This was primarily  the result of our net income of approximately $160,000, paying approximately $136,000 in accounts payable, payment of  prepaid expenses of $25,000 and customer deposit of approximately $10,000. This was offset by net collection on accounts receivable of $320,000 and add back of non- cash expenses for depreciation of approximately $18,000, bad debt recovery of $36,000, inventories of $255,000 and income tax payable of $149,000.

Net cash used in investing activities. During the three-month periods ended May 31, 2017 and 2016, the Company spent approximately $2,990 and $23,000, respectively, on capital expenditures.

Net cash used in financing activities. Cash used in financing activities during the three month period ended May 31, 2017 totaled approximately $1,800, compared to approximately $20,000 during the comparable prior period. This was a result of the capital lease repayments during the three month period ended May 31, 2017 compared to $2,700 during the three month period ended May 31, 2016. The Company repurchased 30,000 shares of common stock at a cost of $17,400 during the three months ended May 31, 2016.

Management's Plan. As of May 31, 2017, the Company had $1,347,200 in cash and cash equivalents, $464,000 in accounts receivable and a backlog of $325,200 in unshipped product.  This year, Seychelle has expanded its sales efforts in the following international markets; Mexico, Sri Lanka, Vietnam, South Korea, Australia, New Zealand, Japan and China .  It's our intention to expand our marketing activities more strongly to the international market and E-commerce.  In addition, Seychelle is managing cost in line with current revenue.

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

The Company believes that the estimates, assumptions and judgments involved in the accounting policies described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of its most recent fiscal 2017 Annual Report on Form 10-K have the greatest potential impact on its consolidated financial statements, so it considers these to be its critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates the Company uses in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for inventory reserves and stock-based compensation. These policies require that the Company make estimates in the preparation of its consolidated financial statements as of a given date.

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There were no material changes to the Company's critical accounting policies or estimates during the three-month period ended May 31, 2017.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of May 31, 2017.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at May 31, 2017:

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

(4)	ineffective controls over period end financial disclosure and reporting processes; and

Management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on the Company's financial reporting during the quarter ended May 31, 2017.

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

This quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our fiscal 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2017.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended May 31, 2017  the Company did not issue any securities

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

Seychelle Environmental Technologies, Inc.

Date: July 17, 2017	By:	/s/ Carl Palmer
Carl Palmer Director, Chief Executive Officer and Chief Financial Officer