Form 10-Q
period 2017-08-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2017-10-13
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending August 31, 2017

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

The number of shares outstanding of the Registrant's common stock, as of October 12, 2017 was 26,640,313.

References in this document to "us," "we," or "Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiaries.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	August 31, 2017	February 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,292,183	$732,112
Accounts receivable, net of allowance for doubtful accounts and sales returns
of $11,884 and $47,600, respectively	596,744	905,507
Related party receivables	26,900	27,200
Inventory, net	1,131,951	1,421,871
Prepaid expenses, deposits and other current assets	236,602	282,560
Total current assets	3,284,380	3,369,250

Property and equipment, net	132,938	164,997
Other current assets	149,847	81,310

Total assets	$3,567,165	$3,615,557

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$233,054	$476,415
Customer deposits	51,050	99,677
Capital lease obligations, current portion	5,034	4,047
Total current liabilities	289,138	580,139

Long-term liabilities:
Capital lease obligations, net of current	11,967	14,744
Total liabilities	301,105	594,883

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 26,640,313 issued and outstanding at August 31, 2017 and February 28, 2017, respectively	26,641	26,641
Additional paid-in capital	8,944,368	8,944,368
Accumulated deficit	(5,675,269)	(5,920,655)
Less Treasury Stock at Cost	(29,680)	(29,680)
Total stockholders' equity	3,266,060	3,020,674

Total liabilities and stockholders' equity	$3,567,165	$3,615,557

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended August 31,
	2017	2016
Sales	$991,934	$728,232
Cost of sales	491,509	358,432
Gross profit	500,425	369,800
Operating expenses
Selling, general, and administrative	393,854	608,121
Depreciation and amortization	17,380	20,779
Total operating expenses	411,234	628,900
Income (loss) from operations	89,191	(259,100)
Other income (expense)
Interest income	-	8
Interest expense	(1,848)	(388)
Other income (expense)	(142)	10,452
Total other income (expense)	(1,990)	10,072
Income (loss) before income tax benefit (expense)	87,201	(249,028)
Income tax benefit (expense)	(1,799)	100,562
Net income (loss)	$85,402	$(148,466)
BASIC INCOME (LOSS) PER SHARE	$0.00	$(0.01)
DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.01)
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,640,313	26,640,313
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,640,313	26,640,313

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended August 31,
	2017	2016
Sales	$2,200,141	$1,627,368
Cost of sales	1,155,291	946,917
Gross profit	1,044,850	680,451
Operating expenses
Selling, general, and administrative	754,945	1,621,034
Depreciation and amortization	35,055	42,830
Total operating expenses	790,000	1,663,864
Income (loss) from operations	254,850	(983,413)
Other income (expense)
Interest income	-	15
Interest expense	(3,274)	(1,002)
Other income	(142)	12,231
Total other income (expense)	(3,416)	11,244
Income (loss) before income tax benefit (expense)	251,434	(972,169)
Income tax benefit (expense)	(6,050)	379,358
Net income (loss)	$245,384	$(592,811)
BASIC INCOME (LOSS) PER SHARE	$0.01	$(0.02)
DILUTED INCOME (LOSS) PER SHARE	$0.01	$(0.02)
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,640,313	26,610,421
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,640,313	26,610,421

 See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended August 31,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$245,384	$(592,811)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	35,055	42,830
Loss on disposal of assets	-	5,587
Stock-based compensation	-	117,500
Provision for doubtful accounts	(34,644)	(103,652)
Deferred income tax expense (benefit)	-	(385,632)
Changes in operating assets and liabilities:
Accounts receivable	343,406	(107,864)
Related party receivables	300	(5,129)
Inventory	289,920	(96,389)
Prepaid expenses, deposits and other current assets	(22,578)	(131,314)
Accounts payable and accrued expenses	(243,361)	(185,914)
Income taxes payable	-	(160,000)
Customer deposits	(48,626)	(22,364)
Net Cash Provided By (Used In) Operating Activities	564,856	(1,625,152)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,995)	(25,582)
Net Cash Used In Investing Activities	(2,995)	(25,582)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(1,790)	(7,138)
Repurchase of common stock	-	(17,400)
Net Cash Used in Financing Activities	(1,790)	(24,538)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	560,071	(1,675,272)

CASH AND CASH EQUIVALENTS - beginning of period	732,112	2,062,873

CASH AND CASH EQUIVALENTS - end of period	$1,292,183	$387,601

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$3,274	$1,002
Income taxes	$-	$160,000

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
August 31, 2017

NOTE 1:    CONDENSED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company" or "Seychelle") without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2017.  The results of operations for the periods ended August 31, 2017 and 2016 are not necessarily indicative of the operating results for the full fiscal years.

The summary of significant accounting policies of the Company is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these condensed consolidated financial statements and the February 28, 2017 consolidated financials included in the 10-K filed on June 14, 2017.

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

As of August 31, 2017, the Company had $1,292,183 in cash and cash equivalents, $596,744 in accounts receivable and a backlog of $379,346 in unshipped product.  This year, Seychelle has expanded its sales efforts in the following international markets; Mexico, Sri Lanka, Vietnam, South Korea, Australia, New Zealand, Japan and China.  Managements intends to expand our marketing activities more strongly in international markets and E-commerce.  In addition, Seychelle is managing cost in line with current revenue.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
August 31, 2017

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

The denominator for diluted income (loss) per share for the periods ended August 31, 2017 and 2016, respectively, did not include 6,407,221 warrants as they would have been anti-dilutive.

	For the six months ended
	August 31,
	2017	2016
Numerator:
Net income (loss) available to common shareholders	$245,384	$(592,811)
Weighted average shares – basic	26,574,313	26,610,421
Net income (loss) per share – basic	$0.01	$(0.02)

Dilutive effect of common stock equivalents:
Warrants	-	-
Weighted average shares – diluted	26,574,313	26,610,421
Net income (loss) per share – diluted	$0.01	$(0.02)

	For the three months ended
	August 31,
	2017	2016
Numerator:
Net income (loss) available to common shareholders	$85,402	$(148,466)
Weighted average shares – basic	26,574,313	26,640,313
Net income (loss) per share – basic	$0.00	$(0.01)

Dilutive effect of common stock equivalents:
Warrants	-	-
Weighted average shares – diluted	26,574,313	26,640,313
Net income (loss) per share – diluted	$0.00	$(0.01)

NOTE 4:   COMMON STOCK

Common Stock

During the six month period ended August 31, 2016, 250,000 shares of fully vested restricted common stock were issued by the Company to an employee.  The shares were valued at the closing price of the Company's common stock at date of grant for a total expense of $117,500.  No shares were issued to employees during the current fiscal year.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
August 31, 2017

NOTE 5:    INVENTORY

The Company's inventory consisted of the following at August 31, 2017 and February 28, 2017:

	August 31, 2017	February 28, 2017
Raw materials	$1,008,083	$1,254,892
Finished goods	492,461	582,876
	1,500,544	$1,837,768
Reserve for obsolete and slow moving inventory	(368,593)	(415,897)
Net Inventory	$1,131,951	$1,421,871

NOTE 6:    CONCENTRATIONS

Sales to one customer accounted for 29% and 31% of sales for the three and six month periods ended August 31, 2017, respectively. Accounts receivable from one customer amounted to $473,476 or approximately 73% of accounts receivable as of August 31, 2017.

Sales to two customers accounted for 27% and 35%, respectively, of sales for the three and six month periods ended August 31, 2016, respectively. Accounts receivable from these two customers amounted to $290,720 or approximately 63% of accounts receivable as of August 31, 2016.

NOTE 7:    INCOME TAXES

The Company expects its effective tax rate for the 2018 fiscal year to be different from the federal statutory rate due primarily to a change in the income tax valuation allowance.

We recorded a provision for income taxes of $1,800 for the quarter ended August 31, 2017, related to federal and state taxes, based on the Company's expected annual effective tax rate.

Management evaluated the need for a full valuation allowance at the end of the quarter ended August 31, 2017. Management evaluated both positive and negative evidence.  The weight of negative factors and level of economic uncertainty in our current business continues to support the conclusion that the realization of our deferred tax assets does not meet the "more likely than not" standard.  Therefore, a full valuation allowance remains against the net deferred tax assets.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
August 31, 2017

 NOTE 8:    RELATED PARTY TRANSACTIONS

During the three month periods ended August 31, 2017 and 2016, the Company incurred consulting fees to related parties in the amounts of $0 and $25,000, respectively. During the six month periods ended August 31, 2017 and 2016, the Company incurred consulting fees to related parties in the amounts of $0 and $25,000, respectively. These fees from TAM were related for consulting services from Tam Irrevocable Trust ("TAM"), in which Cari Beck, is the trustee and current Board member of the Company, as well as a daughter of Carl Palmer, an officer and Board member of the Company. These amounts are included as a component of selling, general and administrative expenses on the condensed consolidated statements of operations. All amounts due to TAM had been paid in full.

During the three month periods ended August 31, 2017 and 2016, TAM purchased, on behalf of the Company, $0 and $12,350, respectively, of raw materials from a vendor with which it already had a business relationship. During the six month periods ended August 31, 2017 and 2016, TAM purchased, on behalf of the Company, $0 and $20,090, respectively, of raw materials from the same vendor.

The Company utilizes the services of an individual, who is a related party, to source materials and provide the manufacturing of component parts with third-party vendors in China. For the six months ended August 31, 2017 and 2016, purchases facilitated through the related party accounted for approximately 17% and 34%, respectively, of total raw material purchases.

As of August 31, 2017 and February 28, 2017, the Company had receivables from employees of approximately $26,900 and $27,200. These amounts are being repaid through direct payroll withdrawals.

NOTE 9:  COMMITMENTS AND CONTINGENCIES

In 2016, the Company entered into a lease agreement on one facility for its corporate offices, inventory and production at 22 Journey  in Aliso Viejo, CA for a term of 5 years at a monthly rental of approximately $19,000.

NOTE 10: SUBSEQUENT EVENTS

Management has evaluated subsequent events from August 31, 2017 through the date the condensed consolidated financial statements were issued, and has concluded that no subsequent events have occurred that would require recognition or disclosure in these condensed consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") as of and for the three and six month periods ended August 31, 2017 and 2016. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2017.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control.

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

(5)	the Company is subject to the risks of conducting business internationally; and

(6)
the industries in which the Company operates are highly competitive. Additional risks and uncertainties are outlined in the Company's filings with the Securities and Exchange Commission, including its most recent fiscal Annual Report on Form 10-K for the fiscal year ended February 28, 2017.

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

Our Company is presently comprised of Seychelle Environmental Technologies, Inc., a Nevada corporation, with two wholly-owned subsidiaries, Seychelle Water Technologies, Inc. and Fill 2 Pure International, Inc., also Nevada corporations (collectively, the "Company" or "Seychelle"). We use the trade name "Seychelle Water Filtration Products, Inc." in our commercial operations.

Seychelle designs, assembles and distributes unique, state-of-the-art ionic absorption micron filters for portable filter devices that remove up to 99.99% of all pollutants and contaminants found in any fresh water source.  Trade secrets cover all proprietary products. Our two patents have expired.

Our principal business address is 22 Journey, Aliso Viejo, California 92656. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summarized historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three and six month periods ended August 31, 2017 and 2016 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three month period ended August 31, 2017 compared to the corresponding period in 2016

			Period over
	2017	2016	Period change	%

Sales	$991,934	$728,232	263,702	36%
Cost of sales	491,509	358,432	133,077	37%
Gross profit	500,425	369,800	130,625	35%
Gross profit %	50%	51%	(1%)	-
Selling, general, and administrative expenses	393,854	608,121	(214,267)	(35%)
Depreciation and amortization	17,380	20,779	(3,399)	(16%)
Other income (expense)	(1,990)	10,072	(12,062)	(120%)
Income (loss) before income tax benefit (expense)	87,201	(249,028)	336,229	135%
Income tax benefit (expense)	(1,799)	100,562	(102,361)	(102%)
Net income (loss)	85,402	(148,466)	233,868	158%

Sales. Sales increased by $263,701 or 36% to $991,934 during the three months ended August 31, 2017 from $728,232 during the three months ended August 31, 2016.  The increase is primarily due to increasing sales of our bottle, portable retail, pitcher replacement and pitcher custom product line. Sales during the three months ended August 31, 2016 of this product line were $339,334, compared to $535,055 in the comparable current period 2017.

Cost of sales and gross profit percentage. As a percentage of sales, the gross profit margin during the three months ended August 31, 2017 decreased to 50% from 51%.   The product mix and timing of significant sales is always an important factor in the resulting profit margins reported.  The Company believes that the average gross margin percentages overall will decrease to a range around approximately 45% in the foreseeable future.

Selling, general, and administrative expenses. These expenses decreased by $214,267, or (36%), during the three months ended August 31, 2017 compared to the same period ended in the prior year.  The decrease was a direct result of the decrease in legal and personnel costs incurred in the reductions of the Company's management and Board of Directors.

Depreciation and amortization.  Depreciation and amortization expense was decreased due to disposal of fixed assets over the past year.

Income tax benefit (expense).  The Company recorded provision of $1,799 due to a pretax income of $87,201 during the three month period ended August 31, 2017 compared to income tax benefit of $100,562 due to the pretax loss of $249,028 during the three months ended August 31, 2016.

Net income (loss). Net income for the three month period ended August 31, 2017 was $85,402 compared to net (loss) for the three month period ended August 31, 2016 of $148,466.  This was primarily due to the increase of $263,701 or 36% in sales and a decrease of $214,267 in selling, general and administrative expenses.

Six month period ended August 31, 2017 compared to the corresponding period in 2016

			Period over
	2017	2016	Period change	%

Sales	$2,200,141	$1,627,368	572,773	35%
Cost of sales	1,155,291	946,917	208,374	22%
Gross profit	1,044,850	680,451	364,399	54%
Gross profit %	47%	42%	5%
Selling, general, and administrative expenses	754,945	1,621,034	(866,089)	(53%)
Depreciation and amortization	35,055	42,830	(7,775)	(18%)
Other income (expense)	(3,416)	11,244	(14,660)	(130%)
Income (loss) before income tax benefit (expense)	251,434	(972,169)	1,223,603	126%
Income tax benefit (expense)	(6,050)	379,358	(385,408)	(102%)
Net income (loss)	245,384	(592,811)	838,195	141%

Sales. The increase in sales to $2,200,141 during the six months ended August 31, 2017 from $1,627,368 during the six months ended August 31, 2016.  The increase of 35% is primarily due to increasing sales of our bottle, portable retail and pitcher products.

Cost of sales and gross profit percentage. As a percentage of sales, the gross profit margin during the six months ended August 31, 2017 increased to 47% from 42%.  The product mix and timing of significant sales is always an important factor in the resulting profit margins reported.  The Company believes that the average gross margin percentages overall will decrease to a range around approximately 45% in the foreseeable future.

Selling, general, and administrative expenses. These expenses decreased by $866,089, or (53%), during the six months ended August 31, 2017 compared to the same period in the prior year.  The decrease was a direct result of the decrease in legal and personnel costs incurred in reductions of the Company's management and Board of Directors.

Depreciation and amortization.  During the six months ended August 31, 2017 changed by $7,775 compared to the depreciation for the six months ended August 31, 2016.

Income tax benefit (expense).  The Company recorded an income tax $6,050 due to pretax income of $251,435 compared to an income tax benefit of $379,358 due to the pretax loss of $972,169 during the six month period ended August 31, 2016.

Net income (loss). Net income for the six month period ended August 31, 2017 was $245,384 compared to net loss of $592,811 for the six month period ended August 31, 2016.

Liquidity and Capital Resources

Net cash provided by operating activities. During the six-month period ended August 31, 2017, cash provided in operating activities was $564,856, compared to cash used in operating activities of  $1,625,152 in the same period during 2016.This was primarily the result of increased sales and reduced expenses combined with collections of accounts receivable.

Net cash used in investing activities. During the six month period ended August 31, 2017, the Company spent approximately $2,995 on capital expenditures.  In comparable period of the prior year, the Company spent $25,582 on capital expenditures.

Net cash provided by financing activities. Cash used in financing activities during the six month period ended August 31, 2017 was $1,790 compared to $24,538 during the comparable period. This was a result of the addition of a new capital lease in this fiscal year compared to various leases added in the previous year.

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

The Company believes that the estimates, assumptions and judgments involved in the accounting policies described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of its most recent Annual Report on Form 10-K for the fiscal year ended February 28, 2017 have the greatest potential impact on its consolidated financial statements, so it considers these to be its critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates the Company uses in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for inventory reserves and stock-based compensation. These policies require that the Company make estimates in the preparation of its consolidated financial statements as of a given date.

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There were no material changes to the Company's critical accounting policies or estimates during the three-month period ended August 31, 2017.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of August 31, 2017.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at August 31, 2017:

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

(4)	ineffective controls over period end financial disclosure and reporting processes; and

Management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on the Company's financial reporting during the fiscal quarter ended August 31, 2017.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our Risk Factors included in our fiscal 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2017.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

 ITEM 6.  EXHIBITS

Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

 Reports on Form 8-K

Two reports were filed under cover of Form 8-K for the fiscal quarter ended August 31, 2017 relating to our fiscal year end and first fiscal quarter operations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Seychelle Environmental Technologies, Inc.

Date: October 13, 2017	By:	/s/ Carl Palmer
Carl Palmer Director, Chief Executive Officer and Chief Financial Officer