Form 10-Q
period 2017-11-30
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2018-01-12
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending November 30, 2017

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

The number of shares outstanding of the Registrant's common stock, as of January 11, 2018 was 26,640,313.

References in this document to "us," "we," or "Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiaries.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	November 30, 2017	February 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,776,482	$732,112
Accounts receivable, net of allowance for doubtful accounts and sales returns
of $6,080 and $47,600, respectively	756,766	905,507
Related party receivables	28,922	27,200
Inventory, net	975,373	1,421,871
Prepaid expenses, deposits and other current assets	241,649	282,560
Total current assets	3,779,192	3,369,250

Property and equipment, net	127,267	164,997
Other assets	74,848	81,310

Total assets	$3,981,307	$3,615,557

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$322,820	$476,415
Customer deposits	130,058	99,677
Capital lease obligations, current portion	5,277	4,047
Total current liabilities	458,155	580,139

Long-term liabilities:
Capital lease obligations, net of current	10,481	14,744
Total liabilities	468,636	594,883

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 26,640,313 issued and outstanding at November 30, 2017 and February 28, 2017, respectively	26,641	26,641
Additional paid-in capital	8,944,368	8,944,368
Accumulated deficit	(5,428,658)	(5,920,655)
Less treasury stock at cost	(29,680)	(29,680)
Total stockholders' equity	3,512,671	3,020,674

Total liabilities and stockholders' equity	$3,981,307	$3,615,557

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended November 30,
	2017	2016
Sales	$1,629,324	$1,257,844
Cost of sales	858,765	1,003,395
Gross profit	770,559	254,449
Operating expenses
Selling, general, and administrative	507,325	523,029
Depreciation and amortization	16,040	19,821
Total operating expenses	523,365	542,850
Income (loss) from operations	247,194	(288,401)
Other income (expense)
Interest income	-	7
Interest expense	(576)	(621)
Other income (expense)	-	(1,068)
Total other income (expense)	(576)	(1,682)
Income (loss) before income tax benefit (expense)	246,618	(290,083)
Income tax benefit (expense)	-	5,853
Net income (loss)	$246,618	$(284,230)
BASIC INCOME (LOSS) PER SHARE	$0.01	$(0.01)
DILUTED INCOME (LOSS) PER SHARE	$0.01	$(0.01)
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	26,574,313
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	26,574,313

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended November 30,
	2017	2016
Sales	$3,829,465	$2,885,212
Cost of sales	2,014,064	1,950,312
Gross profit	1,815,401	934,900
Operating expenses
Selling, general, and administrative	1,262,269	2,144,063
Depreciation and amortization	51,094	62,651
Total operating expenses	1,313,363	2,206,714
Income (loss) from operations	502,038	(1,271,814)
Other income (expense)
Interest income	-	23
Interest expense	(3,850)	(1,624)
Other income	(142)	11,163
Total other income (expense)	(3,992)	9,562
Income (loss) before income tax benefit (expense)	498,046	(1,262,252)
Income tax benefit (expense)	(6,051)	385,211
Net income (loss)	$491,995	$(877,041)
BASIC INCOME (LOSS) PER SHARE	$0.02	$(0.03)
DILUTED INCOME (LOSS) PER SHARE	$0.02	$(0.03)
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	26,574,313
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	26,574,313

See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended November 30,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$491,995	$(877,041)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	51,094	62,651
Loss on disposal of assets	-	5,586
Stock-based compensation	-	117,500
Provision for doubtful accounts	(41,520)	(103,652)
Deferred income tax expense (benefit)	-	(391,485)
Changes in operating assets and liabilities:
Accounts receivable	190,261	(531,850)
Related party receivables	(1,722)	12,225
Inventory	446,498	519,922
Prepaid expenses, deposits and other assets	47,375	(85,647)
Accounts payable and accrued expenses	(153,595)	(99,916)
Income taxes payable	-	(252,414)
Customer deposits	30,381	105,962
Net Cash Provided By (Used In) Operating Activities	1,060,767	(1,518,159)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,364)	(25,582)
Net Cash Used In Investing Activities	(13,364)	(25,582)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(3,033)	(8,269)
Repurchase of common stock	-	(17,400)
Net Cash Used in Financing Activities	(3,033)	(25,669)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,044,370	(1,569,410)

CASH AND CASH EQUIVALENTS - beginning of period	732,112	2,062,873

CASH AND CASH EQUIVALENTS - end of period	$1,776,482	$493,463

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$3,850	$1,624
Income taxes	$-	$252,414

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
November 30, 2017

NOTE 1:    CONDENSED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company" or "Seychelle") without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 2017.  The results of operations for the periods ended November 30, 2017 and 2016 are not necessarily indicative of the operating results for the full fiscal years.

The summary of significant accounting policies of the Company is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these condensed consolidated financial statements and the February 28, 2017 consolidated financials included in the Form 10-K filed on June 14, 2017.

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

NOTE 2:    MANAGEMENT'S PLAN

As of November 30, 2017, the Company had $1,776,482 in cash and cash equivalents, $756,766 in accounts receivable and a backlog of $400,699 in unshipped product.  This year, Seychelle has expanded its sales efforts in the following international markets; Mexico, Sri Lanka, Vietnam, South Korea, Australia, New Zealand, Japan and China.  Managements intends to expand marketing activities in international markets and E-commerce.  In addition, Seychelle continues to manage cost in line with current revenue.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
November 30, 2017

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

The denominator for diluted income (loss) per share for the periods ended November 30, 2017 and 2016, respectively, did not include 6,407,221 warrants as they would have been anti-dilutive.
	For the nine months ended
	November 30,
	2017	2016
Numerator:
Net income (loss) available to common shareholders	$491,995	$(877,041)
Weighted average shares – basic	26,574,313	26,574,313
Net income (loss) per share – basic	$0.02	$(0.03)

Dilutive effect of common stock equivalents:
Warrants	-	-
Weighted average shares – diluted	26,574,313	26,574,313
Net income (loss) per share – diluted	$0.02	$(0.03)

	For the three months ended
	November 30,
	2017	2016
Numerator:
Net income (loss) available to common shareholders	$246,618	$(284,230)
Weighted average shares – basic	26,574,313	26,574,313
Net income (loss) per share – basic	$0.01	$(0.01)

Dilutive effect of common stock equivalents:
Warrants	-	-
Weighted average shares – diluted	26,574,313	26,574,313
Net income (loss) per share – diluted	$0.01	$(0.01)

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
November 30, 2017

NOTE 4:   COMMON STOCK

During the nine month period ended November 30, 2016, 250,000 shares of fully vested restricted common stock were issued by the Company to an employee.  The shares were valued at the closing price of the Company's common stock at the date of the grant for a total expense of $117,500. No shares were issued to employees during the current fiscal year.

NOTE 5:    INVENTORY

The Company's inventory consisted of the following at November 30, 2017 and February 28, 2017:

	November 30, 2017	February 28, 2017
Raw materials	$716,182	$1,034,406
Finished goods	259,191	387,465
Net inventory	$975,373	$1,421,871

NOTE 6:    CONCENTRATIONS

Sales to one customer accounted for 33% and 32% of sales for the three and nine month periods ended November 30, 2017, respectively. Accounts receivable from one customer amounted to $583,779 or approximately 89% of accounts receivable as of November 30, 2017.

Sales to one customer accounted for 38% and 37%, respectively, of sales for the three and nine month period ended November 30, 2016. Accounts receivable from this customer amounted to $518,242 or 59% of accounts receivable as of November 30, 2016.

NOTE 7:    INCOME TAXES

We recorded a provision for income taxes of $0 for the quarter ended November 30, 2017, related to federal and state taxes, based on the Company's expected annual effective tax rate and utilization of net operating loss carried forward.  The Company expects its effective tax rate for the 2018 fiscal year to be different from the federal statutory rate due primarily to a change in the income tax valuation allowance.

Management evaluated the need for a full valuation allowance at the end of the quarter ended November 30, 2017. Management evaluated both positive and negative evidence.  The weight of negative factors and level of economic uncertainty in our current business continues to support the conclusion that the realization of our deferred tax assets does not meet the "more likely than not" standard.  Therefore, a full valuation allowance remains against the net deferred tax assets.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
November 30, 2017

NOTE 8:    RELATED PARTY TRANSACTIONS

During the three month periods ended November 30, 2017 and 2016, the Company incurred consulting fees to related parties in the amounts of $0 and $12,350, respectively. During the nine month periods ended November 30, 2017 and 2016, the Company incurred consulting fees to related parties in the amounts of $0 and $49,090 respectively. These fees from TAM Irrevocable Trust ("TAM") were related to consulting services from TAM, in which Cari Beck is trustee.  Ms. Beck is a current Board member of the Company, as well as daughter of Carl Palmer, Chief Executive Officer and Board member of the Company. These amounts are included as a component of selling, general and administrative expenses on the condensed consolidated statements of operations. All amounts due to TAM have been paid in full.

During the three months ended November 30, 2017 and 2016, TAM purchased, on behalf of the Company, $0 and $61,884, respectively, of raw materials from a vendor with which it already had a business relationship. During the nine months ended November 30, 2017 and 2016, TAM purchased, on behalf of the Company, $0 and $86,734, respectively, of raw materials from the same vendor.

The Company utilizes the services of an individual, who is a related party, to source materials and provide the manufacturing of component parts with third-party vendors in China. For the three months ended November 30, 2017 and 2016, purchases facilitated through the related party accounted for approximately 27% and 16% of total Company raw materials purchases.  For the nine months ended November 30, 2017 and 2016, purchases facilitated through the related party accounted for approximately 22% and 33%, respectively, of total Company raw material purchases.

As of November 30, 2017 and February 28, 2017, the Company had receivables from employees of approximately $26,750 and $27,200. These amounts are being repaid through direct payroll withdrawals.

 NOTE 9:    COMMITMENTS AND CONTINGENCIES

The Company has a lease agreement for its corporate offices, inventory and production facility at 22 Journey in Aliso Viejo, CA.  The lease has a term of 5 years at a monthly rental of approximately $19,000.

NOTE 10:    SUBSEQUENT EVENTS

Management has evaluated subsequent events from November 30, 2017 through the date the condensed consolidated financial statements were issued, and has concluded that no subsequent events have occurred that would require recognition or disclosure in these condensed consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") as of and for the three and nine month periods ended November 30, 2017 and 2016. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2017.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summarized historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three and nine month periods ended November 30, 2017 and 2016 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three month period ended November 30, 2017 compared to the corresponding period in 2016

			Period over
	2017	2016	Period change	%

Sales	$1,629,324	$1,257,844	371,480	30%
Cost of sales	858,765	1,003,395	(144,630)	-14%
Gross profit	770,559	254,449	516,110	203%
Gross profit %	47%	20%
Selling general and administrative	507,325	523,029	(15,704)	-3%
Depreciation and amortization	16,040	19,821	(3,781)	-19%
Other income (expense)	(576)	(1,682)	1,106	66%
Income (loss) before income tax benefit (expense)	246,618	(290,083)	536,701	185%
Income tax benefit (expense)	-	5,853	(5,853)	-100%
Net income (loss)	246,618	(284,230)	530,848	187%

Sales. Sales increased by $371,480 or 30% to $1.63 million during the three months ended November 30, 2017 from $1.26 million during the three months ended November 30, 2016.  The increase is primarily due to increasing sales of our bottle, portable retail, and pitcher replacement and pitcher custom product lines. Sales during the three months ended November 30, 2017 of these product lines were $1,471,441, compared to $1,072,450 for the same period ended in the prior year.  At this time it is too early to give definitive guidance regarding sales for the fourth fiscal quarter.

Cost of sales and gross profit percentage. As a percentage of sales, the gross profit margin during the three months ended November 30, 2017 increased to 47% from 20% due to the Company managing cost in line with revenue.   The product mix and timing of significant sales is always an important factor in the resulting profit margins reported.  The Company believes that the average gross margin percentages overall can decrease to a range around approximately 45% in the foreseeable future.

Selling, general, and administrative. These expenses decreased by $15,704, or (3%), during the three months ended Novem\ber 30, 2017 compared to the same period ended in the prior year.  The decrease was a direct result of the decrease in legal and personnel costs.

Depreciation and amortization.  Depreciation and amortization expense was decreased due to disposal of fixed assets over the past year.

Income tax benefit (expense).  The Company recorded no tax provision due to NOL utilization even with a pretax income of $246,618 during the three month period ended November 30, 2017 compared to income tax benefit of $5,853 due to the pretax loss of ($290,083) during the three months ended November 30, 2016.

Net income (loss). Net income for the three month period ended November 30, 2017 was $246,618 compared to net (loss) for the three month period ended November 30, 2016 of $284,230.  This was primarily due to the increase of $371,480 or 30 % in sales and a decrease of $15,704 in selling, general and administrative.

Nine month period ended November 30, 2017 compared to the corresponding period in 2016

			Period over
	2017	2016	Period change	%

Sales	$3,829,465	$2,885,212	944,253	33%
Cost of sales	2,014,064	1,950,312	63,752	3%
Gross profit	1,815,401	934,900	880,501	94%
Gross profit %	47%	32%
Selling general and administrative	1,262,269	2,144,063	(881,794)	-41%
Depreciation and amortization	51,094	62,651	(11,557)	-18%
Other income (expense)	(3,992)	9,562	(13,554)	-142%
Income (loss) before income tax benefit (expense)	498,046	(1,262,252)	1,760,298	139%
Income tax benefit (expense)	(6,051)	385,211	(391,262)	-102%
Net income (loss)	491,995	(877,041)	1,369,036	156%

Sales. The increase in sales to $3,829,465 during the nine months ended November 30, 2017 from $2,885,212 during the nine months ended November 30, 2016.  The increase of 33% is primarily due to increasing sales of our bottle, portable retail and pitcher products.  At this time it is too early to give definitive guidance regarding sales for the fourth fiscal quarter.

Cost of sales and gross profit percentage. As a percentage of sales, the gross profit margin during the nine months ended November 30, 2017 increased to 47% from 32% due to the Company managing cost in line with revenue.  The product mix and timing of significant sales is always an important factor in the resulting profit margins reported.  The Company believes that the average gross margin percentages overall can decrease to a range around approximately 45% in the foreseeable future.

Selling, general, and administrative. These expenses decreased by $881,794 or (41%), during the nine months ended November 30, 2017 compared to the same period in the prior year.  The decrease was a direct result of the decrease in legal and personnel costs incurred in reductions of the Company's management and Board of Directors.

Depreciation and amortization.  During the nine months ended November 30, 2017 changed by $11,557 compared to the depreciation for the nine months ended November 30, 2016.

Income tax benefit (expense).  The Company recorded an income tax $6,051 due to NOL utilization even with pretax income of $498,046 compared to an income tax benefit of $385,211 due to the pretax loss of $1,262,252 during the nine month period ended November 30, 2016.

Net income (loss). Net income for the nine month period ended November 30, 2017 was $491,995 compared to net loss of $877,041 for the nine month period ended November 30, 2016.

 Liquidity and Capital Resources

Net cash provided by operating activities. During the nine-month period ended November 30, 2017, cash provided in operating activities was $1,060,767, compared to cash used in operating activities of $1,518,159 in the same period during 2016.This was primarily the result of increased sales and reduced expenses combined with collections of accounts receivable.

Net cash used in investing activities. During the nine month period ended November 30, 2017, the Company spent approximately $13,364 on capital expenditures.  In comparable period of the prior year, the Company spent $25,582 on capital expenditures.

Net cash provided by financing activities. Cash used in financing activities during the nine month period ended November 30, 2017 was $3,033 compared to $25,669 during the comparable period. The decrease is the result of the addition of a capital in the prior fiscal year.

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

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There were no material changes to the Company's critical accounting policies or estimates during the three-months ended November 30, 2017.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern—Disclosures of Uncertainties about an entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides new guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company adopted ASU 2014-15 during the fiscal year ended February 28, 2017.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted.  The Company adopted ASU 2016-09 during the current fiscal year.  This adoption did not have a material impact on the company's consolidated results of operations, financial condition or cash flows.

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company's present or future consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.  CONTROLS AND PROCEDURES

None.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of November 30, 2017.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at November 30, 2017:

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

(4)	ineffective controls over period end financial disclosure and reporting processes; and

Management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on the Company's financial reporting during the fiscal quarter ended November 30, 2017.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On March 27, 2017, the Company received a Notice of Filing of Discrimination complaint in the Superior Court of California, County of Orange by a former employee.  The Company also received on June 5, 2017, a Request for Entry of Default filed to Superior Court of California, County of Orange by the same employee.  The case is currently in the discovery phase. The Company believes that the complaint is completely without merit and plans to vigorously contest the matter.

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

Seychelle Environmental Technologies, Inc.

Date: January 12, 2018	By:	/s/ Carl Palmer
Carl Palmer Director, Chief Executive Officer and Chief Financial Officer