Form 10-K
period 2018-02-28
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2018-06-08
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2018

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

The number of shares outstanding of the registrant's common stock, as of June 7, 2018 was 26,640,313.

The aggregate market value of the voting stock of the Registrant held by non-affiliates as of August 31, 2017 was approximately $1,886,303.

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

Currently, the majority of our sales are to customers in the U.S. For the year ended February 28, 2018, we had three U.S. based customers that accounted for 56% of our total sales.  For the year ended February 28, 2017, we had three U.S. based customers that accounted for 53% of our total sales.

Backlog

As of February 28, 2018, and February 28, 2017, we had a backlog of approximately $395,000 and $465,000, respectively in unshipped orders.

Employees

As of February 28, 2018, we had a President and one (1) executive employee managing the Company with five (5) administrative employees supporting that effort.  In assembly, operations and warehousing we had seventeen (17) full-time employees and one (1) part-time employee.

As of February 28, 2017, we had a President and one (1) executive employee managing the Company with six (6) administrative employees supporting that effort.  In assembly, operations and warehousing we had twenty six (26) full-time employees and one (1) part-time employee working to fill orders.

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

Research and Development

We did not spend a significant amount for research and development activities during the fiscal year ended February 28, 2018.

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

We Have Been Profitable for Six of Our Eight Most Recent Fiscal Years. However, We Cannot Guarantee That We Will Continue to Conduct Profitable Operations. We were profitable for our most recent fiscal year.

We recorded a net loss and negative cash flows from operations for the most recent fiscal year ending February 28, 2017. We had the following (loss) income for the years ending:

Net Income (Loss)
February 28, 2018	$660,907
February 28, 2017	$(2,147,224)
February 29, 2016	$1,032,941
February 28, 2015	$(1,405,909)
February 28, 2014	$506,797
February 28, 2013	$635,883
February 29, 2012	$197,986
February 28, 2011	$1,711,790

While we believe that we have had a successful operating history, we cannot guarantee that we will continue to be profitable.  If we do not continue to be profitable, we may go out of business, and an investor could lose their entire investment.

We Have a Significant Dependence on a Few Customers.

During the fiscal year ended February 28, 2018, the Company had three customer who accounted for approximately 33%, 12% and 11% (or 56%) of total sales during the fiscal year ended February 28, 2018.  As of February 28, 2017, the Company had three customers who accounted for approximately 36%, 9% and 8% (or 53%) of total sales during the fiscal year ended February 28, 2017.  One of those customers accounted for approximately 33% and 60% of net accounts receivable as of February 28, 2018 and February 28, 2017, respectively.  Management believes that if future revenues from its significant customers decline, those revenues can be replaced through the sales to other customers.  However, there can be no assurance that this will occur, which could result in an adverse effect on the Company's financial condition or results of operations in the future.

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

Our Board of Directors and the Majority of the Shares of the Company is Under the Complete Control of Mr. Carl Palmer.

The Board of Directors is completely under the control of Mr. Carl Palmer. The current Board of Directors consists of Mr. Palmer, his daughter, Mrs. Cari Beck, her husband and Mr. Palmer's son-in-law, Mr. John Beck, Gary Hess and Jenevieve Fisher.

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

Trading in our shares is subject to the "penny stock rules" adopted pursuant to Rule 15g-9 of the Securities and Exchange Act of 1934, as amended, which apply to companies that are not listed on an exchange and whose common stock trades at less than $5.00 per share or which have a tangible net worth of less than $5,000,000 or $2,000,000 if we have been operating for three or more years. The penny stock rules impose additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the penny stock rules will affect the ability of broker-dealers to sell shares of our common stock and may affect the ability of shareholders to sell their shares in the secondary market, as compliance with such rules may delay and/or preclude certain trading transactions. The rules could also have an adverse effect on the market price of our common stock.

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

ITEM 2. PROPERTIES

The Company has a lease agreement for its corporate offices, inventory and production facility at 22 Journey in Aliso Viejo, Ca.  The lease has a term of 5 years at a monthly rental of approximately $20,000.

We hold trademarks and a tradename, we previously held two patents which are now expired. We currently hold no patents.

ITEM 3. LEGAL PROCEEDINGS

The Company may be, from time to time, involved in legal proceedings in the normal course of business.  The Company is involved in the following legal proceedings as of February 28, 2018 which would be deemed material:

On March 27, 2017, the Company received a Notice of Filing of Discrimination complaint in the Superior Court of the State of California, County of Orange by a former employee.  The Company also received on June 5, 2017, a Request for Entry of Default filed to Superior Court of California, County of Orange by the same employee. The matter is currently set for trial on June 25, 2018.  The case is in the discovery phase.  The Company believes that the complaint is completely without merit and plan to vigorously contest the matter.

Another pending action is Rolling Tides, LLC vs. Carl Palmer, Seychelle Environmental Technologies, Inc., and other defendants.  The case was brought in the Superior Court of the State of California, County of Orange.  The action alleges certain fraudulent transfers occurred from Seychelle to the various defendants.  The plaintiffs have refused to identify any such transfers by date or amount.  The matter is in early discovery and no trial date is set.  All the defendants have denied the allegations of the complaint and are vigorously defending the matter.  It is not likely that the case will be settled without trial.  The Company believes that the case has no merit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market or Markets

Our Common Stock began trading in 1997 on the OTC Bulletin Board ("OTCBB").  Since the consummation of trading our common stock, market makers and other dealers have provided bid and ask quotations of our Common Stock under the symbol "SYEV." We were de-listed from the OTCBB in 2002 and were traded on the "Pink Sheets" from December 2002 to March 11, 2008, when we were re-listed on the OTCBB. The table below represents the range of high and low bid quotations of our common stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent factual transactions.  As of June 6, 2018, the common stock had a closing bid price of $0.2201 per share.

Fiscal Year 2018	High Bid	Low Bid

Quarter Ended:

First Quarter May 2017	$0.15	$0.15

Second Quarter August 2017	$0.19	$0.19

Third Quarter November 2017	$0.17	$0.10

Fourth Quarter February 2018	$0.27	$0.26

Fiscal Year 2017	High Bid	Low Bid

Quarter Ended:

First Quarter May 2016	$0.53	$0.51

Second Quarter August 2016	$0.20	$0.20

Third Quarter November 2016	$0.24	$0.24

Fourth Quarter February 2017	$0.17	$0.17

Approximate Number of Holders of Common Stock

As of February 28, 2018, there were approximately 354 shareholders on record of our common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries as of and for the fiscal years ended February 28, 2018 and February 28, 2017.  The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606 ("ASU 2014-09"). The new revenue recognition standard provides a give-step analysis of transactions to determine when and how revenue is recognized. The premise of the standard is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption.

The Company has elected to adopt the guidance beginning in fiscal 2019 using the modified retrospective approach. The Company is performing as assessment of the impact of adoption of this guidance, including required disclosures with assistance from an outside subject matter expert. Although our evaluation is not yet finalized, management believes that the impact of adopting the standard on our consolidated financial statements and related disclosures will not be material.

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

Results of Operations

Our summary historical financial data is presented in the following table to aid you in your analysis.  You should read this data in conjunction with this section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this annual report.  The selected financial data below for the fiscal years ended February 28, 2018 and February 28, 2017 are derived from our consolidated financial statements included elsewhere in this annual report.

Fiscal year ended February 28, 2018 compared to the corresponding period in fiscal 2017.

Selected Financial Data

	Years Ended
	February 28,	February 28,		Percentage
	2018	2017	Difference	Change

Sales	$5,279,377	$4,378,436	$900,941	21%
Cost of sales	2,802,565	3,303,274	(500,709)	(15%)
Gross profit	2,476,812	1,075,162	1,401,650	130%
Gross profit percentage	47%	25%	156%

Selling, general and administrative expenses	1,614,885	2,414,225	(799,340)	(33%)
Impairment of intangible assets	-	50,000	(50,000)	(100%)
Legal expenses	162,425	374,103	(211,679)	(57%)
Depreciation and amortization	60,232	80,781	(20,549)	(25%)

Income (loss) from operations	639,270	(1,843,947)	2,483,217	(135%)

Interest income	-	28	(28)	(100%)
Interest expense	(4,394)	(1,640)	(2,754)	168%
Other income	32,728	475	32,253	6790%

Income (loss) before income taxes	667,604	(1,845,084)	2,512,688	(136%)
Income (loss) before income taxes percentage	13%	(42%)	291%

Provision for income taxes	(6,697)	(302,140)	295,433	(98%)
Net income (loss)	660,907	(2,147,224)	2,808,131	(131%)
Net income (loss) percentage	13%	(49%)	356%
Net income (loss) per share - basic and diluted	$0.02	$(0.08)

Net cash provided by (used in) operating activities	1,369,179	(1,276,231)
Net cash used in investing activities	(21,151)	(27,092)
Net cash used in financing activities	(4,307)	(27,438)

Sales.  Sales increased to $5,279,377 during the fiscal year ended February 28, 2018 from $4,378,436 during the year ended February 28, 2017.  The increase of 21% is primarily due to increasing sales of our bottle, portable retail, pitcher products and straw.

Cost of sales and gross profit percentage.  As a percentage of sales, the gross profit margin during the year ended February 28, 2018 increased to 47% from 25% due to Company managing cost in line with revenue.  The product mix and timing of significant sales is always an important factor in the resulting profit margins reported.  The Company believes that the average gross margin percentages overall can decrease to a range around approximately 40% in the foreseeable future.

Legal expenses.  The decrease in legal expenses of $211,679 is due to fees for employment matters/product design and performance not recurring in 2018.

Impairment of intangible assets. The Company did not record any impairment charge during the fiscal year ended February 28, 2018.  The Company recorded an impairment charge of $50,000 the balance of purchased intellectual property from a related party for $150,000 in fiscal year ended February 28, 2017.

Selling, general and administrative. The selling, general and administrative expenses decreased $799,340, or (33%), from prior year. This decrease was a direct result of the decrease in personnel costs incurred in reductions of the Company's management and Board of Directors.

Interest income and expense. Interest income and expense was relatively consistent from year to year.

Other income and expense.  Other income and expense increased $32,253, or 6790%.

Provision for income taxes.   The Company recorded an income tax expense of $6,697 with pretax income of $667,603.  In the fiscal year ended February 28, 2017 the company recorded an income tax provision of $302,140.

Net Income (loss).  The net income for the year ended February 28, 2018 is $660,907 compared to the net (loss) for the year ended February 28, 2017 of $2,147,224 ($0.02 income per basic share and $0.02 per diluted share).

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

The following table summarizes our significant contractual obligations on an undiscounted basis as of February 28, 2018 and the future periods in which such obligations are expected to be settled in cash or converted into the Company's common stock. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in footnotes, as referenced below:

	Total	Less Than 1 Year	1- 3 Years	3-5 Years	More Than 5 Years
Accounts payable and accrued liabilities	$450,948	$450,948	$-	$-	$-
Customer deposits	163,184	163,184	-	-	-
Capital lease	5,403	4,047	1,356	-	-
Other contractual commitments (1)	868,816	246,908	512,908	109,000	-
Total contractual obligations	$1,488,351	$865,087	$514,264	$109,000	$-

(1) Office lease commitments expiring July 2021 and equipment lease expiring in fiscal year 2020.

Liquidity and capital resources.

Net cash provided by (used in) operating activities. During the fiscal years ended February 28, 2018, the Company had cash provided by operating activities of $1,369,179 compared to cash used in operating activities of $1,276,231 in the comparable prior period. During the year ended February 28, 2018, the Company had a net income of $660,907 compared to year ended February 28, 2017 the Company had a net loss of $2,147,224.

Net cash used in investing activities. The Company spent approximately $21,000 on capital expenditures compared to approximately $27,000 in the comparable prior period.  Cash used in investment during the year ended February 28, 2018 was for the purchase of  additional tooling and molding to increase production capacity and also for shop equipment.

Net cash used in financing activities.  In fiscal 2018 and 2017, the Company repaid $4,307 in capital leases payable. In fiscal 2017, we also repurchased 30,000 shares of common stock for a cost of $17,400.

As of February 28, 2018, the Company has unrestricted cash and cash equivalent of approximately $2,076,000 and a backlog of approximately $395,000 in orders to fill.

Capital expenditures.

We do not expect any major capital expenditures in fiscal 2018.  However, minor purchases of additional molds or tooling may be needed to expand our product line.  We will be able to fund these purchases from cash on hand and we will not require outside financing.

Employees.

As of February 28, 2018, we had a President and one (1) executive employee with five (5) administrative employees supporting that effort.  In assembly, operations and warehousing we had seventeen (17) full-time employees and one (1) part-time employee.

As of June 8, 2018, our employees consisted of a President and one (1) executive employee with four (4) administrative employees supporting that effort. In assembly, operations and warehousing we had sixteen (16) full-time employees and one (1) part time employee.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Seychelle Environmental Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seychelle Environmental Technologies, Inc. and its subsidiaries (the Company) as of February 28, 2018 and 2017, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Squar Milner LLP

We have served as the Company's auditor since 2016.

Newport Beach, California

June 8, 2018

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Balance Sheets

ASSETS
	February 28,	February 28,
	2018	2017
CURRENT ASSETS
Cash and cash equivalents	$2,075,833	$732,112
Accounts receivable, net of allowance for doubtful accounts of $8,617 and $47,600 respectively	829,790	905,507
Related party receivable	35,007	27,200
Inventory, net	998,296	1,421,871
Prepaid expenses, deposits and other current assets	159,980	282,560
Total current assets	4,098,906	3,369,250

PROPERTY AND EQUIPMENT, NET	135,539	164,997

OTHER ASSETS
Other assets	66,670	81,310

TOTAL ASSETS	$4,301,115	$3,615,557

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$441,866	$476,415
Customer deposits	163,184	99,677
Capital lease obligations, current portion	5,402	4,047
Total current liabilities	610,452	580,139

LONG-TERM LIABILITIES

Capital lease obligations, net of current portion	9,082	14,744
Total long-term liabilities	9,082	14,744

Total liabilities	619,534	594,883

Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY
Preferred stock, 6,000,000 shares authorized,
none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares
authorized, 26,640,313 shares
issued and outstanding	26,641	26,641
Additional paid-in capital	8,944,368	8,944,368
Accumulated deficit	(5,259,748)	(5,920,655)
Less treasury stock at cost 66,000 shares	(29,680)	(29,680)

Total stockholders' equity	3,681,581	3,020,674
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,301,115	$3,615,557

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Statements of Operations

	For the Year Ended
	February 28,	February 28,
	2018	2017

SALES	$5,279,377	$4,378,436
COST OF SALES	2,802,565	3,303,274
GROSS PROFIT	2,476,812	1,075,162

Selling, general and administrative expenses	1,614,885	2,414,225
Impairment of intangible assets (Note 5)	-	50,000
Legal expenses	162,425	374,103
Depreciation and amortization	60,232	80,781

Total operating expenses	1,837,542	2,919,109

INCOME (LOSS) FROM OPERATIONS	639,270	(1,843,947)

Interest income	-	28
Interest expense	(4,394)	(1,640)
Other income	32,728	475

Total other income (expense)	28,334	(1,137)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	667,604	(1,845,084)

Provision for income taxes	(6,697)	(302,140)

NET INCOME (LOSS)	$660,907	$(2,147,224)
NET INCOME (LOSS) PER SHARE
Basic	$0.02	$(0.08)
Diluted	$0.02	$(0.08)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	26,574,313	26,574,313
Diluted	26,574,313	26,574,313

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity
For the Years Ended February 28, 2017 and February 29, 2016

	Common Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at February 28, 2016	26,390,313	$26,391	36,000	$(12,280)	$8,827,118	$(3,773,431)	$5,067,798

Stock-based compensation	250,000	250	-	-	117,250	-	117,500

Treasury stock at cost	-	-	30,000	(17,400)	-	-	(17,400)

Net loss	-	-	-	-	-	(2,147,224)	(2,147,224)

Balance at February 28, 2017	26,640,313	26,641	66,000	(29,680)	8,944,368	(5,920,655)	3,020,674

Net income	-	-	-	-	-	660,907	660,907

Balance at February 28, 2018	26,640,313	$26,641	66,000	$(29,680)	$8,944,368	$(5,259,748)	$3,681,581

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	February 28, 2018	February 28, 2017

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$660,907	$(2,147,224)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	60,232	80,777
Loss on disposal of assets	-	5,587
Impairment of intangible assets	-	50,000
Stock-based compensation	-	117,500
Provision (recovery of) for doubtful accounts	37,911	(47,063)
Deferred tax	-	(468,282)
Increase in valuation allowance on deferred tax assets	-	1,081,998
Changes in operating assets and liabilities:
Accounts receivable	37,806	(634,209)
Related party receivable	(7,807)	12,375
Inventory	423,575	1,089,587
Prepaid expenses, deposits and other current assets	137,220	(232,779)
Accounts payable and accrued expenses	(34,549)	61,189
Income taxes payable	-	(317,145)
Customer deposits	63,507	71,458

Net Cash Provided by (Used In) Operating Activities	1,369,802	(1,276,231)

CASH FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(30,774)	(27,092)

Net Cash Used in Investing Activities	(30,774)	(27,092)

CASH FROM FINANCING ACTIVITIES:
Purchase of treasury stock	-	(17,400)
Repayment of capital lease obligations	(4,307)	(10,038)

Net Cash Used in Financing Activities	(4,307)	(27,438)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,343,721	(1,330,761)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	732,112	2,062,873

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,075,833	$732,112

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest	$4,395	$1,640
Income taxes	$-	$237,295

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

Management's Plan

As of February 28, 2018, the Company had approximately $2,076,000 in cash and cash equivalents and a backlog of approximately $395,000 in unshipped product.

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

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company's consolidated financial statements.  The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States and have been consistently applied in the preparation of the consolidated financial statements herein as of and for the years ended February 28, 2018 and February 28, 2017.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts and sales returns, inventory reserves and the deferred income tax valuation allowance. Actual results could differ from those estimates.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits of $250,000.  The Company has not experienced any losses related to this concentration of risk. Deposits exceeded insured limits by approximately $1,826,000 as of February 28, 2018.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Inventory is comprised of raw materials and finished goods.  Raw materials consist of fittings, caps and other components necessary to assemble the Company's finished goods.  Finished goods consist of water bottles and other filtration systems that are available for shipment to customers.  Finished goods and work in process include the costs of materials, labor and an allocation of overhead.  Total overhead allocated to inventory as of February 28, 2018 and February 28, 2017 amounted to approximately $68,000 and $234,000, respectively.

At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence.  This evaluation includes an analysis of sales levels by product type.  Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory.  Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory.  The Company's reserve for excess and obsolete inventory amounted to approximately $185,000 and $416,000 as of February 28, 2018 and February 28, 2017, respectively.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

The carrying value of long-lived assets, such as property and equipment, are evaluated when indicators of impairment are present. Impairment is assessed when the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company recorded an impairment charge for certain intangible assets in the amount of $50,000 for the year ended February 28, 2017.

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

Advertising

Advertising costs are expensed as incurred.  Total advertising expenses amounted to approximately $30,000 and $2,300 for the fiscal years ended February 28, 2018 and February 28, 2017, respectively, and recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

Research and Development

Research and development costs are expensed as incurred and amounted to approximately $6,100 and $1,200 for the fiscal years ended February 28, 2018 and February 28, 2017, respectively. These costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation
The Company follows FASB ASC Topic 718, Compensation – Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains services in share based payment transactions. ASC 718 requires entities to measure the cost of services received in exchange for equity instruments, including restricted stock, based on the grant date fair value of the award and to recognize it as compensation expense over the period services are to be provided, usually the vesting period.

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

The Company's fair value calculations for stock based compensation awards have been based on the following assumptions relates to year end February 28, 2018.

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

Income (Loss) Per Common Share

Basic net income (loss)  per common share is computed by dividing net (loss) income by the weighted average number of outstanding common shares during each of the periods presented. Diluted net income per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, assuming the conversion, exercise, or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. If the inclusion of common stock equivalents in the weighted average number of common shares outstanding would be anti-dilutive these items would be omitted from the calculation of net income (loss) per common share. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	For the year ended
	February 28,	February 28,
	2018	2017
Numerator:
Net income (loss) available to common shareholders	$660,907	$(2,147,224)
Weighted average shares – basic	26,574,313	26,574,313
Net income (loss) per share – basic	$0.02	$(0.08)

Dilutive effect of common stock equivalents:
Warrants	-	-
Weighted average shares – diluted	26,574,313	26,574,313
Net income (loss) per share – diluted	$0.02	$(0.08)

For the year ended February 28, 2018 and 2017, 6,407,221 potential common shares issuable upon the exercise of outstanding warrants have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive since the warrants are not "in the money" price.

Concentrations

The Company utilizes the services of two individuals, one of which is a related party and one of which is third-party, in China to source materials and the manufacturing of component parts with third-party vendors in China. As of February 28, 2018 and February 28, 2017, the Company had deposits for inventory purchases in China of approximately $8,067 and $3,000, respectively.

For the year ended February 28, 2018, we had 3 customers that accounted for 33%, 12% and 11% (or 56%).  As of February 28, 2017 we had three customer that accounted for 36%, 9% and 8% (or 53%) of our total sales.  One of these customers accounted for 33% and 68% as of February 28, 2018 and February 28, 2017 of net accounts receivable.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606 ("ASU 2014-09"). The new revenue recognition standard provides a give-step analysis of transactions to determine when and how revenue is recognized. The premise of the standard is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption.

The Company has elected to adopt the guidance beginning in fiscal 2019 using the modified retrospective approach. The Company is performing as assessment of the impact of adoption of this guidance, including required disclosures with assistance from an outside subject matter expert. Although its evaluation is not yet finalized, management believes that the impact of adopting the standard on our consolidated financial statements and related disclosures will not be material.

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

NOTE 3:   INVENTORY

The Company's inventory consisted of the following at February 28, 2018 and February 28, 2017:

	February 28, 2018	February, 28 2017
Raw materials	$860,424	$1,059,482
Finished goods	137,872	362,389
Net inventory	$998,296	$421,871

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 4:   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at February 28, 2018 and February 28, 2017:

	February 28,	February 28,
	2018	2017
Tooling	$408,453	$380,529
Equipment	63,117	60,268
Computer equipment	63,520	63,520
Leasehold equipment	-	-
	535,090	504,317
Less: accumulated depreciation and amortization	(399,551)	(339,320)
Total	$135,539	$164,997

Fixed assets outside the United States included approximately $350,998 and $330,000 in tooling and equipment, at cost, located in various third party locations which manufacture the Company's component parts at February 28, 2018 and February 28, 2017, respectively. Depreciation expense included in operating expenses were $60,232 and $79,434 for the fiscal years ended February 28, 2018 and February 28, 2017, respectively.

NOTE 5:    INTANGIBLE ASSETS

The following is a summary of intangible assets at February 28, 2018 and February 28, 2017:

	February 28,	February 28,
	2018	2017
Intellectual property	$-	$-
Trademarks	24,100	24,100
Patents	22,560	22,560
	46,660	46,660
Less: accumulated amortization	(46,660)	(46,660)
Total	$-	$-

Intangible assets are amortized over their estimated useful economic lives of five years. Amortization expense related to intangibles was approximately $0 and $1,100 during the fiscal years ended February 28, 2018 and February 28, 2017, respectively.  During the year ended February 28, 2017, the Company identified that revenue related to the one specific product for this patent did not materialize and recorded an impairment charge in the amount of $50,000.

We previously held two patents, which have expired.  The first patent was for the portable water filtration system with the filter cap assembly.  The second patent was for a quick connect diverter valve.  We currently hold no patents.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 6:    CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under leases classified as capital leases. The leased equipment carried a cost of $26,000 and $26,000 as of February 28, 2018 and February 28, 2017, and is depreciated on a straight-line basis over 5 years. Total accumulated depreciation related to the leased equipment was $13,000 and $7,800 as of February 28, 2018 and February 28, 2017, respectively. Obligations outstanding as of February 28, 2018 and February 28, 2017 consisted of the following:

	February 28, 2018	February 28, 2017
Capital lease for equipment requiring monthly payments of principal and Interest of $546 through August 2020 bearing interest at an annual rate of 9.5%	16,914	22,918
Total capital lease obligations, principal and interest	16,914	22,918
Less amount representing interest	(2,430)	(4,127)
Total capital lease obligations, principal	14,484	18,791
Less current portion	(5,402)	(4,047)
Long term portion	$9,802	$14,744

Future maturities of the capital lease obligation as of February 28, 2018 are:

Fiscal Year Ending
February 28,	Amount

2019	5,402
2020	5,938
2021	3,144
Total	$14,484

NOTE 7:   RELATED PARTY TRANSACTIONS

The Company paid consulting fees to the Company's primary shareholder (the TAM Irrevocable Trust ("TAM Trust"), in which Cari Beck is the trustee and current Board member, as well as a daughter of Carl Palmer, an officer and Board member) totaling $0 and $37,350 during the years ended February 28, 2018 and February 28, 2017, respectively, which are included as a component of selling, general and administrative expenses on the consolidated statements of operations.

During the years ended February 28, 2018 and February 28, 2017, TAM Trust purchased, on behalf of the Company, approximately $132,000 and $77,000, respectively, of raw materials from a vendor with which it already had a business relationship.

The Company paid commission to Carl Palmer's brother-in-law for sourcing raw materials with third-party vendors in China.  The Company paid approximately $63,000 and $18,000 in direct commissions to the related party during the fiscal years ended February 28, 2018 and February 28, 2017, respectively.

The Company had advanced amounts to employees of approximately $28,600 and $27,200 as of February 28, 2018 and February 28, 2017. These amounts are being repaid through direct payroll withdrawals.

The Company had receivable from stockholders of approximately $6,000 and $0 as of February 28,2018 and February 28, 2017, respectively.

The Company had sales to two companies related to a member of the Board of Directors.  Specifically, sales to Sovereign Earth, LLC (dba Revolve) totaled approximately $636,000 and $265,000 for fiscal years February 28, 2018 and February 28, 2017, respectively and sales to Amazon Seychelle totaled approximately $24,000 and $0 for fiscal years February 28, 2018 and February 28, 2017, respectively.  Sovereign Earth, LLC (dba Revolve) shall be the sole and exclusive seller of the following products in worldwide markets, including Amazon World Marketplaces:  amazon.com, amazon.co uk, amazon.de, amazon.fr, amazon.jp, amazon, it, amazon.ca, amazon.cn, amazon.in, and amazon.com.mx for the duration of the agreement:  Generation#1 Filter Pitcher:  All filter iterations (regular, standard, advanced, radiological, extreme, supreme, etc.)

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 8:   EQUITY TRANSACTIONS

Restricted Stock Grants

During the year ended February 28, 2017, 250,000 shares of fully vested restricted common stock were issued by the Company to an employee.  The shares were valued at the closing price of the Company's common stock at the date of the grant for a total expense of $117,500.

During the year ended February 28, 2017, the Company repurchased 30,000 shares of common stock at a cost of  $17,400.  This repurchase has been recorded as treasury stock and reflected as a reduction of stockholders' equity.

Warrants

A summary of warrant activity for the fiscal years ended February 28, 2018 and February 28, 2017 is shown below.

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price

Outstanding at March 1, 2016	6,407,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at February 28, 2017	6,407,221	0.21
Granted	-	-
Exercised	-	-
Outstanding at February 28, 2018	6,407,221	0.21
Vested at February 28, 2018	6,407,221	0.21
Exercisable at February 28, 2018	6,407,221	0.21

The following table summarizes significant ranges of outstanding warrants as of February 28, 2018:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise	Number	Exercise
Exercise Price	Number	Life (Years)	Price	Outstanding	Price

$0.21	6,407,221	2.79	$0.21	6,407,221	$0.21

As of February 28, 2018 and February 28, 2017 the total outstanding warrants had an intrinsic value of $0.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 9:   INCOME TAXES

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended February 28, 2018:
U.S. federal	$(2,970)	-	(2,970)
State	9,667	-	9,667
Total income tax expense (benefit)	$6,697	-	6,697
Year ended February 28 2017:
U.S. federal	$(261,967)	501,492	239,525
State	(25,884)	88,498	62,614
Total income tax expense	$(287,851)	589,990	302,139

The income tax expense (benefit) differs from the expected amount of income tax expense (benefit) determined by applying a combined U.S. federal and state income tax rate of 40% to pretax income (loss) for the years ended February 28, 2018 and February 28, 2017 as follows:

	2018	2017
Expected tax (benefit) provision	$212,520	$(627,328)
State Income tax (benefit) provision	40,088	(105,566)
Other	28,468	(46,965)
Change in tax rate	282,408	-
Permanent differences	1,215	-
Change in valuation allowance	(558,002)	1,081,998
Income tax provision	$6,697	$302,139

Deferred tax assets are as follows:

	February 28,	February 28,
	2018	2017
Deferred tax assets:
NOL carryforwards	$158,318	$379,326
Depreciation	(23,600)	(80,545)
Reserves and accrued expenses	70,171	202,471
Stock compensation	-	645,673
Other	406,293	75,728
Valuation allowance	(611,182)	(1,222,653)
Net deferred tax assets	$-	$-

Tax Cuts and Jobs Act

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"). The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. statutory corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. U.S. GAAP requires that deferred income tax assets and liabilities be remeasured at the income tax rate expected to apply when those temporary differences reverse, and that the effects of any change to such income tax rate be recognized in the period when the change was enacted.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 9:   INCOME TAXES (CONTINUED)

Tax Cuts and Jobs Act

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"). The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. statutory corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. U.S. GAAP requires that deferred income tax assets and liabilities be remeasured at the income tax rate expected to apply when those temporary differences reverse, and that the effects of any change to such income tax rate be recognized in the period when the change was enacted.

In connection with the Company's initial analysis of the impact of the TCJA, the Company recorded a discrete net tax expense of $282,408 in the year ended February 28, 2018. This net expense is primarily due to the remeasurement of the Company's existing deferred tax assets and liabilities. Due to the Company having a full valuation allowance related to their deferred taxes, the $282,408 discrete tax expense associated with the remeasurement is equally offset by the valuation allowance causing an overall net zero impact on the Company's current tax rate.

The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. To the extent that a company's accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

 We recorded the effects of the TCJA for year ended February 28, 2018 using our best estimates and the information available to us through the date the financial statements were issued. However, our analysis is ongoing and as such, the income tax effects that we have recorded are provisional.

The valuation allowance for deferred tax assets as of February 28, 2018 and February 28, 2017 $611,182 and $1,222,653, respectively.  The net change in the total valuation allowance was an increase of $558,002 and $1,081,998 for the years ended February 28, 2018 and February 28, 2017, respectively. In assessing the realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment.  It was determined that it was more likely than not that a full valuation allowance was necessary as of February 28, 2018.

At February 28, 2018, the Company had unused net operating loss carryovers of approximately $496,000 and $927,000 for federal and state tax purposes, respectively, which expires beginning in 2037.

The Company includes interest and penalties, if any, arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of February 28, 2018 the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are fiscal years 2014 through 2017 for federal purposes and fiscal years 2013 through 2017 for state purposes.

NOTE 10:    COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement on one facility for its corporate offices, inventory and production at 22 Journey in Aliso Viejo, CA for a term of 5 years at a monthly rental of approximately $19,000, and such amounts are included in the table below.

Future minimum base lease payments are as follows:

Fiscal Year Ending
February 28,	Amount

2019	$246,908
2020	253,908
2021	259,000
2022	109,000
Total	$868,816

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 10:    COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Proceedings

The Company was involved in litigation or legal proceedings as of February 28, 2018.  On March 27, 2017, the Company received a Notice of Filing of Discrimination complaint in the Superior Court of the State of California, County of Orange by a former employee.  The Company also received on June 5, 2017, a Request for Entry of Default filed to Superior Court of California, County of Orange by the same employee. The matter is currently set for trial on June 25, 2018.  The.case is in the discovery phase.  The Company believes that the complaint is completely without merit and plan to vigorously contest the matter.

Another pending action is Rolling Tides, LLC vs. Carl Palmer, Seychelle Environmental Technologies, Inc., and other defendants.  The case was brought in the Superior Court of the State of California, County of Orange.  The action alleges certain fraudulent transfers occurred from Seychelle to the various defendants.  The plaintiffs have refused to identify any such transfers by date or amount.  The matter is in early discovery and no trial date is set.  All the defendants have denied the allegations of the complaint , and are vigorously defending the matter.  It is not likely that the case will be settled without trial.  The Company believes that the case has no merit.

Licenses

The Company has historically entered into licensing agreements with third-parties for product proprietary rights, patent and trademark ownership, and use of product name. In return, the Company agrees to pay licensing fees and/or royalties on sales of those products. During the years ended February 28, 2018 and February 28, 2017, the Company paid $22,651 and $12,500, respectively, in royalties and licensing fees related under these agreements.

NOTE 11:   GEOGRAPHIC AREAS

The Company sells its products throughout the United States and internationally. Geographic sales information for the fiscal years ended February 28, 2018 and February 28, 2017 is as follows:

	2018	2017
United States	$5,130,357	$4,099,466
Asia	105,568	158
Greece	-	-
United Kingdom	-	14,944
New Zealand	-	91,971
Australia	-	50,615
Canada	40,291	38,971
Other countries	3,161	82,311
Total	$5,279,377	$4,378,436
_____________

(1)    Sales are based on the country of residence of the customer.

Long lived assets at February 28, 2018 are in the following geographic areas:

	United States	China	Total

Property and equipment, net	$57,264	$78,275	$135,539

Other assets	66,670	-	66,670

Total	$123,934	$78,275	$202,209

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

NOTE 11:   GEOGRAPHIC AREAS (CONTINUED)

Long lived assets at February 28, 2017 are in the following geographic areas:

	United States	China	Total

Property and equipment, net	$75,909	$89,088	$164,997

Other assets	81,310	-	81,310

Total	$157,219	$89,088	$246,307

NOTE 12:   SUBSEQUENT EVENTS

Management has evaluated events subsequent to February 28, 2018 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements. Based on its review, no material events were identified that require adjustment to the financial statements or additional disclosure.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of February 28, 2018.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at February 28, 2018:

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

(4)	ineffective controls over period end financial disclosure and reporting processes; and

Management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on the Company's financial reporting during the year ended February 28, 2018.

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

ITEM 9B. OTHER INFORMATION

NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Executive Officers as of May 29, 2018, their ages and positions held in the Company are as follows:

Carl Palmer	84	Chief Executive Officer ("CEO"), President, Chief Financial Officer and Director
Cari Beck	57	Secretary-Treasurer, HR Manager and Director
John Beck	59	Director
Gary Hess	57	Director
Jenevieve Fisher	47	Director

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

Cari Beck. Secretary-Treasurer, HR Manager and Director. From 1992-2002, Mrs. Beck worked as the production coordinator for Krystal Enterprises, one of the largest limousine manufacturers in the world.  During her time at Krystal Enterprises, Mrs. Beck worked collaboratively with major US auto manufacturers to purchase chassis for limousine production.  She was responsible for coordinating all aspects of production and accounts receivable to ensure timely delivery and satisfaction to the customer.  She was instrumental in coordinating the preparation, organization and set up for all quarterly trade shows.  Mrs. Beck worked directly with the Executive Vice President handling the company's national accounts and maintaining inventory levels on all finished products. During her tenure, Krystal Enterprises grew from a company producing 20 vehicles to 150 monthly. For the past seven years Mrs. Beck has consulted for Seychelle (in her role as the trustee of the TAM Trust), with a focus on manufacturing, assembly and process control. Ms. Beck became a Director in April 2016.

John Beck. Mr. Beck currently holds the position of Vice President of Operations at Grech Motors, a private company.  He has a history of being a part of a team working to help companies grow.  From 1976-1986, Mr. Beck worked for Quality Bowling Corporation where he started as the sixth employee hired and finished his time there as a purchasing agent in a company that had grown to over 40 employees. In 1983, Mr. Beck purchased his first limousine and started a part-time limousine venture that led to a 30-year career with Krystal Enterprises, a private company.  His responsibilities included sales, marketing, and substantial input on design and production.  Over his 30 years at Krystal Enterprises, sales grew from $150,000 a month during the early 1980's to approximately $10 million a month in sales during the late 1990's.  After Krystal Enterprises was sold in 2011, Mr. Beck retired.  Not long after retiring he began consulting and then was hired on as the Vice President of Operations for Grech Motors. Mr. Beck became a Director in May 2016.

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

Gary Hess. Mr. Hess has sixteen years of experience in the water filtration business.  For the past eleven years, he has managed his own engineering firm, Hess & Associates, which specializes in industrial water reclamation with a focus on removing heavy metals and environmental toxins from process water.  His company services and supports some of the largest military Printed Circuit Board manufacturers in the U.S., treating in excess of 2 million gallons of water per day using proprietary chemistry, procedures and equipment.

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

To the Company's knowledge, there were no Section 16(a) filing requirements applicable to its officers, directors or greater than 10% beneficial owners for the fiscal year ended February 28, 2018.

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

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other	Restricted	Securities		All
				Annual	Stock	Underlying	LTIP	Other
Fiscal		Salary	Bonus	Compensation	Award(s)	Option/SARs	Payouts	Compensation
Name and Principle Position	Year	($)	($)	($)	($)	(#)	($)	($)

Carl Palmer	2018	$120,875	$0.00	$0.00	$0.00	0.00	$0.00	$0.00
President, CEO, CFO	2017	45,250	0.00	0.00	0.00	0.00	0.00	0.00
Director	2016	45,000	80,000	0.00	0.00	0.00	0.00	0.00

Cari Beck (1)	2018	43,781	0.00	0.00	0.00	0.00	0.00	0.00
HR Manager/Sec-Treasurer	2017	8,219	0.00	0.00	0.00	0.00	0.00	0.00
Director	2016	0.00	0.00	0.00	0.00	0.00	0.00	0.00

James Place(2)	2018	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Former COO and CFO	2017	48,103	0.00	0.00	0.00	0.00	0.00	0.00
2016		$40,874	$0.00	$0.00	$0.00	0.00	$0.00	$0.00
_________________

(1)	Elected to Board of Directors during April 2016.
(2)	Resigned as an Officer and Director in October, 2016.

OPTION/SAR GRANTS IN LAST FISCAL YEAR. The Company granted no options during the fiscal year ended February 28, 2018. The Company had no options outstanding as of the fiscal year ended February 28, 2018 and February 28, 2017

AGGREGATED OPTIONS/SARS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES. There were no outstanding options as of the fiscal year ended February 28, 2018.

EMPLOYMENT CONTRACTS WITH EXECUTIVE OFFICERS.  Effective April 18, 2016, Mr. Carl Palmer entered into an employment agreement with the Company. The term of each agreement is for a period of five years from the date of the employment agreement. Mr. Carl Palmer will be paid the sum of $120,000 per year plus customary employee benefits for the period of the employment agreement. Also effective April 18, 2016, Mr. James Place, a former Officer and Director, entered into an employment agreement with the Company. The term of each agreement is for a period of five years from the date of the employment agreement. Mr. Place will be paid the sum of $60,000 per year plus customary employee benefits for the period of the employment agreement. He also retains his previously issued warrants.

DIRECTOR COMPENSATION. Total Director compensation was $164,656 for FY 2018, $101,572 for FY 2017 and $165,874 for FY 2016. This does not include compensation to Mr. Gary Hess who became a Director in FY 2017 and received a total of $22,651 for FY18 and $12,500 for FY17 under royalty agreement in that year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth the number of shares and warrants of our $0.001 par value common stock beneficially owned by (i) each person who, as of June 7, 2018, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. As of June7, 2018 there were a total of 26,640,313 common shares issued and outstanding and 6,407,221 outstanding warrants for a total of 33,047,534 common shares and warrants.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company paid consulting fees to the Company's primary shareholder (the TAM Irrevocable Trust (TAM Trust), in which Cari Beck is the trustee, as well as a daughter of Carl Palmer, an officer and Board member) totaling $0 and $37,350 during the years ended February 28, 2018 and 2017, respectively, which are included as a component of selling, general and administrative expenses on the consolidated statements of operations.

During the years ended February 28, 2018 and February 28, 2017, TAM Trust purchased, on behalf of the Company, $132,488  and $76,704, respectively, of raw materials from a vendor with which it already had a business relationship.

The Company had advanced amounts to employees of approximately $35,007 and $27,200 as of February 28, 2018 and February 28, 2017. These amounts are being repaid through direct payroll withdrawals

Mr. Gary Hess, a Director, received a total of $22,651 and $12,500 as of February 28,2018 and February 28, 2017, respectively under a royalty agreement based upon his licensing to Seychelle of certain products owned by him.

The Company paid commission to Carl Palmer's brother-in-law for sourcing raw materials with third-party vendors in China.  The Company paid approximately $63,427 and $18,000 in direct commissions to the related party during the fiscal years ended February 28, 2018 and February 28, 2017, respectively.

The Company utilizes the services of two individuals, one of which is a related party and one of which is third-party, in China to source materials and the manufacturing of component parts with third-party vendors in China. As of  February 28, 2018 and February 28, 2017, the Company had deposits for inventory purchases in China of approximately $8,067 and $3,000, respectively.

The Company had receivable from shareholders of $6,407 and $0 as of February 28,2018 and February 28, 2017, respectively.

The Company had sales to two companies related to a member of the Board of Directors.  Specifically, sales to Sovereign Earth, LLC (dba Revolve) totaled approximately $636,000 and $265,000 for fiscal years February 28, 2018 and February 28, 2017, respectively and sales to Amazon Seychelle totaled approximately $24,000 and $0 for fiscal years February 28, 2018 and February 28, 2017, respectively.  Sovereign Earth, LLC (dba Revolve) shall be the sole and exclusive seller of the following products in worldwide markets, including Amazon World Marketplaces:  amazon.com, amazon.co uk, amazon.de, amazon.fr, amazon.jp, amazon, it, amazon.ca, amazon.cn, amazon.in, and amazon.com.mx for the duration of the agreement:  Generation#1 Filter Pitcher:  All filter iterations (regular, standard, advanced, radiological, extreme, supreme, etc.)

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

On August 26, 2016, our Board of Directors voted to dismiss our independent registered public accounting firm, Ramirez Jimenez International CPAs ("RJI"), of Irvine, California and to replace them with Squar Milner LLP ("SM") of Newport Beach, California.  As of that date, SM formally accepted us as a client for the audit of our consolidated financial statements for the fiscal year ending February 28, 2017 which will be included in our annual report to be reported on Form 10-K. RJI has previously rendered opinions on our consolidated financial statements for the fiscal years ended February, 2011 through 2016.

Our Board of Directors does not have an audit committee.  The functions customarily delegated to an audit committee are performed by our full Board of Directors.  Our Board of Directors approves in advance, all services performed by SM and RJI (prior to their dismissal).  Our Board of Directors considers whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

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

	February 28,	February 28,
	2018	2017

Audit fees	$68,080	$195,400
Audit related fees	-	-
Tax fees	10,500	12,300
All other fees	$46,132	$49,100

Audit fees.  The audit fees in fiscal 2018 and 2017 $68,080 and $195,400, respectively, related to the audit of our consolidated financial statements, and quarterly reviews.

Tax fees.  The tax fee in fiscal 2018 and 2017 $10,500 and $12,300 respectively related to professional services rendered for tax compliance, tax advice and tax planning.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Date: June 8, 2018	By:	/s/ Carl Palmer
Carl Palmer Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl Palmer
Carl Palmer, Director	,	June 8, 2018

/s/ John Beck
John Beck, Director	June 8, 2018

/s/ Cari Beck
John Beck, Director	June 8, 2018