Form 10-Q
period 2018-05-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2018-07-13
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending May 31, 2018

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

The number of shares outstanding of the Registrant's common stock, as of July 12, 2018 was 26,640,313.

References in this document to "us," "we," or "Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiaries.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	May 31, 2018	February 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,059,498	$2,075,833
Accounts receivable, net of allowance for doubtful accounts
of $10,528 and $8,617, respectively	679,051	829,790
Related party receivables	33,601	35,007
Inventory, net	990,473	998,296
Prepaid expenses, deposits and other current assets	68,921	159,980
Total current assets	3,831,544	4,098,906

Property and equipment, net	121,067	135,539

Other assets	66,670	66,670

Total assets	$4,019,281	$4,301,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$215,807	$441,866
Customer deposits	15,883	163,184
Capital lease obligations, current portion	5,532	5,402
Total current liabilities	237,222	610,452

Long-term liabilities:
Capital lease obligations, net of current	7,687	9,082
Total liabilities	244,909	619,534

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 26,640,313 issued and outstanding at May 31, 2018 and February 28, 2018, respectively	26,641	26,641
Additional paid-in capital	8,944,368	8,944,368
Accumulated deficit	(5,166,957)	(5,259,748)
Less treasury stock at cost (66,000 shares at May 31, 2018 and February 28, 2018 respectively)	(29,680)	(29,680)
Total stockholders' equity	3,774,372	3,681,581

Total liabilities and stockholders' equity	$4,019,281	$4,301,115

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	May 31,	May 31,
	2018	2017
Sales	$1,133,901	$1,208,207
Cost of sales	603,440	663,782
Gross profit	530,461	544,425
Operating expenses
Selling, general, and administrative	424,462	361,090
Depreciation and amortization	14,472	17,675
Total operating expenses	438,934	378,765
Income from operations	91,527	165,660
Other (expense) income
Interest expense	(554)	(1,427)
Other income	1,818	-
Total other (expense) income	1,264	(1,427)
Income before provision for income taxes	92,791	164,233
Income tax (expense)	-	(4,252)
Net income	$92,791	$159,981
BASIC INCOME PER SHARE	$0.00	$0.01
DILUTED INCOME PER SHARE	$0.00	$0.01
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	26,574,313
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	28,910,996	26,574,313

 See accompanying notes to condensed consolidated financial statements.

 SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	May 31,	May 31,
	2018	2017

OPERATING ACTIVITIES:
Net income	$92,791	$159,981
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,472	17,675
Provision (recovery) for doubtful accounts	1,912	(36,434)
Changes in operating assets and liabilities:
Accounts receivable	148,827	477,789
Related party receivables	1,406	150
Inventory	7,823	255,108
Prepaid expenses, deposits and other assets	91,059	(107,754)
Accounts payable and accrued expenses	(226,059)	(136,475)
Customer deposits	(147,301)	(10,139)
Net Cash (used in) provided by operating activities	(15,070)	619,901

INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,995)
Net Cash Used in Investing Activities	-	(2,995)

FINANCING ACTIVITIES:
Repayment of capital lease obligation	(1,265)	(1,768)
Net Cash Used in Financing Activities	(1,265)	(1,768)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,335)	615,138

CASH AND CASH EQUIVALENTS – beginning of period	2,075,833	732,112

CASH AND CASH EQUIVALENTS – end of period	$2,059,498	$1,347,250

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$554	$1,427

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1:    CONDENSED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 2018.  The results of operations for the periods ended May 31, 2018 and 2017 are not necessarily indicative of the operating results for the full fiscal years.

The summary of significant accounting policies of the Company is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the condensed consolidated financial statements and the February 28, 2018 consolidated financials included in the 10-K filed on June 8, 2018.

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

Except for the accounting policy for revenue recognition, which was updated as a result of adopting a new accounting standard related to revenue recognition, there have been no material changes to our significant accounting policies in Note 2 - Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018.

The Financial Accounting Standards Board, or FASB, issued an accounting standards update that creates a single source of revenue guidance under U.S. GAAP for all companies, in all industries. We adopted this guidance on February 1, 2018 using the modified retrospective approach. The adoption of this guidance did not have a significant impact on our consolidated financial statements.  Refer to Note 5 of these Notes to Condensed Consolidated Financial Statements for additional information.

NOTE 2:    BASIC INCOME PER SHARE

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented.  Diluted income per share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, assuming conversion, exercise, or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share.  If the inclusion of common stock equivalents in the weighted average number of common shares outstanding would be anti-dilutive these items would be omitted from the calculation of net income per common share.  The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

The denominator for diluted income per share for the three months ended May 31, 2018 and 2017 included 2,336,683 and 0 warrants, respectively.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

	For the three months ended
	May 31,
	2018	2017
Numerator:
Net income available to common shareholders	$92,791	$159,981
Weighted average shares – basic	26,574,313	26,574,313
Net income per share – basic	$0.00	$0.01

Dilutive effect of common stock equivalents:
Warrants	2,336,683	-
Weighted average shares – diluted	28,910,996	26,574,313
Net income per share – diluted	$0.00	$0.01

NOTE 3:   COMMON STOCK

Common Stock

During the quarter ended May 31, 2018 and 2017, no shares of restricted stock were issued by the Company.

Warrants

A summary of warrant activity for the three months ended May 31, 2018 is shown below.

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price

Outstanding at March 1, 2018	6,407,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at May 31, 2018	6,407,221	0.21
Vested at May 31, 2018	6,407,221	0.21
Exercisable at February 28, 2018	6,407,221	0.21

The following table summarizes significant ranges of outstanding warrants as of May 31, 2018:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise	Number	Exercise
Exercise Price	Number	Life (Years)	Price	Outstanding	Price

$0.21	6,407,221	2.54	$0.21	6,407,221	$0.21

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 4:    INVENTORY

The Company's inventory consisted of the following at May 31, 2018 and February 28, 2018:

	May 31, 2018	February 28, 2018
Raw materials	$842,564	$860,424
Finished goods	147,909	137,872
	990,473	998,296

NOTE 5:    REVENUE RECOGNITION AND CONCENTRATIONS

We derive our revenue primarily from product sales.  We determine revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; (5) recognition of revenue when, or as, we satisfy a performance obligation.

Revenue from product sales is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration we expect to receive in exchange for these products.  Revenue is recognized net of returns and any taxes collected from customers.  We offer standard contractual terms in our purchase orders. In addition, we use the practical expedient related to commissions paid since they would be amortized in less than one year

Sales to one customer accounted for 37% sales for the three month period ended May 31, 2018.  Accounts receivable from this customer accounted to approximately $467,000 or 69% of accounts receivable as of May 31, 2018.

Sales to one customer accounted for 33% of sales for the three month period ended May 31, 2017. Accounts receivable from this customer accounted to approximately $533,000 or 84% of accounts receivable as of May 31, 2017.

NOTE 6:    RELATED PARTY TRANSACTIONS

During the three months ended May 31, 2018 and 2017, TAM purchased on behalf of the Company, approximately $1,000 and $0 respectively of raw materials from a vendor with which it already had a business relations.  All amounts due to TAM had been paid in full as of May 31, 2018.

The Company utilizes the services of an individual, who is a related party, to source materials and provide the manufacturing of component parts with third-party vendors in China. For the three months ended May 31, 2018 and 2017, purchases facilitated through the related party accounted for approximately 20% and 13%, respectively, of total raw material purchases. The Company paid approximately $16,000 and $14,000 in direct commissions to the related party consultant during the three months ended May 31, 2018 and 2017, respectively.

The Company had advanced amounts to employee of approximately $27,000 and $27,000 as of May 31, 2018 and 2017, respectively. These amounts are being repaid through direct payroll withdrawals.

The Company had receivable from stockholders of approximately $7,000 and $0 as of May 31, 2018 and 2017 respectively.

The Company had sales to two companies related to a member of the Board of Directors.  Specifically, sales to Sovereign Earth, LLC (dba Revolve) totaled approximately $271,000 and $63,000 for the three months ended May 31, 2018 and 2017, respectively and sales to Amazon Seychelle totaled approximately $34,000 and $0 for the three months ended May 31, 2018 and 2017, respectively.  Sovereign Earth, LLC (dba Revolve) is the sole and exclusive seller of the following products in worldwide markets, including Amazon World Marketplaces:  amazon.com, amazon.co uk, amazon.de, amazon.fr, amazon.jp, amazon, it, amazon.ca, amazon.cn, amazon.in, and amazon.com.mx for the duration of the agreement:  Generation#1 Filter Pitcher:  All filter iterations (regular, standard, advanced, radiological, extreme, supreme, etc.)

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 7:  COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement on one facility for its corporate offices, inventory and production at 22 Journey in Aliso Viejo, CA for a term of 5 years at a monthly rental of approximately $19,000.

 Legal Proceedings

The Company was involved in litigation or legal proceedings as of February 28, 2018.  On March 27, 2017, the Company received a Notice of Filing of Discrimination complaint in the Superior Court of the State of California, County of Orange by a former employee.  The Company also received on June 5, 2017, a Request for Entry of Default filed to Superior Court of California, County of Orange by the same employee. Trial was set for June 25, 2018.  However this matter was resolved.

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

Licenses

The Company has historically entered into licensing agreements with third-parties for product proprietary rights, patent and trademark ownership, and use of product name. In return, the Company agrees to pay licensing fees and/or royalties on sales of those products. During the three months ended May 31, 2018 and 2017, the Company paid $1,037 and $0, respectively, in royalties and licensing fees related under these agreements.

NOTE 8: SUBSEQUENT EVENTS

Management has evaluated subsequent events from May 31, 2018 through the date the condensed consolidated financial statements were issued, and has concluded that no subsequent events have occurred that would require recognition or disclosure in these condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 9:  INCOME TAX

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

The valuation allowance for deferred tax assets as of February 28, 2018 and February 28, 2017 totaled $611,182 and $1,222,653, respectively.  The net change in the total valuation allowance was an increase of $558,002 and $1,081,998 for the years ended February 28, 2018 and February 28, 2017, respectively. In assessing the realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment.  It was determined that it was more likely than not that a full valuation allowance was necessary as of February 28, 2018.

At February 28, 2018, the Company had unused net operating loss carryovers of approximately $496,000 and $927,000 for federal and state tax purposes, respectively, which expire beginning in 2037.

The Company includes interest and penalties, if any, arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of February 28, 2018, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are fiscal years 2014 through 2017 for federal purposes and fiscal years 2013 through 2017 for state purposes.

The Company expects its effective tax rate for the 2019 fiscal year to be different from the federal statutory rate due primarily to a change in valuation allowance.

We recorded a provision for income taxes of $0 and $4,252 for the quarter ended May 31, 2018 and 2017 respectively, related to federal and state taxes, based on the Company's expected annual effective tax rate.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") as of and for the three month periods ended May 31, 2018 and 2017. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended February 28, 2018.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control.

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

(5)	the Company is subject to the risks of conducting business internationally; and

(6)
the industries in which the Company operates are highly competitive. Additional risks and uncertainties are outlined in the Company's filings with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summarized historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three months ended May 31, 2018 and 2017 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three-month period ended May 31, 2018 compared to the corresponding period in 2017

			Year over
	2018	2017	year change	%

Sales	$1,133,901	$1,208,207	(74,306)	(6)%
Cost of sales	603,440	663,782	(60,342)	(9)%
Gross profit	530,461	544,425	(13,964)	(3)%
Gross profit %	47%	45%
Selling general and administrative	424,462	361,090	63,372	18%
Depreciation and amortization expense	14,472	17,675	(3,203)	(18)%
Other (expense) income	1,264	(1,427)	2,690	(189)%
Income before provision for income taxes	92,791	164,233	(71,442)	(44)%
Provision for income taxes	-	4,252	4,252	(100)%

Net income	92,791	159,981	(67,190)	(42)%
Net income %	8%	13%
Earnings per share – basic and diluted	$0.00	$0.01

Sales. Sales decreased by approximately $74,000 or 6% to $1,134,000 during the three months ended May 31, 2018 from $1,208,000 during the three months ended May 31, 2017.  The decrease is minimal and primarily due to typical seasonal variations of sales of our bottle, portable retail, pitcher replacement and pitcher custom product line. Sales during the three months ended May 31, 2017 of this product line were approximately $932,000, compared to $780,000 in the comparable current period 2018.

Cost of sales and gross profit percentage. As a percentage of sales, the gross profit margin during the three months ended May 31, 2018 increased to approximately 47% from approximately 45%.   The product mix and timing of significant sales is always a significant factor in the resulting profit margins reported.  The Company believes that the average gross margin percentages overall will remain at approximately 45% in the foreseeable future.

Selling, general and administrative. These expenses increased by approximately $62,000, or 17%, during the period ended May 31, 2018 compared to the same period ended in the prior year.  The increase was largely a direct result of legal fees related to ongoing litigation compared to the prior year.

Depreciation and amortization expense.  Depreciation and amortization expense was decreased due to fully depreciated fixed assets.

Income tax expense.  The Company recorded provision of approximately $0 due to a pretax income of approximately $93,000 during the three month period ended May 31, 2018 compared to income tax provision of approximately $4,200 due to the pretax income of approximately $164,000 during the three-month period ended May 31, 2017.

Net income. Net income for the three-month period ended May 31, 2018 was approximately $93,000, down approximately $67,000 or (42)% compared to income for the three-month period ended May 31, 2017 of $160,000.  This was primarily due to an decrease of approximately $74,000 in sales, decrease of approximately of $60,000 in cost of sales and a increase of approximately $62,000 in selling, general and administrative expenses.

Net cash used for operating activities. During the three-month period ended May 31, 2018 cash used in operating activities was approximately $15,000, compared to cash provided by operating activities of approximately $620,000 in the same period during 2017. This was primarily the result of our net income of approximately $93,000, paying approximately $226,000 in accounts payable and customer deposits of approximately $147,000. This was offset by net collection on accounts receivable of $149,000 and add back of non- cash expenses for depreciation of approximately $14,000, bad debt recovery of $2,000, inventories of $8,000, related party receivable of $1,400, prepaid and other assets of $91,000 and income tax payable of $0.

Net cash used in investing activities. During the three-month periods ended May 31, 2018 and 2017, the Company spent approximately $0 and $2,990, respectively, on capital expenditures.

Net cash used in financing activities. Cash used in financing activities during the three month period ended May 31, 2018 totaled approximately $1,300, compared to approximately $1,800 during the comparable prior period. This was a result of the capital lease repayments during the three month period ended May 31, 2018 compared to $1,800 during the three month period ended May 31, 2017.

Management's Plan. As of May 31, 2018, the Company had $2,059,498 in cash and cash equivalents, $679,051 in accounts receivable and a backlog of $138,971 in unshipped product.  This year, Seychelle plans to release a variety of new products in the upcoming months that introduce hollow fiber technology and further improvements to our filter effectiveness and production.  We anticipate an increase in earnings with the addition of our innovative technology that focuses on water soluble medical cannabis in conjunction with our portable products.  Our strong year reflected our dedication to continued investment in product innovation, expanding our marketing opportunities, and the increased demand of water filtration products.

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

The Company believes that the estimates, assumptions and judgments involved in the accounting policies described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of its most recent fiscal 2018 Annual Report on Form 10-K have the greatest potential impact on its consolidated financial statements, so it considers these to be its critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates the Company uses in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for inventory reserves and stock-based compensation. These policies require that the Company make estimates in the preparation of its consolidated financial statements as of a given date.

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There were no material changes to the Company's critical accounting policies or estimates during the three-month period ended May 31, 2018.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606 ("ASU 2014-09"). The new revenue recognition standard provides a give-step analysis of transactions to determine when and how revenue is recognized. The premise of the standard is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has elected to adopt the guidance beginning in fiscal 2019 using the modified retrospective approach. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of May 31, 2018.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at May 31, 2018:

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

(4)	ineffective controls over period end financial disclosure and reporting processes; and

Management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on the Company's financial reporting during the period ended May 31, 2018.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company was involved in litigation or legal proceedings as of February 28, 2018.  On March 27, 2017, the Company received a Notice of Filing of Discrimination complaint in the Superior Court of the State of California, County of Orange by a former employee.  The Company also received on June 5, 2017, a Request for Entry of Default filed to Superior Court of California, County of Orange by the same employee. Trial was set for June 25, 2018.  However this matter was resolved.

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

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 8, 2018.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended May 31, 2018, the Company did not issue any securities.

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

Seychelle Environmental Technologies, Inc.

Date: July 13, 2018	By:	/s/ Carl Palmer
Carl Palmer Director, Chief Executive Officer and Chief Financial Officer