Form 10-Q
period 2018-08-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2018-10-12
CIK 1056757

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending August 31, 2018

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

The number of shares outstanding of the Registrant's common stock, as of October 11, 2018 was 26,640,313.

References in this document to "us," "we," or "Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiaries.

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	August 31, 2018	February 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,919,949	$2,075,833
Accounts receivable, net of allowance for doubtful accounts of $11,770 and $8,617
respectively	594,680	829,790
Related party receivables	32,951	35,007
Inventory, net	1,073,355	998,296
Prepaid expenses, deposits and other current assets	102,413	159,980
Total current assets	3,723,348	4,098,906

Property and equipment, net	113,086	135,539
Other current assets	66,670	66,670

Total assets	$3,903,104	$4,301,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$234,161	$441,866
Customer deposits	12,307	163,184
Capital lease obligations, current portion	5,664	5,402
Total current liabilities	252,132	610,452

Long-term liabilities:
Capital lease obligations, net of current	6,220	9,082
Total liabilities	258,352	619,534

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 26,640,313 issued and outstanding at August 31, 2018 and February 28, 2018, respectively	26,641	26,641
Additional paid-in capital	8,944,368	8,944,368
Accumulated deficit	(5,296,577)	(5,259,748)
Less Treasury Stock at Cost (66,000 shares at August 31, 2018 and February 28, 2018 respectively)	(29,680)	(29,680)
Total stockholders' equity	3,644,752	3,681,581

Total liabilities and stockholders' equity	$3,903,104	$4,301,115

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended August 31,
	2018	2017
Sales	$735,677	$991,934
Cost of sales	351,073	491,509
Gross profit	384,604	500,425
Operating expenses
Selling, general, and administrative	498,309	393,854
Depreciation and amortization	13,532	17,380
Total operating expenses	511,841	411,234
(Loss) income from operations	(127,237)	89,191
Other expense
Interest expense	(485)	(1,848)
Other expense	(1,901)	(142)
Total other income (expense)	(2,386)	(1,990)
(Loss) income before income tax expense	(129,623)	87,201
Income tax expense	-	(1,799)
Net (loss) income	$(129,623)	$85,402
BASIC INCOME (LOSS) PER SHARE	$0.00	$0.00
DILUTED INCOME (LOSS) PER SHARE	$0.00	$0.00
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	26,640,313
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	26,640,313

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended August 31,
	2018	2017
Sales	$1,869,578	$2,200,141
Cost of sales	954,513	1,155,291
Gross profit	915,065	1,044,850
Operating expenses
Selling, general, and administrative	922,771	754,945
Depreciation and amortization	28,003	35,055
Total operating expenses	950,774	790,000
(Loss) income from operations	(35,709)	254,850
Other expense
Interest expense	(1,038)	(3,274)
Other expense	(84)	(142)
Total other expense	(1,122)	(3,416)
(Loss) income before income tax expense	(36,831)	251,434
Income tax expense	-	(6,050)
Net (loss) income	$(36,831)	$245,384
BASIC INCOME (LOSS) PER SHARE	$0.00	$0.01
DILUTED INCOME (LOSS) PER SHARE	$0.00	$0.01
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	26,640,313
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	26,640,313

 See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended August 31,
	2018	2017

OPERATING ACTIVITIES:
Net (loss) income	$(36,831)	$245,384
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	28,003	35,055
Provision (recovery) for doubtful accounts	3,153	(34,644)
Changes in operating assets and liabilities:
Accounts receivable	231,959	343,406
Related party receivables	2,056	300
Inventory	(75,059)	289,920
Prepaid expenses, deposits and other current assets	57,567	(22,578)
Accounts payable and accrued expenses	(207,705)	(243,361)
Customer deposits	(150,877)	(48,626)
Net cash (used in) provided by operating activities	(147,734)	564,856

INVESTING ACTIVITIES:
Purchase of property and equipment	(5,550)	(2,995)
Net cash used in investing activities	(5,550)	(2,995)

FINANCING ACTIVITIES:
Repayment of capital lease obligations	(2,600)	(1,790)
Net cash used in financing activities	(2,600)	(1,790)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(155,884)	560,071

CASH AND CASH EQUIVALENTS - beginning of period	2,075,833	732,112

CASH AND CASH EQUIVALENTS - end of period	$1,919,949	$1,292,183

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$1,038	$3,274
Income taxes	$-	$-

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
August 31, 2018

NOTE 1:    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 2018.  The results of operations for the periods ended August 31, 2018 and 2017 are not necessarily indicative of the operating results for the full fiscal years.

The summary of significant accounting policies of the Company is presented to assist in understanding the Company's condensed consolidated financial statements. The condensed consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the condensed consolidated financial statements and the February 28, 2018 consolidated financials included in the 10-K filed on June 8, 2018.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Except for the accounting policy for revenue recognition, which was updated as a result of adopting a new accounting standard related to revenue recognition, there have been no material changes to our significant accounting policies in Note 2 - Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018.

The Financial Accounting Standards Board, or FASB, issued an accounting standards update that creates a single source of revenue guidance under U.S. GAAP for all companies, in all industries. We adopted this guidance on February 1, 2018 using the modified retrospective approach. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements.  Refer to Note 5 of these Notes to Condensed Consolidated Financial Statements for additional information.

NOTE 2:    BASIC INCOME (LOSS) PER SHARE

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
August 31, 2018

NOTE 2:    BASIC INCOME (LOSS) PER SHARE (CONTINUED)

The denominator for diluted income (loss) per share for the periods ended August 31, 2018 and 2017, respectively, did not include 6,407,221 warrants as they would have been an ti-dilutive.

	For the six months ended
	August 31,
	2018	2017

Net income (loss) available to common shareholders	$(36,831)	$245,384
Weighted average common shares – basic	26,574,313	26,640,313
Net income (loss) per share – basic	$0.00	$0.01

Dilutive effect of common stock equivalents:
Warrants	-	-
Weighted average common shares – diluted	26,574,313	26,640,313
Net income (loss) per share – diluted	$0.00	$0.01

	For the three months ended
	August 31,
	2018	2017

Net income (loss) available to common shareholders	$(129,623)	$85,402
Weighted average common shares – basic	26,574,313	26,640,313
Net income (loss) per share – basic	$0.00	$0.00

Dilutive effect of common stock equivalents:
Warrants	-	-
Weighted average common shares – diluted	26,574,313	26,640,313
Net income (loss) per share – diluted	$0.00	$0.00

NOTE 3:   COMMON STOCK

Common Stock

During the quarter ended August 31, 2018 and 2017, no securities were issued by the Company.

Warrants

A summary of warrant activity for the six months ended August 31, 2018 is shown below.

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price

Outstanding at March 1, 2018	6,407,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at August 31, 2018	6,407,221	0.21
Vested at August 31, 2018	6,407,221	0.21
Exercisable at February 28, 2018	6,407,221	0.21

The following table summarizes significant ranges of outstanding warrants as of August 31, 2018:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise	Number	Exercise
Exercise Price	Number	Life (Years)	Price	Outstanding	Price

$0.21	6,407,221	2.27	$0.21	6,407,221	$0.21

NOTE 4:    INVENTORY

The Company's inventory consisted of the following at August 31, 2018 and February 28, 2018:

	August 31, 2018	February 28, 2018
Raw materials	$759,324	$860,424
Finished goods	316,051	137,872
	1,075,375	$998,296

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
August 31, 2018

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

The Company's performance obligations consist soley of product shipped to customers.  Revenue from product sales is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration we expect to receive in exchange for these products.  Revenue is recognized net of returns and any taxes collected from customers.  We offer standard contractual terms in our purchase orders. In addition, we use the practical expedient related to commissions paid since they would be amortized in less than one year.

Sales to two customers accounted for 50% and 57% of sales for the three and six month periods ended August 31, 2018, respectively.  Accounts receivable from these customers amounted to $416,254 or approximately 70% of accounts receivable as of August 31, 2018.

Sales to one customer accounted for 29% and 31% of sales for the three and six month periods ended August 31, 2017, respectively. Accounts receivable from one customer amounted to $473,476 or approximately 73% of accounts receivable as of August 31, 2017.

NOTE 6:    RELATED PARTY TRANSACTIONS

During the six months ended August 31, 2018 and 2017, TAM purchased on behalf of the Company approximately $36,550 and $40,448 respectively.  All amounts due to TAM had been paid in full as of August 31, 2018.

The Company utilizes the services of an individual, who is a related party, to source materials and provide the manufacturing of component parts with third-party vendors in China. For the six months ended August 31, 2018 and 2017, purchases facilitated through the related party accounted for approximately 14% and 17%, respectively, of total raw material purchases. The Company paid approximately $31,000 and $22,000 in direct commissions to the related party consultant during the six months ended August 31, 2018 and 2017, respectively.

The Company had advanced amounts to an employee of approximately $26,000 and $27,000 as of August 31, 2018 and 2017, respectively. These amounts are being repaid through direct payroll withdrawals.

The Company had receivable from stockholders of approximately $7,000 and $0 as of August 31, 2018 and 2017 respectively.

The Company had sales to two companies related to a member of the Board of Directors.  Specifically, sales to Sovereign Earth, LLC (dba Revolve) totaled approximately $438,000 and $227,000 for the six months ended August 31, 2018 and 2017, respectively and sales to Amazon Seychelle totaled approximately $56,000 and $0 for the six months ended August 31, 2018 and 2017, respectively.  Sovereign Earth, LLC (dba Revolve) is the sole and exclusive seller of the following products in worldwide markets, including Amazon World Marketplaces:  amazon.com, amazon.co uk, amazon.de, amazon.fr, amazon.jp, amazon, it, amazon.ca, amazon.cn, amazon.in, and amazon.com.mx for the duration of the agreement:  Generation#1 Filter Pitcher:  All filter iterations (regular, standard, advanced, radiological, extreme, supreme, etc.)

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
August 31, 2018

NOTE 7:  COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement on one facility for its corporate offices, inventory and production at 22 Journey in Aliso Viejo, CA for a term of 5 years at a monthly rental of approximately $19,000.

 Legal Proceedings

The Company was involved in litigation during the fiscal quarter ended August 31, 2018.  In June, 2018, the Company resolved a Discrimination complaint in the Superior Court of the State of California, County of Orange filed by a former employee.

In addition there is a pending action titled Rolling Tides, LLC vs. Carl Palmer, Seychelle Environmental Technologies, Inc., and other defendants.  The case was brought in the Superior Court of the State of California, County of Orange.  The action alleges certain fraudulent transfers occurred from Seychelle to the various defendants.  The plaintiffs have refused to identify any such transfers by date or amount.  The matter is in early discovery and no trial date is set.  All the defendants have denied the allegations of the complaint and are vigorously defending the matter.  It is not likely that the case will be settled without trial.  The Company believes that the case has no merit.

Licenses

The Company has historically entered into licensing agreements with third-parties for product proprietary rights, patent and trademark ownership, and use of product name. In return, the Company agrees to pay licensing fees and/or royalties on sales of those products. During the six months ended August 31, 2018 and 2017, the Company paid $4,051 and $14,963, respectively, in royalties and licensing fees related under these agreements.

NOTE 8: SUBSEQUENT EVENTS

Management has evaluated subsequent events from August 31, 2018 through the date the condensed consolidated financial statements were issued, and has concluded that no subsequent events have occurred that would require recognition or disclosure in these condensed consolidated financial statements.

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
August 31, 2018

NOTE 9:  INCOME TAX (CONTINUED)

We recorded the effects of the TCJA for year ended February 28, 2018 using our best estimates and the information available to us through the date the financial statements were issued. However, our analysis is ongoing and as such, the income tax effects that we have recorded are provisional.

Tax Provision

The Company expects its effective tax rate for the 2019 fiscal year to be different from the federal statutory rate due primarily to a change in valuation allowance.

We recorded a provision for income taxes of $0 and $1,800 for the quarter ended August 31, 2018 and 2017 respectively, related to federal and state taxes, based on the Company's expected annual effective tax rate.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") as of and for the three and six month periods ended August 31, 2018 and 2017. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the condensed consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2018.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control.

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

Seychelle designs, assembles and distributes unique, state-of-the-art ionic absorption micron filters for portable filter devices that remove up to 99.99% of all pollutants and contaminants found in any fresh water source.  Patents and trade secrets cover all proprietary products.

Our principal business address is 22 Journey, Aliso Viejo, California 92656. Our telephone number at this address is 949-234-1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summarized historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three and six month periods ended August 31, 2018 and 2017 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three month period ended August 31, 2018 compared to the corresponding period in 2017

			Period over
	2018	2017	Period change	%

Sales	$735,677	$991,934	(256,257)	(26%)
Cost of sales	351,073	491,509	(140,436)	(29%)
Gross profit	384,604	500,425	(115,821)	(23%)
Gross profit %	52%	50%	45%	-
Selling, general, and administrative expenses	498,309	393,854	104,455	27%
Depreciation and amortization	13,532	17,380	(3,848)	(22%)
Other income (expense)	(2,386)	(1,990)	(396)	20%
(Loss) income before income tax benefit (expense)	(129,623)	87,201	(216,824)	(249%)
Provision for income taxes	-	(1,799)	1,799	(100%)
Net (loss) income	(129,623)	85,402	(215,025)	(252%)

Sales. Sales decreased by $256,257 or (26%) to $735,677 during the three months ended August 31, 2018 from $991,934 during the three months ended August 31, 2017.  The decrease is primarily due to decrease in sales of our bottle, portable retail, pitcher replacement and pitcher custom product lines. Sales during the three months ended August 31, 2017 of this product line were $535,055, compared to $338,226 in the comparable current period 2018.

Cost of sales and gross profit percentage. As a percentage of sales, the gross profit margin during the three months ended August 31, 2018 increased to 52% from 50%.   The product mix and timing of significant sales is always an important factor in the resulting profit margins reported.  The Company believes that the average gross margin percentages overall could decrease to a range around approximately 45% in the foreseeable future.

Selling, general, and administrative expenses. These expenses increased by $104,455, or 27%, during the three months ended August 31, 2017 compared to the same period ended in the prior year.  The increase was a direct result of the increase in legal and advertising costs.

Depreciation and amortization.  Depreciation and amortization expense was decreased due to fully depreciated fixed assets.

Income tax benefit (expense).  The Company recorded provision of $0 due to a pretax loss of $129,623 during the three month period ended August 31, 2018 compared to income tax benefit of $1,799 due to the pretax income of $87,201 during the three months ended August 31, 2017.

Net (loss) income. Net (loss) for the three month period ended August 31, 2018 was $129,623 compared to net income for the three month period ended August 31, 2017 of $85,402.  This was primarily due to the decrease of $256,257 or (26%) in sales and an increase of $104,455 in selling, general and administrative expenses.

Six month period ended August 31, 2018 compared to the corresponding period in 2017

			Period over
	2018	2017	Period change	%

Sales	$1,869,578	$2,200,141	(330,563)	(15%)
Cost of sales	954,513	1,155,291	(200,778)	(17%)
Gross profit	915,065	1,044,850	(129,785)	(12%)
Gross profit %	49%	47%	39%
Selling, general, and administrative expenses	922,771	754,945	167,826	22%
Depreciation and amortization	28,003	35,055	(7,052)	(20%)
Other income (expense)	(1,122)	(3,416)	2,294	(67%)
(Loss) income before income tax benefit (expense)	(36,831)	251,434	(288,265)	(115%)
Income tax benefit	-	(6,051)	6,051	(100%)
(Loss) net income	(36,831)	245,384	(287,214)	(115%)

Sales. The decrease in sales to $1,869,578 during the six months ended August 31, 2018 from $2,200,141 during the six months ended August 31, 2017.  The decrease of 15% is primarily due to decrease in sales of our bottle, portable retail and pitcher product lines.

Cost of sales and gross profit percentage. As a percentage of sales, the gross profit margin during the six months ended August 31, 2018 increased to 49% from 47%.  The product mix and timing of significant sales is always an important factor in the resulting profit margins reported.  The Company believes that the average gross margin percentages overall could decrease to a range around approximately 45% in the foreseeable future.

Selling, general, and administrative expenses. These expenses increased by $167,826, or 22%, during the six months ended August 31, 2018 compared to the same period in the prior year.  The increase was a direct result of the increase in legal and advertising costs.

Depreciation and amortization.  Depreciation and amortization was decreased due to fully depreciated fixed assets.

Income tax benefit (expense).  The Company recorded an income tax $0 due to pretax loss of $36,831 compared to an income tax of $6,050 due to the pretax income of $251,435 during the six month period ended August 31, 2017.

Net (loss) income. Net loss for the six month period ended August 31, 2018 was $36,831 compared to net income of $245,384 for the six month period ended August 31, 2017.

Net cash from operating activities. During the six-month period ended August 31, 2018, cash used in operating activities was $147,734, compared to cash provided in operating activities of  $564,856 in the same period during 2017.This was primarily the result of decreased sales and increased expenses combined with collections of accounts receivable.

Net cash from investing activities. During the six month period ended August 31, 2018, the Company spent approximately $5,550 on capital expenditures.  In comparable period of the prior year, the Company spent $2,995 on capital expenditures.

Net cash from financing activities. Cash used in financing activities during the six month period ended August 31, 2018 was $2,600 compared to $1,790 during the comparable period. This was a result of the addition of a new capital lease in this fiscal year compared to various leases added in the previous year.

Management's Plan. As of August 31, 2018, the Company had $1,919,949 in cash and cash equivalents, $594,680 in accounts receivable and a backlog of $91,138 in unshipped product.  This year, Seychelle plans to release a variety of new products in the upcoming months that introduce hollow fiber technology and further improvements to our filter effectiveness and production.  We anticipate an increase in earnings with the addition of our innovative technology to products that focus on water soluble medical cannabis in conjunction with our portable products.

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

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There were no material changes to the Company's critical accounting policies or estimates during the six-month period ended August 31, 2018.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606 ("ASU 2014-09"). The new revenue recognition standard provides a step analysis of transactions to determine when and how revenue is recognized. The premise of the standard is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the guidance beginning in fiscal 2019 using the modified retrospective approach. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact this standard will have on its condensed consolidated financial statements and related disclosures.

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company's present or future condensed consolidated financial statements.

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

Management's Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and includes those policies and procedures that:

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of August 31, 2018.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at August 31, 2018:

(1)	lack of a functioning audit committee and lack of a majority of outside directors on the Company's Board of Directors capable to oversee the audit function;

(2)	inadequate segregation of duties due to limited number of personnel, which makes the reporting process susceptible to management override;

Management believes that the material weaknesses set forth in items (1) through (2) above did not have an effect on the Company's financial reporting during the period ended August 31, 2018.

We are committed to improving our financial organization. We planned and implemented sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In addition, management improved written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements and controls over period end financial disclosure and reporting processes.  Management believes this addressed certain aspects of this material weakness previously identified.  Management will continue to assess the effectiveness of its remediation efforts in connection with policies and procedures for accounting and financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company was involved in litigation during the fiscal quarter ended August 31, 2018.  In June, 2018, the Company resolved a Discrimination complaint in the Superior Court of the State of California, County of Orange filed by a former employee.

In addition there is a pending action titled Rolling Tides, LLC vs. Carl Palmer, Seychelle Environmental Technologies, Inc., and other defendants.  The case was brought in the Superior Court of the State of California, County of Orange.  The action alleges certain fraudulent transfers occurred from Seychelle to the various defendants.  The plaintiffs have refused to identify any such transfers by date or amount.  The matter is in early discovery and no trial date is set.  All the defendants have denied the allegations of the complaint, and are vigorously defending the matter.  It is not likely that the case will be settled without trial.  The Company believes that the case has no merit.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 8, 2018.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended August 31, 2018, the Company did not issue any securities.

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

Seychelle Environmental Technologies, Inc.

Date: October 12, 2018	By:	/s/ Carl Palmer
Carl Palmer Director, Chief Executive Officer and Chief Financial Officer