Form 10-Q
period 2018-11-30
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2019-01-11
CIK 1056757

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending November 30, 2018

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

The number of shares outstanding of the Registrant's common stock, as of  January 09, 2019 was 26,640,313.

References in this document to "us," "we," or "Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiaries.

FORM 10-Q

Securities and Exchange Commission

Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statement of Stockholders’ Equity	6
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	21

Signatures		22

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2018	February 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,044,306	$2,075,833
Accounts receivable, net of allowance for doubtful accounts of $30,184 and $8,617,
respectively	484,889	829,790
Related party receivables	36,700	35,007
Inventory, net	1,083,417	998,296
Prepaid expenses, deposits and other current assets	82,223	159,980
Total current assets	3,731,535	4,098,906

Property and equipment, net	108,502	135,539
Other assets	66,670	66,670

Total assets	$3,906,707	$4,301,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$303,057	$441,866
Customer deposits	74,637	163,184
Capital lease obligations, current portion	5,800	5,402
Total current liabilities	383,494	610,452

Long-term liabilities:
Capital lease obligations, net of current	4,719	9,082
Total liabilities	388,213	619,534

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 26,640,313 issued and outstanding at November 30, 2018 and February 28, 2018	26,641	26,641
Additional paid-in capital	8,944,368	8,944,368
Accumulated deficit	(5,422,835)	(5,259,748)
Less treasury stock at cost (66,000 shares at November 30, 2018 and February 28, 2018)	(29,680)	(29,680)
Total stockholders' equity	3,518,494	3,681,581

Total liabilities and stockholders' equity	$3,906,707	$4,301,115

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended November 30,
	2018	2017
Sales	$609,444	$1,629,324
Cost of sales	292,296	858,765
Gross profit	317,148	770,559
Operating expenses
Selling, general, and administrative	429,650	507,325
Depreciation and amortization	13,294	16,040
Total operating expenses	442,944	523,365
(Loss) income from operations	(125,796)	247,194
Other expense
Interest expense	(453)	-
Other expense	(9)	(576)
Total other expense	(462)	(576)
(Loss) income before income tax expense	(126,258)	246,618
Income tax expense	-	-
Net (loss) income	$(126,258)	$246,618
BASIC (LOSS) INCOME PER SHARE	$0.00	$0.01
DILUTED (LOSS) INCOME PER SHARE	$0.00	$0.01
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	26,574,313
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	26,574,313

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended November 30,
	2018	2017
Sales	$2,479,023	$3,829,465
Cost of sales	1,246,809	2,014,064
Gross profit	1,232,214	1,815,401
Operating expenses
Selling, general, and administrative	1,352,421	1,262,269
Depreciation and amortization	41,296	51,094
Total operating expenses	1,393,717	1,313,363
(Loss) income from operations	(161,503)	502,038
Other expense
Interest expense	(1,491)	(3,850)
Other expense	(93)	(142)
Total other expense	(1,584)	(3,992)
(Loss) income before income tax expense	(163,087)	498,046
Income tax expense	-	(6,051)
Net (loss) income	$(163,087)	$491,995
BASIC (LOSS) INCOME PER SHARE	$(0.01)	$0.02
DILUTED (LOSS) INCOME PER SHARE	$(0.01)	$0.02
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	26,574,313
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	26,574,313

 See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE-MONTH ENDED NOVEMBER 30, 2018

(UNAUDITED)

	Common Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at August 31, 2018	26,640,313	$26,641	66,000	$(29,680)	$8,944,368	$(5,296,577)	$3,644,752

Net loss	-	-	-	-	-	(126,258)	(126,258)

Balance at November 30, 2018	26,640,313	26,641	66,000	(29,680)	8,944,368	(5,422,835)	3,518,494

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE NINE-MONTH PERIOD ENDED NOVEMBER 30, 2018

(UNAUDITED)

	Common Stock Shares	Amount	Treasury Stock Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at February 28, 2018	26,390,313	$26,641	66,000	$(29,680)	$8,944,368	$(5,259,748)	$3,681,581

Net loss	-	-	-	-	-	(163,087)	(163,087)

Balance at November 30, 2018	26,640,313	26,641	66,000	(29,680)	8,944,368	(5,422,835)	3,518,494

 See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended November 30,
	2018	2017

OPERATING ACTIVITIES:
Net (loss) income	$(163,087)	$491,995
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	41,296	51,094
Provision (recovery) for doubtful accounts	21,567	(41,520)
Changes in operating assets and liabilities:
Accounts receivable	323,334	190,261
Related party receivables	(1,693)	(1,722)
Inventory	(85,121)	446,498
Prepaid expenses, deposits and other current assets	77,757	47,375
Accounts payable and accrued expenses	(138,808)	(153,595)
Customer deposits	(88,547)	30,381
Net cash (used in) provided by operating activities	(13,302)	1,060,767

INVESTING ACTIVITIES:
Purchase of property and equipment	(14,259)	(13,364)
Net cash used in investing activities	(14,259)	(13,364)

FINANCING ACTIVITIES:
Repayment of capital lease obligations	(3,966)	(3,033)
Net cash used in financing activities	(3,966)	(3,033)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(31,527)	1,044,370

CASH AND CASH EQUIVALENTS - beginning of period	2,075,833	732,112

CASH AND CASH EQUIVALENTS - end of period	$2,044,306	$1,776,482

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$1,491	$3,850

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
November 30, 2018

NOTE 1:    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 2018.  The results of operations for the periods ended November 30, 2018 and 2017 are not necessarily indicative of the operating results for the full fiscal years.

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

Except for the accounting policy for revenue recognition, which was updated as a result of adopting a new accounting standard related to revenue recognition, there have been no material changes to our significant accounting policies in Note 2 - Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018. The Financial Accounting Standards Board, or FASB, issued an accounting standards update that creates a single source of revenue guidance under U.S. GAAP for all companies, in all industries. We adopted this guidance on March, 2018 using the modified retrospective approach. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements.  Refer to Note 5 of these Notes to Condensed Consolidated Financial Statements for additional information.

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
November 30, 2018

NOTE 2:    BASIC INCOME (LOSS) PER SHARE (CONTINUED)

The denominator for diluted income (loss) per share for the periods ended November 30, 2018 and 2017, respectively, did not include 6,407,221 warrants as they would have been anti-dilutive.

	For the nine months ended
	November 30,
	2018	2017

Net (loss) income available to common shareholders	$(163,087)	$491,995
Weighted average common shares – basic	26,574,313	26,574,313
Net (loss) income per share – basic	$(0.01)	$0.02

Dilutive effect of common stock equivalents:
Warrants	-	-
Weighted average common shares – diluted	26,574,313	26,574,313
Net (loss) income per share – diluted	$(0.01)	$0.02

	For the three months ended
	November 30,
	2018	2017

Net (loss) income available to common shareholders	$(126,258)	$246,618
Weighted average common shares – basic	26,574,313	26,574,313
Net (loss) income per share – basic	$0.00	$0.01

Dilutive effect of common stock equivalents:
Warrants	-	-
Weighted average common shares – diluted	26,574,313	26,574,313
Net (loss) income per share – diluted	$0.00	$0.01

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
November 30, 2018

NOTE 3:   COMMON STOCK

Common Stock

During the quarter ended November 30, 2018 and 2017, no securities were issued by the Company.

Warrants

A summary of warrant activity for the nine months ended November 30, 2018 is shown below.

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price

Outstanding at March 1, 2018	6,407,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at November 30, 2018	6,407,221	0.21
Vested at November 30, 2018	6,407,221	0.21
Exercisable at February 28, 2018	6,407,221	0.21

The following table summarizes significant ranges of outstanding warrants as of November 30, 2018:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise	Number	Exercise
Exercise Price	Number	Life (Years)	Price	Outstanding	Price

$0.21	6,407,221	1.75	$0.21	6,407,221	$0.21

NOTE 4:    INVENTORY

The Company's inventory consisted of the following at November 30, 2018 and February 28, 2018:

	November 30, 2018	February 28, 2018
Raw materials	$690,629	$860,424
Finished goods	392,789	137,872
	$1,083,418	$998,296

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
November 30, 2018

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

The Company's performance obligations consist solely of product shipped to customers.  Revenue from product sales is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration we expect to receive in exchange for these products.  Revenue is recognized net of returns and any taxes collected from customers.  We offer standard contractual terms in our purchase orders. In addition, we use the practical expedient related to commissions paid since they would be amortized in less than one year.

Sales to two customers accounted for 56% of sales for the three and nine month periods ended November 30, 2018.  Accounts receivable from these customers amounted to $290,215 or approximately 66% of accounts receivable as of November 30, 2018.

Sales to one customer accounted for 33% and 32% of sales for the three and nine month periods ended November 30, 2017, respectively. Accounts receivable from one customer amounted to $583,779 or approximately 89% of accounts receivable as of November 30, 2017.

Decrease in revenue of $1,350,443 with a net loss of $163,087 for the nine period ended November 30, 2018. In fiscal year 2018 a significant portion of our revenues came from organizations which were engaged in natural disaster relief activities. In fiscal year 2019, we did not have the same level of natural disaster revenues and did not replace these customers. As a result our revenue decreased. We have refocused our attention in replacing our customer revenue by expanding our scope with other organizations and will continue to do so.

NOTE 6:    RELATED PARTY TRANSACTIONS

During the nine months ended November 30, 2018 and 2017, TAM purchased on behalf of the Company approximately $0 and $0 respectively.  All amounts due to TAM had been paid in full as of November 30, 2018.

The Company utilizes the services of an individual, who is a related party, to source materials and provide the manufacturing of component parts with third-party vendors in China. For the nine months ended November 30, 2018 and 2017, purchases facilitated through the related party accounted for approximately 16% and 22%, respectively, of total raw material purchases. The Company paid approximately $39,000 and $ 37,000 in direct commissions to the related party consultant during the nine months ended November 30, 2018 and 2017, respectively.

The Company advanced amounts to an employee of approximately $26,150 and $26,750 as of November 30, 2018 and 2017, respectively. These amounts are being repaid through direct payroll withdrawals.

The Company had receivable, from stockholders of approximately $11,000 and $2,000 as of November 30, 2018 and 2017, respectively.

The Company had sales to two companies related to a former member of the Board of Directors.  Specifically, sales to Sovereign Earth, LLC (dba Revolve) totaled approximately $653,000 and $379,000 for the nine months ended November 30, 2018 and 2017, respectively and sales to Amazon Seychelle totaled approximately $98,000 and $12,000 for the nine months ended November 30, 2018 and 2017, respectively.  Sovereign Earth, LLC (dba Revolve) is the sole and exclusive seller of the following products in worldwide markets, including Amazon World Marketplaces:  amazon.com, amazon.co uk, amazon.de, amazon.fr, amazon.jp, amazon.it, amazon.ca, amazon.cn, amazon.in, and amazon.com.mx for the duration of the agreement:  Generation#1 Filter Pitcher:  All filter iterations (regular, standard, advanced, radiological, extreme, supreme, etc.)

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS
November 30, 2018

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

Licenses

The Company has historically entered into licensing agreements with third-parties for product proprietary rights, patent and trademark ownership, and use of product name. In return, the Company agrees to pay licensing fees and/or royalties on sales of those products. During the nine months ended November 30, 2018 and 2017, the Company paid $7,136 and $19,651, respectively, in royalties and licensing fees related under these agreements.

NOTE 8: SUBSEQUENT EVENTS

Management has evaluated subsequent events from November 30, 2018 through the date the condensed consolidated financial statements were issued, and has concluded that no subsequent events have occurred that would require recognition or disclosure in these condensed consolidated financial statements.

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
November 30, 2018

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

We recorded a provision for income taxes of $0 and $0 for the quarter ended November 30, 2018 and 2017 respectively, related to federal and state taxes, based on the Company's expected annual effective tax rate.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") as of and for the three and nine month periods ended November 30, 2018 and 2017. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the condensed consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2018.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summarized historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three and nine month periods ended November 30, 2018 and 2017 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three month period ended November 30, 2018 compared to the corresponding period in 2017

			Period over
	2018	2017	Period change	%

Sales	$609,444	$1,629,324	(1,019,880)	(63%)
Cost of sales	292,296	858,765	(566,469)	(66%)
Gross profit	317,148	770,559	(453,411)	(59%)
Gross profit %	52%	47%	44%	-
Selling, general, and administrative expenses	429,650	507,325	(77,675)	(15%)
Depreciation and amortization	13,294	16,040	(2,746)	(17%)
Other income (expense)	(462)	(576)	114	(20%)
(Loss) income before income tax benefit (expense)	(126,258)	246,618	(372,876)	(151%)
Provision for income taxes	-	-		-
Net (loss) income	(126,258)	246,618	(372,876)	(151%)

Sales. Sales decreased by $1,019,880 or (63%) to $609,444 during the three months ended November 30, 2018 from $1,629,324 during the three months ended November 30, 2017.  The decrease is primarily due to decrease in sales of our bottle, portable retail, pitcher replacement and pitcher custom product lines. Sales during the three months ended November 30, 2017 of this product line were $1,471,441, compared to $537,267 in the comparable current period 2018.

In fiscal year 2018 a significant portion of our revenues came from organizations which were engaged in natural disaster relief activities. In fiscal year 2019, we did not have the same level of natural disaster revenues and did not replace these customers. As a result our revenue decreased. We have refocused our attention in replacing our customer revenue by expanding our scope with other organizations and will continue to do so.

Cost of sales and gross profit percentage. As a percentage of sales, the gross profit margin during the three months ended November 30, 2018 decreased to 47% from 52%.   The product mix and timing of significant sales is always an important factor in the resulting profit margins reported.  The Company believes that the average gross margin percentages overall could decrease to a range around approximately 45% in the foreseeable future.

Selling, general, and administrative expenses. These expenses decreased by $77,675, or (15%), during the three months ended November 30, 2018 compared to the same period ended in the prior year.  The decrease was a direct result of the decrease in legal costs.

Depreciation and amortization.  Depreciation and amortization expense was decreased due to fully depreciated fixed assets.

Income tax benefit (expense).  The Company recorded provision of $0 due to a pretax loss of $126,258 during the three month period ended November 30, 2018. The Company recorded no tax provision due to NOL utilization even with a pretax income of $246,618 during the three months ended November 30, 2017.

Net (loss) income. Net (loss) for the three month period ended November 30, 2018 was $126,258 compared to net income for the three month period ended November 30, 2017 of $246,618.  This was primarily due to the decrease of $1,019,880 or (63%) in sales.

Nine month period ended November 30, 2018 compared to the corresponding period in 2017

			Period over
	2018	2017	Period change	%

Sales	$2,479,023	$3,829,465	(1,350,442)	(35%)
Cost of sales	1,246,809	2,014,064	(767,255)	(38%)
Gross profit	1,232,214	1,815,401	(583,187)	(32%)
Gross profit %	50%	47%	43%
Selling, general, and administrative expenses	1,352,421	1,262,269	90,152	7%
Depreciation and amortization	41,296	51,094	(9,798)	(19%)
Other income (expense)	(1,584)	(3,992)	2,408	(60%)
(Loss) income before income tax benefit (expense)	(163,087)	498,046	(661,133)	(133%)
Income tax benefit	-	(6,051)	6,051	(100%)
(Loss) net income	(163,087)	491,995	(655,082)	(133%)

Sales. The decrease in sales by $1,350,443 during the nine months ended November 30, 2018 from $3,829,465 during the nine months ended November 30, 2017.  The decrease of (35%) is primarily due to decrease in sales of our bottle, portable retail and pitcher product lines.

In fiscal year 2018 a significant portion of our revenues came from organizations which were engaged in natural disaster relief activities. In fiscal year 2019, we did not have the same level of natural disaster revenues and did not replace these customers. As a result our revenue decreased. We have refocused our attention in replacing our customer revenue by expanding our scope with other organizations and will continue to do so.

Cost of sales and gross profit percentage. As a percentage of sales, the gross profit margin during the nine months ended November 30, 2018 increased to 50% from 47%.  The product mix and timing of significant sales is always an important factor in the resulting profit margins reported.  The Company believes that the average gross margin percentages overall could decrease to a range around approximately 45% in the foreseeable future.

Selling, general, and administrative expenses. These expenses increased by $88,752, or 7%, during the nine months ended November 30, 2018 compared to the same period in the prior year.  The increase was a direct result of the increase in legal and advertising costs.

Depreciation and amortization.  Depreciation and amortization was decreased due to fully depreciated fixed assets.

Income tax benefit (expense).  The Company recorded an income tax $0 due to pretax loss of $163,087 compared to an income tax of $6,050 due to NOL utilization even with pretax income of $498,046 during the nine month period ended November 30, 2017.

Net (loss) income. Net loss for the nine month period ended November 30, 2018 was $163,087 compared to net income of $491,995 for the nine month period ended November 30, 2017.

Net cash from operating activities. During the nine month period ended November 30, 2018, cash used in operating activities was $13,302, compared to cash provided in operating activities of $1,060,767 in the same period during 2017. This was primarily the result of decreased sales and increased expenses combined with collections of accounts receivable.

Net cash from investing activities. During the nine month period ended November 30, 2018, the Company spent approximately $14,259 on capital expenditures.  In comparable period of the prior year, the Company spent $13,364 on capital expenditures.

Net cash from financing activities. Cash used in financing activities during the nine month period ended November 30, 2018 was $3,966 compared to $3,033 during the comparable period. This was a result of the addition of a new capital lease in this fiscal year compared to various leases added in the previous year.

Management's Plan. As of November 30, 2018, the Company had $2,044,306 in cash and cash equivalents, $484,889 in accounts receivable and a backlog of $376,722 in unshipped product.  This year, Seychelle plans to release a variety of new products in the upcoming months that introduce hollow fiber technology and further improvements to our filter effectiveness and production.  We anticipate an increase in earnings with the addition of our innovative technology to products that focus on water soluble medical cannabis in conjunction with our portable products.

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

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There were no material changes to the Company's critical accounting policies or estimates during the nine month period ended November 30, 2018.

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

Changes in Internal Control over Financial Reporting

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

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at February 28, 2018:

(1)	lack of a functioning audit committee and lack of outside directors on the Company's Board of Directors capable to oversee the audit function;

(2)	inadequate segregation of duties due to limited number of personnel, which makes the reporting process susceptible to management override;

Management believes that the material weaknesses set forth in items (1) through (2) above did not have an effect on the Company's financial reporting during the period ended November 30, 2018.

There was no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during this quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In addition, management improved written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements and controls over period end financial disclosure and reporting processes.  Management believes this addressed certain aspects of this material weakness previously identified.  Management will continue to assess the effectiveness of its remediation efforts in connection with policies and procedures for accounting and financial reporting.

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

During the quarter ended November 30, 2018, the Company did not issue any securities.

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

Seychelle Environmental Technologies, Inc.

Date: January 11, 2019	By:	/s/ Carl Palmer
Carl Palmer Director, Chief Executive Officer and Chief Financial Officer

