Form 10-K
period 2019-02-28
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2019-05-29
CIK 1056757

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2019

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

The number of shares outstanding of the registrant's common stock, as of May 24, 2019 was 26,640,313.

The aggregate market value of the voting stock of the Registrant held by non-affiliates as of August 31, 2018 was approximately $1,886,303.

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

Business of Seychelle

General

Seychelle designs, assembles and distributes unique, state-of-the-art ionic absorption micron filters specifically for portable filter devices that remove up to 99.99% of all pollutants and contaminants found in any fresh water source as well as increase the alkalinity of the water up to a pH level of 9.5. Seychelle water filtration products address a worldwide problem of access to clean drinking water and makes available low-cost, effective filtration products that will meet the need for safe, great tasting, and high quality drinking water.

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

Currently, the majority of our sales are to customers in the U.S. For the year ended February 28, 2019, we had two U.S. based customers that accounted for 58% of our total sales.  For the year ended February 28, 2018, we had three U.S. based customers that accounted for 56% of our total sales.

Backlog

As of February 28, 2019 and 2018, we had a backlog of approximately $240,000 and $395,000, respectively, in unshipped orders.

Employees

As of February 28, 2019, we had a President with five (5) administrative employees supporting that effort.  In assembly, operations and warehousing we had fourteen (14) full-time employees and one (1) part-time employee.

As of February 28, 2018, we had a President and one (1) executive employee managing the Company with five (5) administrative employees supporting that effort.  In assembly, operations and warehousing we had seventeen (17) full-time employees and one (1) part-time employee working to fill orders.

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

Research and Development

We did not spend a significant amount for research and development activities during the fiscal years ended February 28, 2019 and 2018.

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

We Have Been Profitable for Five of Our Eight Most Recent Fiscal Years. However, We Cannot Guarantee That We Will Continue to Conduct Profitable Operations. We Were Not Profitable for Our Most Recent Fiscal Year.

We recorded a net loss from operations for the most recent fiscal year ending February 28, 2019. We had the following (loss) income for the years ending:

Net (Loss) Income
28-Feb-19	$(240,127)
28-Feb-18	$660,907
28-Feb-17	$(2,147,224)
29-Feb-16	$1,032,941
28-Feb-15	$(1,405,909)
28-Feb-14	$506,797
28-Feb-13	$635,883
29-Feb-12	$197,986

While we believe that we have had a successful operating history, we cannot guarantee that we will continue to be profitable.  If we do not continue to be profitable, we may go out of business, and an investor could lose their entire investment.

We Have a Significant Dependence on a Few Customers.

During the fiscal year ended February 28, 2019, the Company had two customers who accounted for approximately 30%, and 28% (or 58%) of total sales. During the fiscal year ended February 28, 2018, the Company had three customers who accounted for approximately 33%, 12% and 11% (or 56%) of total sales. One of those customers accounted for approximately 80% and 33% of net accounts receivable as of February 28, 2019 and 2018, respectively.  Management believes that if future revenues from its significant customers decline, those revenues can be replaced through the sales to other customers.  However, there can be no assurance that this will occur, which could result in an adverse effect on the Company's consolidated financial condition or results of operations in the future.

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

Our Board of Directors and the Majority of the Shares of the Company are Under the Complete Control of Mrs. Cari Beck, our CEO and CFO, and her family.

The Board of Directors is completely under the control of Mrs. Cari Beck and her family. The current Board of Directors consists of Mrs. Cari Beck, her husband, Mr. John Beck, and her father, Mr. Carl Palmer. Currently, there are no outside Directors. Although Mr. Carl Palmer was the founder and principal officer of Seychelle for many years, Mrs. Beck is now President, CEO, CFO, Treasurer and HR Manager, as well as the trustee for the TAM Irrevocable Trust, which controls the largest block of common shares of Seychelle. It must be assumed that all final decisions of the Company will ultimately be made solely by Mrs. Beck and this group. The amount of outside input and advice which they will utilize can be expected to be entirely within their sole discretion.

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

The Company has identified material weaknesses in its internal control over financial reporting.

The Company has identified material weaknesses in its internal control over financial reporting. The Company’s internal control over financial reporting has been designed to provide management and the Board of Directors with reasonable assurance regarding the preparation and fair presentation of the Company’s consolidated financial statements. As a small company, we are not able to segregate duties to the extent we could if we had more people, and we have not sufficiently designed controls that support an effective assessment of our internal controls relating to the prevention of fraud and possible management override of controls. Further, the Company does not have an internal audit department, and has not engaged an outside firm to complete the documentation of its internal control assessment to the level required by the applicable criteria.

We believe that our overall internal control environment is sufficient for a company of our size. However, the existence of material weaknesses means that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. If we are not able to correct material weaknesses or deficiencies in internal controls in a timely way, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the SEC’s rules and forms will be adversely affected. Such a result could negatively impact the market price and trading liquidity of our stock, weaken investor confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely affect our business and financial condition. For more information regarding the material weaknesses, the mitigating controls we use, and certain remedial steps we have taken or considered, please see Part II. Item 9A Controls and Procedures.

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

Our results could be impacted by changes in trade agreements or treaties and the imposition of tariffs on our goods exported to other countries.

The Trump administration has indicated its intent to alter the U.S. government’s international trade policies and in some cases to renegotiate or terminate existing trade agreements and treaties with various foreign countries, including the North America Free Trade Agreement. In addition, certain foreign countries, including the People’s Republic of China, have imposed or are considering imposing tariffs on various U.S. goods exported to those countries. It is currently unclear what will happen regarding these trade agreements, treaties and tariffs in the long term, but an escalating trade war or other governmental action with respect to any of them could adversely impact foreign demand for our products or our operating cost.

ITEM 1B. UNRESOLVED STAFF COMMENTS

A smaller reporting company is not required to provide the information in this Item.

ITEM 2. PROPERTIES

The Company has a lease agreement for its corporate offices, inventory and production facility at 22 Journey in Aliso Viejo, Ca.  The lease has a term of 5 years at a monthly rental of approximately $26,000.

We hold trademarks and a tradename, we previously held two patents which are now expired. We currently hold no patents.

ITEM 3. LEGAL PROCEEDINGS

The Company may be, from time to time, involved in legal proceedings in the normal course of business.  The Company is involved in the following legal proceedings as of February 28, 2019, which would be deemed material:

There is a pending legal action named Rolling Tides, LLC vs. Carl Palmer, Seychelle Environmental Technologies, Inc., and other defendants.  The case was brought in the Superior Court of the State of California, County of Orange.  The action alleges certain fraudulent transfers occurred from Seychelle to the various defendants.  The plaintiffs have refused to identify any such transfers by date or amount.  The matter is in discovery and trial is set for August 2019.  All the defendants have denied the allegations of the complaint and are vigorously defending the matter.  It is not likely that the case will be settled without trial.  The Company believes that the case has no merit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market or Markets

Our Common Stock began trading in 1997 on the OTC Bulletin Board (OTCBB).  Since the consummation of trading our common stock, market makers and other dealers have provided bid and ask quotations of our Common Stock under the symbol "SYEV." We were de-listed from the OTCBB in 2002 and were traded on the "Pink Sheets" from December 2002 to March 11, 2008, when we were re-listed on the OTCBB. The table below represents the range of high and low bid quotations of our common stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent factual transactions.  As of May 28, 2019, the common stock had a closing bid price of $0.07 per share.

Fiscal Year 2019	High Bid	Low Bid

Quarter Ended:

First Quarter May 2018	$0.20	$0.19

Second Quarter August 2018	$0.16	$0.16

Third Quarter November 2018	$0.13	$0.13

Fourth Quarter February 2019	$0.09	$0.09

Fiscal Year 2018	High Bid	Low Bid

Quarter Ended:

First Quarter May 2017	$0.15	$0.15

Second Quarter August 2017	$0.19	$0.19

Third Quarter November 2017	$0.17	$0.10

Fourth Quarter February 2018	$0.27	$0.26

Approximate Number of Holders of Common Stock

As of February 28, 2019, there were approximately 353 shareholders on record of our common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries as of and for the fiscal years ended February 28, 2019 and February 28, 2018.  The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control.

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management's application of accounting policies.

Critical accounting policies for us include our accounting for inventory reserves, allowance for doubtful accounts receivable and sales returns reserves and determination of the valuation allowance for deferred tax assets.

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

Allowance for Doubtful Accounts

The Company analyzes its current account receivable portfolio in accordance with FASB Accounting Standards Codification (ASC) Topic 606, Revenue From Contracts with Customers. Estimates for potential uncollectible accounts receivable is based on a variety of factors, the age of the receivable, historical payment patterns, and actual return experience of specific products or similar products. The Company also reviews its estimates for product returns based on expected return data communicated to us by customers and historical experience.  Management is able to make reasonable and reliable estimates of its allowance for doubtful accounts and product returns based on our history in this business.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts expected to be realized. The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examinations by the tax authorities, based on the technical merits of the position.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606 ("ASU 2014-09"). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the standard is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 can be adopted by the Company either retrospectively (Full Retrospective Approach) or as a cumulative-effect adjustment (Modified Retrospective Approach) as of the date of adoption.

The Company has adopted the guidance beginning in fiscal 2019 using the modified retrospective approach. The impact of adopting the standard on our consolidated financial statements and related disclosures was not material.

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

Results of Operations

Our summary historical financial data is presented in the following table to aid you in your analysis. You should read this data in conjunction with this section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this annual report. The selected financial data below for the fiscal years ended February 28, 2019 and 2018 are derived from our consolidated financial statements included elsewhere in this annual report.

Fiscal year ended February 28, 2019 compared to the corresponding period in fiscal 2018.

Selected Financial Data

	Years Ended
	February 28,	February 28,		Percentage
	2019	2018	Difference	Change

Sales	$3,153,429	$5,279,377	$(2,125,948)	(40%)
Cost of sales	1,633,430	2,802,565	(1,169,135)	(42%)
Gross profit	1,519,999	2,476,812	(956,813)	(39%)
Gross profit percentage	48%	47%

Selling, general and administrative expenses	1,563,498	1,614,885	(51,387)	(3%)
Legal expenses	140,098	162,425	(22,327)	(14%)
Depreciation and amortization	55,040	60,232	(5,192)	(9%)

(Loss) income from operations	(238,637)	639,270	(877,907)	(137%)

Interest expense	(1,919)	(4,394)	2,475	(56%)
Other income	429	32,728	(32,299)	(99%)

(Loss) income before income taxes	(240,127)	667,604	(907,731)	(136%)
(Loss) income before income taxes percentage	(8%)	13%

Provision for income taxes	-	(6,697)	6,697	(100%)
Net (loss) income	(240,127)	660,907	(901,034)	(136%)
Net (loss) income percentage	(8%)	13%
Net (loss) income per share - basic and diluted	$(0.01)	$0.02

Net cash provided by operating activities	45,310	1,378,802
Net cash used in investing activities	(37,655)	(30,774)
Net cash used in financing activities	(5,366)	(4,307)

Sales.  Sales decreased to $3,153,429 during the fiscal year ended February 28, 2019 from $5,279,377 during the year ended February 28, 2019.  The decrease of 40% is primarily due to decreasing sales of our portable retail and bottle products.

Cost of sales and gross profit percentage.  As a percentage of sales, the gross profit margin during the fiscal year ended February 28, 2019 increased to 48% from 47% due to product mix and timing of significant sales.  The Company believes that the average gross margin percentages overall can decrease to a range around approximately 40% in the foreseeable future.

Legal expenses.  The decrease in legal expenses of $22,327 is due to fees for employment matters settled during year-end February 28, 2019.

Selling, general and administrative expense. The selling, general and administrative expenses decreased $51,387, or (3%), from prior year. The decrease was a direct result of the Company managing cost.

Interest expense. Interest expense was relatively consistent from year to year.

Other income.  Other income decreased $32,299, or (99%).

Provision for income taxes.   The Company did not record an income tax expense due to its pretax loss of $240,127.

Net (loss) income.  The net loss for the year ended February 28, 2019 is $240,127 compared to the net income for the year ended February 28, 2018 of $660,907.

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

The following table summarizes our significant contractual obligations on an undiscounted basis as of February 28, 2019 and the future periods in which such obligations are expected to be settled in cash or converted into the Company's common stock. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in footnotes, as referenced below:

	Total	Less Than 1 Year	1- 3 Years	3-5 Years	More Than 5 Years
Accounts payable and accrued expenses	$267,641	$267,641	$-	$-	$-
Customer deposits	30,567	30,567	-	-	-
Capital lease	9,120	5,938	3,182	-	-
Other contractual commitments (1)	621,908	253,908	368,000	-	-
Total contractual obligations	$929,236	$558,054	$371,182	$-	$-

(1) Office lease commitments expiring July 2021.

Liquidity and capital resources.

Net cash provided by operating activities. During the fiscal year ended February 28, 2019, the Company had cash provided by operating activities of $45,310 compared to cash provided by operating activities of $1,378,802 in the comparable prior period. During the year ended February 28, 2019, the Company had a net loss of $240,127 compared to year ended February 28, 2018 the Company had a net income of $660,907 due to reduction in sales.

Net cash used in investing activities. The Company spent approximately $38,000 on capital expenditures compared to approximately $31,000 in the prior period.  Cash used in investment during the fiscal year ended February 28, 2019 was for the purchase of additional tooling and molding to increase production capacity and also for shop equipment.

Net cash used in financing activities.  In fiscal 2019 and 2018, the Company repaid $5,366 and $4,307, respectively in capital leases payable.

As of February 28, 2019, the Company has unrestricted cash and cash equivalents of approximately $2,078,000 and a backlog of approximately $240,000 in orders to fill.

Capital expenditures.

We do not expect any major capital expenditures in fiscal 2020. However, minor purchases of additional molds or tooling may be needed to expand our product line.  We will be able to fund these purchases from cash on hand and we will not require outside financing.

 Any seasonal aspects

We have not experienced seasonal spikes in our sales as a result of our very limited retail store distribution and our sales are not subject to material seasonal fluctuation.

 Off-Balance Sheet Arrangements

None

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Seychelle Environmental Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seychelle Environmental Technologies, Inc. and its subsidiaries (the Company) as of February 28, 2019 and 2018, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Irvine, California

May 29, 2019

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Consolidated Balance Sheets

ASSETS
	February 28,	February 28,
	2019	2018
CURRENT ASSETS
Cash and cash equivalents	$2,078,122	$2,075,833
Accounts receivable, net of allowance for doubtful accounts of $4,614 and $8,617, respectively	352,818	829,790
Related party receivable	31,472	35,007
Inventory, net	972,497	998,296
Prepaid expenses, deposits and other current assets	129,049	159,980
Total current assets	3,563,958	4,098,906

PROPERTY AND EQUIPMENT, NET	118,154	135,539

OTHER ASSETS
Other assets	66,670	66,670

Total assets	$3,748,782	$4,301,115

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$267,641	$441,866
Customer deposits	30,567	163,184
Capital lease obligations, current portion	5,938	5,402
Total current liabilities	304,146	610,452

LONG-TERM LIABILITIES

Capital lease obligations, net of current portion	3,182	9,082
Total long-term liabilities	3,182	9,082

Total liabilities	307,328	619,534

Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY
Preferred stock, 6,000,000 shares authorized,
none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares
authorized, 26,640,313 shares
issued and outstanding	26,641	26,641
Additional paid-in capital	8,944,368	8,944,368
Accumulated deficit	(5,499,875)	(5,259,748)
Less treasury stock at cost 66,000 shares	(29,680)	(29,680)

Total stockholders' equity	3,441,454	3,681,581
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,748,782	$4,301,115

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For the Year Ended
	February 28,	February 28,
	2019	2018

SALES *	$3,153,429	$5,279,377
COST OF SALES	1,633,430	2,802,565
GROSS PROFIT	1,519,999	2,476,812

Selling, general and administrative expenses	1,563,498	1,614,885
Legal expenses	140,098	162,425
Depreciation and amortization	55,040	60,232

Total operating expenses	1,758,636	1,837,542

(LOSS) INCOME FROM OPERATIONS	(238,637)	639,270

Interest expense	(1,919)	(4,394)
Other income	429	32,728

Total other (expense) income	(1,490)	28,334

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(240,127)	667,604

Provision for income taxes	-	(6,697)

NET (LOSS) INCOME	$(240,127)	$660,907
NET (LOSS) INCOME PER SHARE
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	26,574,313	26,574,313
Diluted	26,574,313	26,574,313

* NET REVENUE FROM RELATED PARTIES	$1,063,987	$659,998

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Consolidated Statements of Stockholders' Equity

For the Years Ended February 28, 2019 and 2018

	Common Stock			Treasury Stock
	Shares		Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at February 28, 2017	26,640,313		$ 26,641	66,000	$ (29,680))	$8,944,368	$(5,920,655)	$3,020,674

Net income	-		-	-	-	-	660,907	660,907

Balance at February 28, 2018	26,640,313		26,641	66,000	(29,680)	8,944,368	(5,259,748)	3,681,581

Net loss	-		-	-	-	-	(240,127)	(240,127)

Balance at February 28, 2019	26,640,313	$	$ 26,641	66,000	$ (29,680)	$8,944,368	$(5,499,875)	$3,441,454

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For the Year Ended
	February 28, 2019	February 28, 2018

CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	$(240,127)	$660,907
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	55,040	60,232
Provision for doubtful accounts	19,233	37,911
Changes in operating assets and liabilities:
Accounts receivable	457,739	37,806
Related party receivable	3,535	(7,807)
Inventory	25,800	423,575
Prepaid expenses, deposits and other current assets	30,931	137,220
Accounts payable and accrued expenses	(174,224)	(34,549)
Customer deposits	(132,617)	63,507
Net Cash Provided by Operating Activities	45,310	1,378,802

CASH FROM INVESTING ACTIVITIES:
Additions to property and equipment	(37,655)	(30,774)
Net Cash Used in Investing Activities	(37,655)	(30,774)

CASH FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(5,366)	(4,307)
Net Cash Used in Financing Activities	(5,366)	(4,307)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,289	1,343,721

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,075,833	732,112

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,078,122	$2,075,833

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest	$1,919	$4,395

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

NOTE 1:   ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Seychelle Environmental Technologies, Inc. was incorporated under the laws of the State of Nevada on January 23, 1998 as a change in domicile to Royal Net, Inc., a Utah corporation that was originally incorporated on January 24, 1986. Royal Net, Inc. changed its state of domicile to Nevada and its name to Seychelle Environmental Technologies, Inc. effective in January 1998.  Seychelle Water Technologies, Inc., and Fill 2 Pure International, Inc., both wholly owned subsidiaries, were formed as corporations in February 1997 and April 2013, respectively, under the laws of the state of Nevada for the purpose of marketing. Seychelle Environmental Technologies, Inc. and it’s subsidiaries are collectively herein referred to as “Seychelle” or the “Company”

Description of Business

The Company designs, assembles and distributes water filtration systems. These systems include portable water bottles, canteens, pumps, home-use pitchers, and related water filtration products that can be filled from nearly any available source of fresh water.

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company's consolidated financial statements.  The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the consolidated financial statements herein as of and for the years ended February 28, 2019 and 2018.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The Company is presently comprised of Seychelle Environmental Technologies, Inc., a Nevada corporation, with two wholly-owned subsidiaries, Seychelle Water Technologies, Inc., and Fill 2 Pure International, Inc., also Nevada corporations. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made in preparing the consolidated financial statements include inventory reserves, the allowance for doubtful accounts receivable and the deferred income tax valuation allowance. Actual results could differ from those estimates.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits of $250,000.  The Company has not experienced any losses related to this concentration of risk. Deposits exceeded insured limits by approximately $1,828,000 as of February 28, 2019.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Inventory is comprised of raw materials and finished goods.  Raw materials consist of fittings, caps and other components necessary to assemble the Company's finished goods.  Finished goods consist of water bottles and other filtration systems that are available for shipment to customers.  Finished goods and work in process include the costs of materials, labor and an allocation of overhead.  Total overhead allocated to inventory as of February 28, 2019 and 2018 amounted to approximately $200,000 and $68,000, respectively.

At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence.  This evaluation includes an analysis of sales levels by product type.  Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory.  Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory.  The Company's inventory is reduced by excess and obsolete inventory reserve, which amounted to approximately $126,000 and $185,000 as of February 28, 2019 and 2018, respectively.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

The carrying value of long-lived assets, such as property and equipment, are evaluated when indicators of impairment are present. Impairment is assessed when the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No indicators of impairment existed during fiscal years ended, February 28, 2019 and 2018.

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

Advertising

Advertising costs are expensed as incurred.  Total advertising expenses amounted to approximately $135,000 and $30,000 for the fiscal years ended February 28, 2019 and 2018, respectively, and recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

Research and Development

Research and development costs are expensed as incurred and amounted to approximately $4,600 and $6,100 for the fiscal years ended February 28, 2019 and 2018, respectively. These costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes.  The asset and liability method require that the current or deferred tax consequences of all events recognized in the consolidated financial statements be measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

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

(Loss) Income Per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of outstanding common shares during each of the periods presented. Diluted net income per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, assuming the conversion, exercise, or issuance of all potential common stock equivalents unless the effect per share is antidilutive. If the inclusion of common stock equivalents in the weighted average number of common shares outstanding would be anti-dilutive these items would be omitted from the calculation of net (loss) income per common share. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	For the year ended
	February 28,	February 28,
	2019	2018
Numerator:
Net (loss) income available to common shareholders	$(240,127)	$660,907
Weighted average shares – basic	26,574,313	26,574,313
Net (loss) income per share – basic	$(0.01)	$0.02

Dilutive effect of common stock equivalents:
Warrants	-	-
Weighted average shares – diluted	26,574,313	26,574,313
Net (loss) income per share – diluted	$(0.01)	$0.02

For the year ended February 28, 2019 and 2018, 6,407,221 potential common shares issuable upon the exercise of outstanding warrants have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive since the warrants are not "in the money".

Concentrations

The Company utilizes the services of two individuals, one of which is a related party and one of which is a third-party in China to source materials and the manufacturing of component parts with third-party vendors in China. As of February 28, 2019 and 2018, the Company had deposits for inventory purchases in China of approximately $66,237 and $3,067, respectively.

For the year ended February 28, 2019, we had two customers that accounted for 30% and 28% (or 58%) of our total sales.  As of February 28, 2018, we had three customers that accounted for 33%, 12% and 11% (or 56%) of our total sales.  One of these customers accounted for 80% and 33% of net accounts receivable as of February 28, 2019 and 2018, respectively.

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

The Company has adopted the guidance beginning in fiscal 2019 using the modified retrospective approach. The impact of adopting the standard on our consolidated financial statements and related disclosures was not material.

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

NOTE 3:   INVENTORY

The Company's inventory consisted of the following:

	February 28, 2019	February, 28 2018
Raw materials	$382,658	$860,424
Finished goods	589,839	137,872
Net inventory	$972,497	$998,296

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

NOTE 4:   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

	February 28,	February 28,
	2019	2018
Tooling	$424,578	$408,453
Equipment	84,647	63,117
Computer equipment	63,520	63,520
	572,745	535,090
Less: accumulated depreciation and amortization	(454,591)	(399,551)
Total	$118,154	$135,539

Fixed assets outside the United States included $367,123 and $350,998 in tooling and equipment, at cost, located in various third party locations which manufacture the Company's component parts at February 28, 2019 and February 28, 2018, respectively. Depreciation expense included in operating expenses were $55,040 and $60,232 for the fiscal years ended February 28, 2019 and 2018, respectively.

NOTE 5:    CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under leases classified as capital leases. The leased equipment carried a cost of $26,000 as of February 28, 2019 and 2018 and is depreciated on a straight-line basis over 5 years. Total accumulated depreciation related to the leased equipment was $13,000 as of February 28, 2019 and 2018. Obligations outstanding consisted of the following:

	February 28, 2019	February 28, 2018
Capital lease for equipment requiring monthly payments of principal and Interest of $546 through August 2020 bearing interest at an annual rate of 9.5%	$10,266	$16,914
Total capital lease obligations, principal and interest	10,266	16,914
Less amount representing interest	(1,146)	(2,430)
Total capital lease obligations, principal	9,120	14,484
Less current portion	(5,938)	(5,402)
Long term portion	$3,182	$9,082

Future maturities of the capital lease obligation as of February 28, 2019 are:

Fiscal Year Ending
February 28,	Amount

2020	$5,938
2021	3,182
Total	$9,120

NOTE 6:   RELATED PARTY TRANSACTIONS

During the fiscal year ended February 28, 2018, TAM Trust purchased, on behalf of the Company, approximately $132,000 of raw materials from a vendor with which it already had a business relationship.

The Company paid commission to a related party for sourcing raw materials with third-party vendors in China. The Company paid approximately $47,000 and $63,000 in direct commissions to the related party during the fiscal years ended February 28, 2019 and 2018, respectively.

The Company had advanced amounts to employees of approximately $26,000 and $28,600 as of February 28, 2019 and 2018, respectively. These amounts are being repaid through direct payroll withdrawals.

The Company had receivables from stockholders of approximately $5,000 and $6,000 as of February 28, 2019 and 2018, respectively.

The Company had sales to two companies related to a member of the Board of Directors.  Specifically, the two companies were Sovereign Earth, LLC and Amazon Seychelle. Sales to Sovereign Earth, LLC (dba Revolve) were $899,000 and $636,000 for the fiscal years ended February 28, 2019 and 2018, respectively and sales to Amazon Seychelle totaled $165,000 and $24,000 for 2019 and 2018 respectively. Pursuant to the agreement with the Company, Sovereign Earth, LLC is the sole and exclusive seller of the certain Seychelle products in specified Amazon world markets.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

NOTE 7:   EQUITY TRANSACTIONS

Restricted Stock Grants

None

Warrants

A summary of warrant activity for the fiscal years ended February 28, 2019 and February 28, 2018 is shown below.

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price

Outstanding at March 1, 2017	6,407,221	0.21
Granted	-	-
Exercised	-	-
Outstanding at February 28, 2018	6,407,221	0.21
Granted	-	-
Exercised	-	-
Outstanding at February 28, 2019	6,407,221	0.21
Vested at February 28, 2019	6,407,221	0.21
Exercisable at February 28, 2019	6,407,221	0.21

The following table summarizes significant ranges of outstanding warrants as of February 28, 2019:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise	Number	Exercise
Exercise Price	Number	Life (Years)	Price	Outstanding	Price

$0.21	6,407,221	1.79	$0.21	6,407,221	$0.21

As of February 28, 2019 and 2018 the total outstanding warrants had an intrinsic value of $0.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

NOTE 8:   INCOME TAXES

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended February 28, 2019:
U.S. federal	$-	-	-
State	-	-	-
Total income tax expense (benefit)	$-	-	-

Year ended February 28 2018:
U.S. federal	$(2,970)	-	(2,970)
State	9,667	-	9,667
Total income tax expense	$6,697	-	6,697

The income tax expense (benefit) differs from the expected amount of income tax expense (benefit) determined by applying a combined U.S. federal and state income tax rate of 27% to pretax (loss) income for the years ended February 28, 2019 and 2018 as follows:

	2019	2018
Expected tax (benefit) provision	$(50,427)	$212,520
State Income tax (benefit) provision	(13,082)	40,088
Other	(838)	28,468
Change in tax rate	-	282,408
Permanent differences	930	1,215
Change in valuation allowance	63,417	(558,002)
Income tax provision	$-	$6,697

Deferred tax assets are as follows:

	February 28, 2019	February 28, 2018
Deferred tax assets:
NOL carryforwards	$231,649	$158,318
Depreciation	(15,715)	(23,600)
Reserves and accrued expenses	48,674	70,171
Stock compensation	-	-
Other	410,316	406,293
Valuation allowance	(674,924)	(611,182)
Net deferred tax assets	$-	$-

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

NOTE 8:   INCOME TAXES (CONTINUED)

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

In connection with the Company's initial analysis of the impact of the TCJA, the Company recorded a discrete net tax expense of $282,408 in the year ended February 28, 2018. This net expense is primarily due to the remeasurement of the Company's existing deferred tax assets and liabilities. Due to the Company having a full valuation allowance related to their deferred taxes, the $282,408 discrete tax expense associated with the remeasurement was equally offset by the valuation allowance causing an overall net zero impact on the Company's current tax rate.

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

The valuation allowance for deferred tax assets as of February 28, 2019 and 2018, $674,924 and $611,182, respectively.  The net change in the total valuation allowance was an increase of $63,417 and $558,002 for the years ended February 28, 2019 and 2018, respectively. In assessing the realization of deferred tax assets, management considers whether it is more-likely-than-notthat some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment.  It was determined that it was more likely than not that a full valuation allowance was necessary as of February 28, 2019.

At February 28, 2019, the Company had unused net operating loss carryovers of approximately $770,000 and $1,198,000 for federal and state tax purposes, respectively, which expire beginning in 2038. Note that any federal net operating loss carryovers from 2018 have an indefinite carryforward period. This was part of the legislation passed as part of the TCJA.

The Company includes interest and penalties, if any, arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of February 28, 2019 the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are fiscal years 2015 through 2018 for federal purposes and fiscal years 2014 through 2018 for state purposes.

NOTE 9:    COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement on one facility for its corporate offices, inventory and production at 22 Journey in Aliso Viejo, CA for a term of 5 years at a monthly rental of approximately $19,000, and such amounts are included in the table below.

Future minimum base lease payments are as follows:

Fiscal Year Ending
February 28,	Amount

2020	$253,908
2021	259,000
2022	109,000
Total	$621,908

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

NOTE 9:    COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Proceedings

There is a pending legal action named Rolling Tides, LLC vs. Carl Palmer, Seychelle Environmental Technologies, Inc., and other defendants.  The case was brought in the Superior Court of the State of California, County of Orange.  The action alleges certain fraudulent transfers occurred from Seychelle to the various defendants.  The plaintiffs have refused to identify any such transfers by date or amount.  The matter is in discovery and trial is set for August, 2019.  All the defendants have denied the allegations of the complaint, and are vigorously defending the matter.  It is not likely that the case will be settled without trial.  The Company believes that the case has no merit.

Licenses

The Company has historically entered into licensing agreements with third-parties for product proprietary rights, patent and trademark ownership, and use of product name. In return, the Company agrees to pay licensing fees and/or royalties on sales of those products. During the fiscal years ended February 28, 2019 and 2018, the Company paid $13,296 and $22,651, respectively, in royalties and licensing fees under these agreements.

NOTE 10:   GEOGRAPHIC AREAS

The Company sells its products throughout the United States and internationally. Geographic sales information for the fiscal years ended February 28, 2019 and 2018 is as follows:

	2019	2018
United States	$3,129,556	$5,130,357
Asia	-	105,568
United Kingdom	20,806	-
Canada	2,467	40,291
Other countries	600	3,161
Total	$3,153,429	$5,279,377

_____________

(1)    Sales are based on the country of residence of the customer.

Long lived assets at February 28, 2019 are in the following geographic areas:

	United States	China	Total

Property and equipment, net	$57,167	$60,987	$118,154

Other assets	66,670	-	66,670

Total	$123,837	$60,987	$184,824

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

NOTE 10:   GEOGRAPHIC AREAS (CONTINUED)

Long lived assets at February 28, 2018 are in the following geographic areas:

	United States	China	Total

Property and equipment, net	$57,264	$78,275	$135,539

Other assets	66,670	-	66,670

Total	$123,934	$78,275	$202,209

NOTE 11:   SUBSEQUENT EVENTS

Management has evaluated events subsequent to February 28, 2019 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements. Based on its review, except for the following, no material events were identified that require adjustment to the financial statements. Effective March 8, 2019, Mr. Carl Palmer resigned from his position as President, Treasurer, CEO and CFO but remains as a Board Member. At that date, Mrs. Cari Beck became the President, CEO, CFO, Treasurer and HR Manager. Ms. Lena Smith becaame the Secretary of Seychelle.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of February 28, 2019.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at February 28, 2019:

(1)	lack of a functioning audit committee and lack of any outside directors on the Company's Board of Directors capable to oversee the audit function;

(2)	inadequate segregation of duties due to limited number of personnel, which makes the reporting process susceptible to management override;

(3)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements;

(4)	ineffective controls over period end financial disclosure and reporting processes;

Management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on the Company's financial reporting during the year ended February 28, 2019.

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

ITEM 9B. OTHER INFORMATION

NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Executive Officers as of May 29, 2019, their ages and positions held in the Company are as follows:

Cari Beck	58	President, CEO, CFO, Treasurer, HR Manager and Director
John Beck	60	Director
Carl Palmer	85	Director
Lena Smith	47	Secretary

Our Directors have served and will serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. The officers serve at the discretion of our Directors. The Board of Directors as a whole serve as the audit committee.  The Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication.  Accordingly, our Board of Directors believes that each of its members has sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.  Mr. Carl Palmer is the father and father-in-law of Mrs. Cari Beck and Mr. John Beck, respectively. Mrs. Cari Beck and Mr. John Beck are wife and husband.  None of the Directors have been involved in the types of litigation specified in Item 401d of Regulation S-B.

Biographies of Our Executive Officers and Directors

Effective March 8, 2019, Cari Beck became the President, CEO, CFO, Treasurer, HR Manager. Mrs. Beck became a Director in April 2016. From 1992-2002, Mrs. Beck worked as the production coordinator for Krystal Enterprises, one of the largest limousine manufacturers in the world.  During her time at Krystal Enterprises, Mrs. Beck worked collaboratively with major US auto manufacturers to purchase chassis for limousine production.  She was responsible for coordinating all aspects of production and accounts receivable to ensure timely delivery and satisfaction to the customer.  She was instrumental in coordinating the preparation, organization and set up for all quarterly trade shows.  Mrs. Beck worked directly with the Executive Vice President handling the company's national accounts and maintaining inventory levels on all finished products. During her tenure, Krystal Enterprises grew from a company producing 20 vehicles to 150 monthly. For the past seven years Mrs. Beck has consulted for Seychelle (in her role as the trustee of the TAM Trust), with a focus on manufacturing, assembly and process control.

John Beck. Mr. Beck became a Director in May 2016. He currently holds the position of Vice President of Operations at Grech Motors, a private company.  He has a history of being a part of a team working to help companies grow.  From 1976-1986, Mr. Beck worked for Quality Bowling Corporation where he started as the sixth employee hired and finished his time there as a purchasing agent in a company that had grown to over 40 employees. In 1983, Mr. Beck purchased his first limousine and started a part-time limousine venture that led to a 30-year career with Krystal Enterprises, a private company.  His responsibilities included sales, marketing, and substantial input on design and production.  Over his 30 years at Krystal Enterprises, sales grew from $150,000 a month during the early 1980's to approximately $10 million a month in sales during the late 1990's.  After Krystal Enterprises was sold in 2011, Mr. Beck retired.  Not long after retiring he began consulting and then was hired on as the Vice President of Operations for Grech Motors.

 Carl Palmer. Mr. Palmer was the President, Chief Executive Officer (CEO), Chief Financial Officer (CFO) from 1998 until March 8, 2019, but remains a Director of the Company. He was the founder of our Company in 1998, innovator of the complete line of Seychelle water filtration products and primary spokesperson worldwide. He is an internationally recognized expert in the field for over 40 years and pioneered the development of the reverse osmosis (RO) home and office pure water business in the U.S. in the late 1970's. That company, Aq-Ro-Matic, was later sold to Coca-Cola in 1973. He developed the cellulose triacetate membrane, a breakthrough technological development in the industry and subsequently, created and sold pure water companies to Coca Cola Los Angeles as noted previously, AMF/Cuno in 1985 and Shaklee in 1989. Also, in the late 1980's Mr. Palmer developed the Best Water reverse osmosis business for Shaklee and sold over $53 million in above-the-counter systems. Carl's 30 years of direct sales experience has led to many significant business relationships, many of which continue today. He is the inventor of thirteen patented products related to water purification. Mr. Palmer received a Bachelor's Degree from Whittier College.

Lena Smith. Effective March 8, 2019. Ms. Smith became the Secretary of Seychelle. She is currently the Administrative Assistant to the President and CEO of Seychelle. Ms. Smith has been with Seychelle since March 2013, where she began her employment as a Customer Service Representative and attained her current position two years later. Before joining Seychelle, Ms. Smith spent 23 years in the hospitality field and food service industry where she assumed various management positions. She is a Southern California native and a 1989 graduate of Capistrano Valley High School. She attended Saddleback College. From 2000 to 2007, she has held positions as a volunteer, member, chairperson or board member to organizations such as AYSO, Capistrano Unified School District PTA and School Site Council, Newhart Jr. High, George White and Castille Elementary as well as other local community associations.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's outstanding equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Mr. and Mrs. Beck have filed amended Forms 3.

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

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other	Restricted	Securities		All
				Annual	Stock	Underlying	LTIP	Other
Fiscal		Salary	Bonus	Compensation	Award(s)	Option/SARs	Payouts	Compensation
Name and Principle Position	Year	($)	($)	($)	($)	(#)	($)	($)

Carl Palmer	2019	$140,000	$24,452	$0.00	$0.00	0.00	$0.00	$0.00
Director	2018	120,875	0.00	0.00	0.00	0.00	0.00	0.00
	2017	45,250	0.00	0.00	0.00	0.00	0.00	0.00

Cari Beck	2019	48,507	0.00	0.00	0.00	0.00	0.00	0.00
President, CEO, CFO, Treasurer, HR Manager	2018	43,781	0.00	0.00	0.00	0.00	0.00	0.00
Director	2017	8,219	0.00	0.00	0.00	0.00	0.00	0.00

_________________

OPTION/SAR GRANTS IN LAST FISCAL YEAR. The Company granted no options during the fiscal year ended February 28, 2019. The Company had no options outstanding as of the fiscal year ended February 28, 2019 and 2018

AGGREGATED OPTIONS/SARS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES. There were no outstanding options as of the fiscal year ended February 28, 2019.

DIRECTOR COMPENSATION. Total Director compensation was $212,959 for FY2019, $164,656 for FY 2018, and $101,572 for FY 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth the number of shares and warrants of our $0.001 par value common stock beneficially owned by (i) each person who, as of May 28, 2019, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. As of May 28, 2019 there were a total of 26,640,313 common shares issued and outstanding and 6,407,221 outstanding warrants for a total of 33,047,534 common shares and warrants.

NAME AND ADDRESS	AMOUNT AND NATURE OF	PERCENT OF
OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP (1)(2)(4)	CLASS

The TAM Irrevocable Trust	15,307,799 shares (3)	57.46%
4012 S. Rainbow #K111
Las Vegas, NV 80103-2012

Carl Palmer	(1)	-
251 Jeanell Dr., Ste 3
Carson City, NV 89703

Cari Beck	15,516,799 shares (3)	58.25%
4435 Pepperdine Pl
Yorba Linda, CA 92886

John Beck	15,516,799 shares (3)	58.25%
4435 Pepperdine Pl
Yorba Linda, CA 92886

Lena Smith 22 Journey Aliso Viejo, CA 92656	-0-	-0-

All officers and directors as a Group (four persons)	15,516,799 shares	58.25%

_______________

(1)	All ownership is beneficial and of record, unless indicated otherwise. Does not include 83,333 common shares owned by Mr. Palmer’s wife, for which he disclaims beneficial ownership.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3)	The TAM Irrevocable Trust is an irrevocable trust for the benefit of certain family members of Mrs. Cari Beck. Mr. Carl Palmer disclaims any beneficial ownership or interest in this Trust. Mrs Cari Beck is the Trustee of the Trust and has total beneficiary rights, including all voting rights and investment power as the Trustee. The Trust is held in her name (50%) as well as that of Lindsay Helvey (25%) and Casey Helvey (25%), both granddaughters. Mrs. Beck also owns 209,000 common shares of record. In addition to the common shares shown in the foregoing table, the Trust holds a total of 4,857,221 warrants.

(4)	There are no other financial instruments, including stock warrants, etc. that are issuable within sixty days from the filing of this document.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended February 28, 2018, TAM Trust purchased, on behalf of the Company, $132,488 of raw materials from a vendor with which it already had a business relationship.

The Company had advanced amounts to employees of approximately $26,000 and $28,600 as of February 28, 2019 and 2018, respectively. These amounts are being repaid through direct payroll withdrawals

The Company paid commission to Mr. Carl Palmer's brother-in-law for sourcing raw materials with third-party vendors in China.  The Company paid approximately $47,000 and $63,000 in direct commissions to the related party during the fiscal years ended February 28, 2019 and 2018, respectively.

The Company utilizes the services of two individuals, one of which is a related party and one of which is third-party, in China to source materials and the manufacturing of component parts with third-party vendors in China. As of February 28, 2019 and 2018, the Company had deposits for inventory purchases in China of approximately $66,237 and $8,067, respectively.

The Company had receivable from shareholders of $5,472 and $6,407 as of February 28, 2019 and 2018, respectively.

The Company had sales to two companies related to a member of the Board of Directors.  Specifically, the two companies were Sovereign Earth, LLC and Amazon Seychelle. Sales to Sovereign Earth, LLC (dba Revolve) were $899,000 and $636,000 for the fiscal years ended February 28, 2019 and 2018, respectively and sales to Amazon Seychelle totaled $165,000 and $24,000 for 2019 and 2018 respectively. Pursuant to the agreement with the Company, Sovereign Earth, LLC is the sole and exclusive seller of the certain Seychelle products in specified Amazon world markets.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors does not have an audit committee.  The functions customarily delegated to an audit committee are performed by our full Board of Directors.  Our Board of Directors approves in advance, all services performed by Squar Milner, LLP.  Our Board of Directors considers whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

The following table sets forth fees billed by Squar Milner, LLP during the last two fiscal years for services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements, services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	February 28,	February 28,
	2019	2018

Audit fees	$69,900	$68,080
Audit related fees	-	-
Tax fees	10,000	10,500
All other fees	$-	$46,132

Audit fees.  The audit fees in fiscal 2019 and 2018 $69,900 and $68,080, respectively, related to the audit of our consolidated financial statements, and quarterly reviews.

Tax fees.  The tax fee in fiscal 2019 and 2018 $10,000 and $10,500 respectively related to professional services rendered for tax compliance, tax advice and tax planning.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May 29, 2019	By:	/s/ Cari Beck
Cari Beck Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl Palmer
Carl Palmer, Director	,	May 29, 2019

/s/ Cari Beck
Cari Beck, Director	May 29, 2019

/s/ John Beck
John Beck, Director	May 29, 2019

