Form 10-Q
period 2019-05-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2019-07-19
CIK 1056757

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending May 31, 2019

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

The number of shares outstanding of the Registrant's common stock, as of June 28, 2019 was 26,640,313

References in this document to "us," "we," or "Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiaries.

1

FORM 10-Q

Securities and Exchange Commission

Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS
	May 31,	February 28,
	2019	2019
CURRENT ASSETS
Cash and cash equivalents	$2,174,866	$2,078,122
Accounts receivable, net of allowance for doubtful accounts of $1,156 and $4,614 respectively	293,807	352,818
Related party receivable	25,850	31,472
Inventory, net	1,119,756	972,497
Prepaid expenses, deposits and other current assets	73,460	129,049
Total current assets	3,687,739	3,563,958

PROPERTY AND EQUIPMENT, NET	110,096	118,154

OTHER ASSETS
Other assets	66,670	66,670
Right-of-use lease asset-operating	501,772	-

Total assets	$4,366,277	$3,748,782

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$288,707	$267,641
Customer deposits	56,813	30,567
Lease liability, current portion	234,865	5,938
Total current liabilities	580,385	304,146

LONG-TERM LIABILITIES
Lease liability, net of current portion	296,645	3,182
Total long-term liabilities	296,645	3,182

Total liabilities	877,030	307,328

STOCKHOLDERS' EQUITY
Preferred stock, 6,000,000 shares authorized,
none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares
authorized, 26,640,313 shares
issued and outstanding	26,641	26,641
Additional paid-in capital	8,944,368	8,944,368
Accumulated deficit	(5,452,082)	(5,499,875)
Less treasury stock at cost 66,000 shares	(29,680)	(29,680)

Total stockholders' equity	3,489,247	3,441,454
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,366,277	$3,748,782

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	May 31,	May 31,
	2019	2018
Sales	$680,399	$1,133,901
Cost of sales	283,744	603,440
Gross profit	396,655	530,461
Operating expenses
Selling, general, and administrative	334,954	424,462
Depreciation and amortization	12,919	14,472
Total operating expenses	347,873	438,934
Income from operations	48,782	91,527
Other (expense) income
Interest expense	(264)	(554)
Other income	75	1,818
Total other (expense) income	(189)	1,264
Income before provision for income taxes	48,593	92,791
Income tax (expense)	(800)	-
Net income	$47,793	$92,791
BASIC INCOME PER SHARE	$0.00	$0.00
DILUTED INCOME PER SHARE	$0.00	$0.00
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	26,574,313
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	28,910,996

*NET REVENUE FROM RELATED PARTIES	$329,000	$305,000

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Consolidated Statements of Stockholders' Equity

For the Quarter Ended May 31, 2019 and 2018

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at February 28, 2018	26,640,313	$26,641	66,000	$(29,680)	$8,944,368	$(5,259,748)	$3,681,581

Net income	-	-	-	-	-	92,791	92,791

Balance at May 31, 2018	26,640,313	$26,641	66,000	$(29,680)	$8,944,368	$(5,166,957)	$3,774,372

Balance at February 28, 2019	26,640,313	$26,641	66,000	$(29,680)	$8,944,368	$(5,499,875)	$3,441,454

Net income	-	-	-	-	-	47,793	47,793

Balance at May 31, 2019	26,640,313	$26,641	66,000	$(29,680)	$8,944,368	$(5,452,082)	$3,489,247

 See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended
	May 31,	May 31,
	2019	2018

OPERATING ACTIVITIES:
Net income	$47,793	$92,791
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,919	14,472
Provision (recovery) for doubtful accounts	(3,458)	1,912
Accretion of right-of-use lease asset	53	-
Changes in operating assets and liabilities:
Accounts receivable	62,469	148,827
Related party receivables	5,622	1,406
Inventory	(147,259)	7,823
Prepaid expenses, deposits and other assets	55,590	91,059
Accounts payable and accrued expenses	43,063	(226,059)
Customer deposits	26,246	(147,301)
Net cash provided by (used in) operating activities	103,038	(15,070)

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,861)	-
Net cash used in investing activities	(4,861)	-

FINANCING ACTIVITIES:
Repayment of capital lease obligation	(1,432)	(1,265)
Net cash used in financing activities	(1,432)	(1,265)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	96,745	(16,335)

CASH AND CASH EQUIVALENTS – beginning of period	2,078,122	2,075,833

CASH AND CASH EQUIVALENTS – end of period	$2,174,867	$2,059,498

Supplemental disclosures of cash flow information:
Initial recognition of lease asset	$555,296	$-
Cash paid for:
Interest	$387	$554

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1:    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of May 31, 2019, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 2019.  The results of operations for the periods ended May 31, 2019 and 2018 are not necessarily indicative of the operating results for the full fiscal years.

The summary of significant accounting policies of the Company is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the condensed consolidated financial statements and the February 28, 2019 consolidated financials included in the 10-K filed on May 29, 2019.

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

Except for the accounting policy for Leases, which was updated as a result of adopting a new accounting standard, there have been no material changes to our significant accounting policies in Note 2 - Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which amended the existing accounting standards for lease accounting to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet. We adopted the standard effective March 1, 2019. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for periods presented before March 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. We evaluated all leases within this scope under existing accounting standards and under the new ASU lease standard recognized approximately $580,000 of operating right-of-use assets and lease liabilities. Other required disclosures include:

Weighted average lease term	5 years
Weighted average lease rate	6.25%

Future minimum payments on the operating lease liability are as follows:

2019	$147,509
2020	$258,181
2021	$153,209
Total	$558,899

The FASB issued an accounting standards update that creates a single source of revenue guidance under U.S. GAAP for all companies, in all industries. We adopted this guidance on February 1, 2018 using the modified retrospective approach. The adoption of this guidance did not have a significant impact on our consolidated financial statements.  Refer to Note 5 of these Notes to Condensed Consolidated Financial Statements for additional information.

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

The denominator for diluted income per share for the three months ended May 31, 2018 included 2,336,683 warrants.

	For the three months ended
	May 31,
	2019	2018
Numerator:
Net income available to common shareholders	$47,793	$92,791
Weighted average shares – basic	26,574,313	26,574,313
Net income per share – basic	$0.00	$0.00

Dilutive effect of common stock equivalents:
Warrants	-	2,336,683
Weighted average shares – diluted	26,574,313	28,910,996
Net income per share – diluted	$0.00	$0.00

NOTE 3:   COMMON STOCK

Common Stock

During the quarter ended May 31, 2019 and 2018, no shares of restricted stock were issued by the Company.

Warrants

A summary of warrant activity for the three months ended May 31, 2019 is shown below.

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price

Outstanding at March 1, 2019	6,407,221	$0.21
Granted	-	-
Exercised	-	-
Outstanding at May 31, 2019	6,407,221	0.21
Vested at May 31, 2019	6,407,221	0.21
Exercisable at February 28, 2019	6,407,221	$0.21

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 3:   COMMON STOCK (continued)

The following table summarizes significant ranges of outstanding warrants as of May 31, 2019:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise	Number	Exercise
Exercise Price	Number	Life (Years)	Price	Outstanding	Price

$0.21	6,407,221	1.54	$0.21	6,407,221	$0.21

NOTE 4:    INVENTORY

The Company's inventory consisted of the following at May 31, 2019 and February 28, 2019:

	May 31, 2019	February 28, 2019
Raw materials	$622,630	$382,658
Finished goods	497,126	589,839
Net inventory	$1,119,756	$972,497

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

The Company’s performance obligations consist solely of product shipped to customers. Revenue from product sales is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration we expect to receive in exchange for these products.  Revenue is recognized net of returns and any taxes collected from customers.  We offer standard contractual terms in our purchase orders. In addition, we use the practical expedient related to commissions paid since they would be amortized in less than one year.

Sales to four customers accounted for 79% sales for the three month period ended May 31, 2019.  Accounts receivable from these customers accounted to approximately $274,000 or 93% of accounts receivable as of May 31, 2019.

Sales to three customers accounted for 71% of sales for the three month period ended May 31, 2018. Accounts receivable from these customers accounted to approximately $532,000 or 71% of accounts receivable as of May 31, 2018.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

NOTE 6:    RELATED PARTY TRANSACTIONS

The Company utilizes the services of an individual, who is a related party, to source materials and provide the manufacturing of component parts with third-party vendors in China. For the three months ended May 31, 2019 and 2018, purchases facilitated through the related party accounted for approximately 41% and 20%, respectively, of total raw material purchases. The Company paid approximately $9,000 and $16,000 in direct commissions to the related party consultant during the three months ended May 31, 2019 and 2018, respectively.

The Company had advanced amounts to employee of approximately $26,000 and $27,000 as of May 31, 2019 and 2018, respectively. These amounts are being repaid through direct payroll withdrawals.

The Company had sales to two companies related to a former member of the Board of Directors.  Specifically, sales to Sovereign Earth, LLC (dba Revolve) totaled approximately $204,000 and $271,000 for the three months ended May 31, 2019 and 2018, respectively and sales to Amazon Seychelle totaled approximately $125,000 and $34,000 for the three months ended May 31, 2019 and 2018, respectively. Pursuant to the agreement with the Company, Sovereign Earth, LLC is the sole and exclusive seller of the certain Seychelle products in specified Amazon world markets.

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

Licenses

The Company has historically entered into licensing agreements with third-parties for product proprietary rights, patent and trademark ownership, and use of product name. In return, the Company agrees to pay licensing fees and/or royalties on sales of those products. During the three months ended May 31, 2019 and 2018, the Company paid $3,080 and $1,037, respectively, in royalties and licensing fees related under these agreements.

NOTE 8: SUBSEQUENT EVENTS

Management has evaluated subsequent events from May 31, 2019 through the date the condensed consolidated financial statements were issued, and has concluded that no subsequent events have occurred that would require recognition or disclosure in these condensed consolidated financial statements.

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

The valuation allowance for deferred tax assets as of February 28, 2019 and 2018 was $674,924 and $611,182, respectively. In assessing the realization of deferred tax assets, management considers whether it is more-likely-than-notthat some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment.  It was determined that it was more likely than not that a full valuation allowance was necessary as of February 28, 2019.

At February 28, 2019, the Company had unused net operating loss carryovers of approximately $770,000 and $1,198,000 for federal and state tax purposes, respectively, which expire beginning in 2038. Note that any federal net operating loss carryovers from 2018 have an indefinite carryforward period. This was part of the legislation passed as part of the TCJA.

The Company includes interest and penalties, if any, arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of February 28, 2019, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are fiscal years 2015 through 2018 for federal purposes and fiscal years 2014 through 2018 for state purposes.

We recorded a provision for income taxes of $800 for the quarter ended May 31, 2019 related to state taxes, based on the Company’s expected annual effective tax rate.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") as of and for the three month periods ended May 31, 2019 and 2018. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended February 28, 2019.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summarized historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three months ended May 31, 2019 and 2018 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three-month period ended May 31, 2019 compared to the corresponding period in 2018

			Year over
	2019	2018	year change	%

Sales	$680,399	$1,133,901	(453,502)	(40)%
Cost of sales	283,744	603,440	(319,696)	(53)%
Gross profit	396,655	530,461	(133,806)	(25)%
Gross profit %	58%	47%
Selling general and administrative	334,954	424,462	(89,508)	(21)%
Depreciation and amortization expense	12,919	14,472	(1,553)	(11)%
Other (expense) income	(189)	1,264	(1,453)	(115)%
Income before provision for income taxes	48,593	92,791	(44,198)	(48)%
Provision for income taxes	(800)	-	(800)	(100)%

Net income	47,793	92,791	(44,998)	(48)%
Net income %	7%	8%
Earnings per share – basic and diluted	$0.00	$0.00

Sales. Sales decreased by approximately $454,000 or (40)% to $680,000 during the three months ended May 31, 2019 from approximately $1,134,000 during the three months ended May 31, 2018.  The decrease is due to typical seasonal variations of sales of our bottle, portable retail, pitcher replacement and pitcher custom product lines. Sales during the three months ended May 31, 2018 of these product lines were approximately $780,000, compared to $439,000 in the comparable current period of fiscal year 2019.

Cost of sales and gross profit percentage. As a percentage of sales, the gross profit margin during the three months ended May 31, 2019 increased to approximately 58% from approximately 47%.   The product mix and timing of significant sales is always a significant factor in the resulting profit margins reported.  The Company believes that the average gross margin percentages overall will remain at approximately 45% in the foreseeable future.

Selling, general, and administrative. These expenses decreased by approximately $90,000, or (21)%, during the period ended May 31, 2019 compared to the same period ended in the prior year due to decrease in advertising, legal and merchant fees.

Depreciation and amortization expense.  Depreciation and amortization expense decreased due to fully depreciated fixed assets.

Income tax expense.  The Company recorded a provision of approximately $800 due to a pretax income of approximately $48,000 during the three month period ended May 31, 2019 compared to income tax provision of approximately $0 due to the pretax income of approximately $93,000 during the three-month period ended May 31, 2018.

Net income. Net income for the three-month period ended May 31, 2019 was approximately $48,000, down approximately $44,000 or (48)% compared to net income for the three-month period ended May 31, 2018 of approximately $93,000.  This was primarily due to a decrease of approximately $454,000 in sales.

Net cash used for operating activities. During the three-month period ended May 31, 2019 cash provided by operating activities amounted to approximately $103,000, compared to cash used by operating activities of approximately $15,000 in the comparable prior period.

Net cash used in investing activities. During the three-month period ended May 31, 2019, the Company spent approximately $4,900 on capital expenditures.

Net cash used in financing activities. Cash used in financing activities during the three month period ended May 31, 2019 totaled approximately $1,400, compared to approximately $1,300 during the comparable prior period. This was a result of the capital lease repayments during the three month period ended May 31, 2019 of $1,400 compared to $1,300 during the three month period ended May 31, 2018.

Management's Plan. As of May 31, 2019, the Company had approximately $2,175,000 in cash and cash equivalents, $294,000 in accounts receivable and a backlog of $306,600 in unshipped product.  The Company is continuing to develop products and improve technology. The Company plans to release a variety of new products in the upcoming months that include Thermal Bottles, new ergonomic loop cap, universal design style replacement filter, combination straw and bottle product that removes up to 500 gallons of pathogen.

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

The Company believes that the estimates, assumptions and judgments involved in the accounting policies described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of its most recent fiscal 2019 Annual Report on Form 10-K have the greatest potential impact on its consolidated financial statements, so it considers these to be its critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates the Company uses in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for inventory reserves and stock-based compensation. These policies require that the Company make estimates in the preparation of its consolidated financial statements as of a given date.

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There were no material changes to the Company's critical accounting policies or estimates during the three-month period ended May 31, 2019.

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

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which amended the existing accounting standards for lease accounting to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet. We adopted the standard effective March 1, 2019. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for periods presented before March 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. We evaluated all leases within this scope under existing accounting standards and under the new ASU lease standard recognized approximately $580,000 of operating right-of-use assets and lease liabilities.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses,” which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating this statement and its impact on the Company’s results of operations and financial position.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of May 31, 2019.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at May 31, 2019:

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

Management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on the Company's financial reporting during the period ended May 31, 2019.

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

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2019.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended May 31, 2019, the Company did not issue any securities.

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

Seychelle Environmental Technologies, Inc.

Date: July 19, 2019	By:	/s/ Cari Beck
Cari Beck Director, Chief Executive Officer and Chief Financial Officer

