Form 10-Q
period 2019-08-31
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2019-10-11
CIK 1056757

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending August 31, 2019

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

The number of shares outstanding of the Registrant’s common stock, as of October 10, 2019 was 26,640,313.

 References in this document to "us," "we," or "Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiaries.

FORM 10-Q

Securities and Exchange Commission

Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31, 2019	February 28, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,175,966	$2,078,122
Accounts receivable, net of allowance for doubtful accounts of $1,004 and $4,614,
respectively	354,609	352,818
Related party receivables	25,700	31,472
Inventory, net	916,524	972,497
Prepaid expenses, deposits and other current assets	82,466	129,049
Total current assets	3,555,265	3,563,958

PROPERTY AND EQUIPMENT, NET	98,202	118,154
OTHER ASSETS
Other assets	66,670	66,670
Right-of-use lease asset-operating	447,405	-

Total assets	$4,167,542	$3,748,782

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$275,479	$267,641
Customer deposits	53,350	30,567
Lease liability, current portion	240,495	5,938
Total current liabilities	569,324	304,146

Long-term liabilities:
Lease liability, net of current portion	234,615	3,182
Total long-term liabilities	234,615	3,182

Total Liabilities	803,939	307,328

Stockholders' equity:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 26,640,313 issued and outstanding	26,641	26,641
Additional paid-in capital	8,944,368	8,944,368
Accumulated deficit	(5,577,726)	(5,499,875)
Less treasury stock at cost, 66,000 shares	(29,680)	(29,680)
Total stockholders' equity	3,363,603	3,441,454

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,167,542	$3,748,782

See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended August 31,
	2019	2018
Sales	$790,198	$735,677
Cost of sales	532,721	351,073
Gross profit	257,477	384,604
Operating expenses
Selling, general, and administrative	370,129	498,309
Depreciation and amortization	11,894	13,532
Total operating expenses	382,023	511,841
Loss from operations	(124,546)	(127,237)
Other income (expense)
Interest income (expense)	7	(485)
Other expense	(303)	(1,901)
Total other expense, net	(296)	(2,386)
Loss before income tax expense	(124,842)	(129,623)
Income tax expense	(800)	-
Net loss	$(125,642)	$(129,623)
BASIC LOSS PER SHARE	$0.00	$0.00
DILUTED LOSS PER SHARE	$0.00	$0.00
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	26,574,313
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	26,574,313

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended August 31,
	2019	2018
Sales	$1,471,020	$1,869,578
Cost of sales	816,472	954,513
Gross profit	654,548	915,065
Operating expenses
Selling, general, and administrative	705,020	922,771
Depreciation and amortization	24,813	28,003
Total operating expenses	729,833	950,774
Loss from operations	(75,285)	(35,709)
Other expense
Interest expense	(739)	(1,038)
Other expense	(227)	(84)
Total other expense	(966)	(1,122)
Loss before income tax expense	(76,251)	(36,831)
Income tax expense	(1,600)	-
Net loss	$(77,851)	$(36,831)
BASIC LOSS PER SHARE	$0.00	$0.00
DILUTED LOSS PER SHARE	$0.00	$0.00
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	26,574,313
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	26,574,313

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Consolidated Statements of Stockholders' Equity

For the Three Months Ended August 31, 2019 and 2018

 (UNAUDITED)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at May 31, 2018	26,640,313	$26,641	66,000	$(29,680)	$8,944,368	$(5,166,957)	$3,774,372

Net loss	-	-	-	-	-	(129,623)	(129,623)

Balance at August 31, 2018	26,640,313	$26,641	66,000	$(29,680)	$8,944,368	$(5,296,577)	$3,644,752

Balance at May 31, 2019	26,640,313	$26,641	66,000	$(29,680)	$8,944,368	$(5,452,084)	$3,489,245

Net loss	-	-	-	-	-	(125,642)	(125,642)

Balance at August 31, 2019	26,640,313	$26,641	66,000	$(29,680)	$8,944,368	$(5,577,726)	$3,363,603

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Consolidated Statements of Stockholders' Equity

For the Six Months Ended August 31, 2019 and 2018

 (UNAUDITED)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at February 28, 2018	26,640,313	$26,641	66,000	$(29,680)	$8,944,368	$(5,259,746)	$3,681,583

Net loss	-	-	-	-	-	(36,831)	(36,831)

Balance at August 31, 2018	26,640,313	$26,641	66,000	$(29,680)	$8,944,368	$(5,296,577)	$3,644,752

Balance at February 28, 2019	26,640,313	$26,641	66,000	$(29,680)	$8,944,368	$(5,499,875)	$3,441,454

Net loss	-	-	-	-	-	(77,851)	(77,851)

Balance at August 31, 2019	26,640,313	$26,641	66,000	$(29,680)	$8,944,368	$(5,577,726)	$3,363,603

 See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended August 31,
	2019	2018

OPERATING ACTIVITIES:
Net loss	$(77,851)	$(36,831)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,814	28,003
(Recovery) provision for doubtful accounts	(3,610)	3,153
Accretion of right-of-use lease asset	(516)	-
Changes in operating assets and liabilities:
Accounts receivable	1,819	231,959
Related party receivables	5,772	2,056
Inventory	55,972	(75,059)
Prepaid expenses, deposits and other current assets	46,584	57,567
Accounts payable and accrued expenses	29,837	(207,705)
Customer deposits	22,783	(150,877)
Net cash provided by (used in) operating activities	105,604	(147,734)

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,861)	(5,550)
Net cash used in investing activities	(4,861)	(5,550)

FINANCING ACTIVITIES:
Repayment of capital lease obligations	(2,899)	(2,600)
Net cash used in financing activities	(2,899)	(2,600)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	97,844	(155,884)

CASH AND CASH EQUIVALENTS - beginning of period	2,078,122	2,075,833

CASH AND CASH EQUIVALENTS - end of period	$2,175,966	$1,919,949

Supplemental disclosures of cash flow information:
Initial recognition of lease asset	$555,296	$-
Cash paid for:
Interest	$353	$1,038

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019

(UNAUDITED)

NOTE 1:    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2019, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 2019.  The results of operations for the periods ended August 31, 2019 and 2018 are not necessarily indicative of the operating results for the full fiscal years.

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

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which amended the existing accounting standards for lease accounting to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet. We adopted the standard effective March 1, 2019. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for periods presented before March 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. We evaluated all leases within this scope under existing accounting standards and under the new ASU lease standard recognized approximately $580,000 of operating right-of-use assets and lease liabilities at the date of adoption. Other required disclosures include:

Weighted average lease term	5 years
Weighted average lease rate	6.25%

Future minimum payments on the operating lease liability are as follows:

2020	$127,497
2021	$259,456
2022	$109,435
Total	$496,388

The FASB issued an accounting standards update that creates a single source of revenue guidance under U.S. GAAP for all companies, in all industries. We adopted this guidance on March 1, 2018 using the modified retrospective approach. The adoption of this guidance did not have a significant impact on our consolidated financial statements.  Refer to Note 5 of these Notes to Condensed Consolidated Financial Statements for additional information.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019

 (UNAUDITED)

NOTE 2:    BASIC LOSS PER SHARE

Basic loss per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented.  Diluted income per share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, assuming conversion, exercise, or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share.  If the inclusion of common stock equivalents in the weighted average number of common shares outstanding would be anti-dilutive these items would be omitted from the calculation of net income per common share.  The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

The denominator for diluted loss per share for the six months ended August 31, 2019 and 2018, respectively, did not include 6,407,221 warrants as they would have been anti-dilutive.

	For the six months ended
	August 31,
	2019	2018

Net loss available to common shareholders	$(77,851)	$(36,831)
Weighted average common shares – basic	26,574,313	26,574,313
Net loss per share – basic	$0.00	$0.00

Dilutive effect of common stock equivalents:
Warrants	-	-
Weighted average common shares – diluted	26,574,313	26,574,313
Net loss per share – diluted	$0.00	$0.00

	For the three months ended
	August 31,
	2019	2018

Net loss available to common shareholders	$(125,642)	$(129,623)
Weighted average common shares – basic	26,574,313	26,574,313
Net loss per share – basic	$0.00	$0.00

Dilutive effect of common stock equivalents:
Warrants	-	-
Weighted average common shares – diluted	26,574,313	26,574,313
Net loss per share – diluted	$0.00	$0.00

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019

 (UNAUDITED)

NOTE 3:   COMMON STOCK

Warrants

A summary of warrant activity for the six months ended August 31, 2019 is shown below.

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price

Outstanding at March 1, 2019	6,407,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at August 31, 2019	6,407,221	0.21
Vested at August 31, 2018	6,407,221	0.21
Exercisable at February 28, 2019	6,407,221	0.21

Expiration date December 15, 2020

The following table summarizes significant ranges of outstanding warrants as of August 31, 2019:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise	Number	Exercise
Exercise Price	Number	Life (Years)	Price	Outstanding	Price

$0.21	6,407,221	1.29	$0.21	6,407,221	$0.21

NOTE 4:    INVENTORY

The Company's inventory consisted of the following at August 31, 2019 and February 28, 2019:

	August 31, 2019	February 28, 2019
Raw materials	$364,932	$382,658
Finished goods	551,592	589,839
Net Inventory	$916,524	$972,497

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

Sales to three customers accounted for 78% and 73% of sales for the three and six month periods ended August 31, 2019, respectively.  Accounts receivable from these customers amounted to $261,211 or approximately 86% of accounts receivable as of August 31, 2019.

Sales to two customers accounted for 50% and 57% of sales for the three and six month periods ended August 31, 2018, respectively. Accounts receivable from these customers amounted to $416,254 or approximately 70% of accounts receivable as of August 31, 2018.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019

 (UNAUDITED)

NOTE 6:    RELATED PARTY TRANSACTIONS

The Company utilizes the services of an individual, who is a related party, to source materials and provide the manufacturing of component parts with third-party vendors in China. For the six months ended August 31, 2019 and 2018, purchases facilitated through the related party accounted for approximately 28% and 14%, respectively, of total raw material purchases. For the three months ended August 31, 2019 and 2018, purchases facilitated through the related party accounted for approximately 9% and 25%, respectively. The Company paid approximately $12,000 and $31,000 in direct commissions to the related party consultant during the six months ended August 31, 2019 and 2018, respectively, and $3,000 and $15,000 during the three months ended August 31, 2019 and 2018, respectively.

The Company had advanced amounts to an employee of $25,700 and $26,000 as of August 31, 2019 and 2018, respectively. These amounts are being repaid through direct payroll withdrawals.

The Company had receivables from stockholders of approximately $7,000 as of August 31, 2018.

The Company had sales to two companies related to a former member of the Board of Directors.  Specifically, sales to Sovereign Earth, LLC (dba Revolve) totaled approximately $583,000 and $438,000 for the six months ended August 31, 2019 and 2018, respectively, and $379,000 and $166,000 for the three months ended August 31, 2019 and 2018, respectively. Sales to Amazon Seychelle totaled approximately $224,000 and $56,000 for the six months ended August 31, 2019 and 2018, respectively, and $56,000 and $22,000 for the three months ended August 31, 2019 and 2018, respectively.  Pursuant to the agreement with the Company, Sovereign Earth, LLC is the sole and exclusive seller of certain Seychelle products in specified Amazon world markets.

NOTE 7:  COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement on one facility for its corporate offices, inventory and production at 22 Journey in Aliso Viejo, CA for a term of 5 years at a monthly rental of approximately $19,000.

 Legal Proceedings

There is a pending legal action named Rolling Tides, LLC vs. Carl Palmer, Seychelle Environmental Technologies, Inc., and other defendants.  The case was brought in the Superior Court of the State of California, County of Orange.  The action alleges certain fraudulent transfers occurred from Seychelle to the various defendants.  The plaintiffs have refused to identify any such transfers by date or amount.  The matter is set for trial in November 2019.  All the defendants have denied the allegations of the complaint, and are vigorously defending the matter.  It is not likely that the case will be settled without trial.  The Company believes that the case has no merit.

Licenses

The Company has historically entered into licensing agreements with third-parties for product proprietary rights, patent and trademark ownership, and use of product name. In return, the Company agrees to pay licensing fees and/or royalties on sales of those products. During the six months ended August 31, 2019 and 2018, the Company paid $6,226 and $4,051, respectively, and during the three months ended August 31, 2019 and 2018 $3,146 and $3,085, respectively, in royalties and licensing fees related under these agreements.

NOTE 8: SUBSEQUENT EVENTS

Management has evaluated subsequent events from August 31, 2019 through the date the condensed consolidated financial statements were issued, and has concluded that no subs equent events have occurred that would require recognition or disclosure in these condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019

 (UNAUDITED)

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

We recorded a provision for income taxes of $800 for the quarter ended August 31, 2019 related to state taxes, based on the Company’s expected annual effective tax rate.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") as of and for the three and six month periods ended August 31, 2019 and 2018. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the condensed consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2019.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summarized historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three and six month periods ended August 31, 2019 and 2018 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three month period ended August 31, 2019 compared to the corresponding period in 2018

			Period over
	2019	2018	Period change	%

Sales	$790,198	$735,677	54,521	7%
Cost of sales	532,721	351,073	181,648	52%
Gross profit	257,477	384,604	(127,127)	(33%)
Gross profit %	33%	52%	(233%)
Selling, general, and administrative	370,129	498,309	(128,180)	(26%)
Depreciation and amortization	11,894	13,532	(1,638)	(12%)
Other expense	(296)	(2,386)	2,090	(88%)
Loss before income tax expense	(124,842)	(129,623)	4,781	(4%)
Provision for income taxes	(800)	-	(800)	(100%)
Net loss	(125,642)	(129,623)	3,981	(3%)

Sales. Sales increased by $54,521 or 7% to $790,198 during the three months ended August 31, 2018 from $735,677 during the three months ended August 31, 2018.  The increase is primarily due to increase in sales of our pitcher, pitcher replacement and pitcher custom product lines. Sales during the three months ended August 31, 2019 of this product line were $664,627, compared to $408,984 in the comparable current period 2018.

Cost of sales and gross profit percentage. As a percentage of sales, the gross profit margin during the three months ended August 31, 2019 decreased to 33% from 52%.  The product mix and timing of significant sales is always an important factor in the resulting profit margins reported.  The Company believes that the average gross margin percentages overall could eventually be in a range around approximately 45% in the foreseeable future.

Selling, general, and administrative expenses. These expenses decreased by $126,180, or (26%), during the three months ended August 31, 2019 compared to the same period ended in the prior year.  The decrease was a direct result of the decrease in legal and advertising costs.

Depreciation and amortization.  Depreciation and amortization expense was decreased due to fully depreciated fixed assets.

Income tax benefit (expense).  The Company recorded provision of $0 due to a pretax loss of $125,642 and $129,623 during the three month period ended August 31, 2019 and 2018.

Net loss. Net loss for the three month period ended August 31, 2019 was $125,642 compared to net loss for the three month period ended August 31, 2018 of $129,623.  This was due primarily to the increase of $181,648 in cost of sales partially offset by decrease of $128,180 in selling, general and administrative.

Six month period ended August 31, 2019 compared to the corresponding period in 2018

			Period over
	2019	2018	Period change	%

Sales	$1,471,020	$1,869,578	(398,558)	(21%)
Cost of sales	816,472	954,513	(138,041)	(14%)
Gross profit	654,548	915,065	(260,517)	(28%)
Gross profit %	44%	49%	65%
Selling, general, and administrative	705,020	922,771	(217,751)	(24%)
Depreciation and amortization	24,813	28,003	(3,190)	(11%)
Other expense	(966)	(1,122)	156	(14%)
Loss before income tax expense	(76,251)	(36,831)	(39,420)	107%
Income tax expense	(1,600)	-	(1,600)
Net loss	(77,851)	(36,831)	(41,020)	111%

Sales. The decrease in sales to $1,471,020 during the six months ended August 31, 2019 from $1,869,578 during the six months ended August 31, 2018.  The decrease of 21% is primarily due to decrease in sales of pitcher product lines.

Cost of sales and gross profit percentage. As a percentage of sales, the gross profit margin during the six months ended August 31, 2019 decreased to 44% from 49%.  The product mix and timing of significant sales is always an important factor in the resulting profit margins reported.  The Company believes that the average gross margin percentages overall will remain in a range around approximately 45% in the foreseeable future.

Selling, general, and administrative. These expenses decreased by $217,751, or (24%), during the six months ended August 31, 2019 compared to the same period in the prior year.  The decrease was a direct result of the decrease in legal and advertising costs.

Depreciation and amortization.  Depreciation and amortization was decreased due to fully depreciated fixed assets.

Income tax expense.  The Company recorded an income tax $1,600 due to pretax loss of $77,851 compared to an income tax of $0 due to the pretax loss of $36,831 during the six month period ended August 31, 2018.

Net loss. Net loss for the six month period ended August 31, 2019 was $77,851 compared to net loss of $36,831 for the six month period ended August 31, 2018 due to decrease in sales of $398,558 offset by the decrease in selling, general and administrative expense of $217,751.

Net cash from operating activities. During the six-month period ended August 31, 2019, cash provided in operating activities was $105,604, compared to cash used in operating activities of $147,734 in the same period during 2018. This was primarily due to increase in customer deposits, collections of accounts receivable and related party receivable, decrease in inventories and prepayments

Net cash from investing activities. During the six month period ended August 31, 2019, the Company spent $4,861 on capital expenditures.  In comparable period of the prior year, the Company spent $5,550 on capital expenditures.

Net cash from financing activities. Cash used in financing activities during the six month period ended August 31, 2019 was $2,899 compared to $2,600 during the comparable period. This is was a result of capital lease repayments.

Management's Plan. As of August 31, 2019, the Company had $2,175,966 in cash and cash equivalents, $354,609 in accounts receivable and a backlog of $256,372 in unshipped product.  The Company is continuing to develop products and improve technology. The Company plans to release a variety of new products in the upcoming months that include Thermal Bottles, new ergonomic loop cap, universal design style replacement filter, combination straw and bottle product that removes up to 500 gallons of pathogen.

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

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There were no material changes to the Company's critical accounting policies or estimates during the six-month period ended August 31, 2019.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606 ("ASU 2014-09"). The new revenue recognition standard provides a step analysis of transactions to determine when and how revenue is recognized. The premise of the standard is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the guidance effective March 1, 2018 using the modified retrospective approach. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which amended the existing accounting standards for lease accounting to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet. We adopted the standard effective March 1, 2019. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for periods presented before March 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. We evaluated all leases within this scope under existing accounting standards and under the new ASU lease standard recognized approximately $580,000 of operating right-of-use assets and lease liabilities at the date of adoption.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of August 31, 2019.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at August 31, 2019:

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

Management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on the Company's financial reporting during the period ended August 31, 2019.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There is a pending legal action named Rolling Tides, LLC vs. Carl Palmer, Seychelle Environmental Technologies, Inc., and other defendants.  The case was brought in the Superior Court of the State of California, County of Orange.  The action alleges certain fraudulent transfers occurred from Seychelle to the various defendants.  The plaintiffs have refused to identify any such transfers by date or amount.  The matter is in discovery and trial is set for November, 2019.  All the defendants have denied the allegations of the complaint, and are vigorously defending the matter.  It is not likely that the case will be settled without trial.  The Company believes that the case has no merit.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2019.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended August 31, 2019, the Company did not issue any securities.

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

Seychelle Environmental Technologies, Inc.

Date: October 11, 2019	By:	/s/ Cari Beck
Cari Beck Director, Chief Executive Officer and Chief Financial Officer

