Form 10-Q
period 2019-11-30
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2020-01-14
CIK 1056757

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending November 30, 2019

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

The number of shares outstanding of the Registrant’s common stock, as of January 10, 2020 was 26,640,313.

 References in this document to "us," "we," or "Company" refer to Seychelle Environmental Technologies, Inc., its predecessor and its subsidiaries.

1

FORM 10-Q

Securities and Exchange Commission

Washington, D.C. 20549

Seychelle Environmental Technologies, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2019	February 28, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,134,349	$2,078,122
Accounts receivable, net of allowance for doubtful accounts of $1,737 and $4,614,
respectively	453,454	352,818
Related party receivables	25,650	31,472
Inventory, net	961,841	972,497
Prepaid expenses, deposits, and other current assets	75,222	129,049
Total current assets	3,650,516	3,563,958

PROPERTY AND EQUIPMENT, NET	86,455	118,154
OTHER ASSETS
Other assets	66,670	66,670
Right-of-use lease asset-operating	392,159	-

Total assets	$4,195,800	$3,748,782

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$298,801	$267,641
Customer deposits	106,420	30,567
Lease liability, current portion	244,605	5,938
Total current liabilities	649,826	304,146

LONG-TERM LIABILITIES:
Lease liability, net of current portion	171,953	3,182
Total long-term liabilities	171,953	3,182

Total Liabilities	821,779	307,328

STOCKHOLDERS' EQUITY:
Preferred stock, 6,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.001 par value, 50,000,000 shares authorized, 26,640,313 issued and outstanding	26,641	26,641
Additional paid-in capital	8,944,368	8,944,368
Accumulated deficit	(5,567,308)	(5,499,875)
Less treasury stock at cost, 66,000 shares	(29,680)	(29,680)
Total stockholders' equity	3,374,021	3,441,454

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,195,800	$3,748,782

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended November 30,
	2019	2018
Sales	$816,001	$609,444
Cost of sales	422,496	292,296
Gross profit	393,505	317,148
Operating expenses
Selling, general, and administrative	373,053	429,650
Depreciation and amortization	11,747	13,294
Total operating expenses	384,800	442,944
Income (loss) from operations	8,705	(125,796)
Other income (expense)
Interest income (expense)	5	(453)
Other income (expense)	1,708	(9)
Total other expense, net	1,713	(462)
Income (loss) before income tax expense	10,418	(126,258)
Income tax expense		-
Net income (loss)	$10,418	$(126,258)
BASIC EARNINGS PER SHARE	$0.00	$0.00
DILUTED EARNINGS PER SHARE	$0.00	$0.00
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	26,574,313
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	26,574,313

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended November 30,
	2019	2018
Sales	$2,287,343	$2,479,023
Cost of sales	1,238,968	1,246,809
Gross profit	1,048,375	1,232,214
Operating expenses
Selling, general, and administrative	1,078,073	1,352,421
Depreciation and amortization	36,560	41,296
Total operating expenses	1,114,633	1,393,717
Loss from operations	(66,258)	(161,503)
Other income (expense)
Interest expense	(1,055)	(1,491)
Other income (expense)	1,480	(93)
Total other income (expense)	425	(1,584)
Loss before income tax expense	(65,833)	(163,087)
Income tax expense	(1,600)	-
Net loss	$(67,433)	$(163,087)
BASIC EARNINGS PER SHARE	$0.00	$(0.01)
DILUTED EARNINGS PER SHARE	$0.00	$(0.01)
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	26,574,313
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,574,313	26,574,313

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended November 30, 2019 and 2018

 (UNAUDITED)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at August 31, 2018	26,640,313	$26,641	66,000	$(29,680)	$8,944,368	$(5,296,577)	$3,644,752

Net loss	-	-	-	-	-	(126,258)	(126,258)

Balance at November 30, 2018	26,640,313	$26,641	66,000	$(29,680)	$8,944,368	$(5,422,835)	$3,518,494

Balance at August 31, 2019	26,640,313	$26,641	66,000	$(29,680)	$8,944,368	$(5,577,726)	$3,363,603

Net income	-	-	-	-	-	10,418	10,418

Balance at November 30, 2019	26,640,313	$26,641	66,000	$(29,680)	$8,944,368	$(5,567,308)	$3,374,021

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended November 30, 2019 and 2018

 (UNAUDITED)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at February 28, 2018	26,640,313	$26,641	66,000	$(29,680)	$8,944,368	$(5,259,748)	$3,681,581

Net loss	-	-	-	-	-	(163,087)	(163,087)

Balance at November 30, 2018	26,640,313	$26,641	66,000	$(29,680)	$8,944,368	$(5,422,835)	$3,518,494

Balance at February 28, 2019	26,640,313	$26,641	66,000	$(29,680)	$8,944,368	$(5,499,875)	$3,441,454

Net loss	-	-	-	-	-	(67,433)	(67,433)

Balance at November 30, 2019	26,640,313	$26,641	66,000	$(29,680)	$8,944,368	$(5,567,308)	$3,374,021

 See accompanying notes to condensed consolidated financial statements.

  SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended November 30,
	2019	2018

OPERATING ACTIVITIES:
Net loss	$(67,433)	$(163,087)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	36,560	41,296
(Recovery) provision for doubtful accounts	(2,877)	21,567
Accretion of right-of-use lease asset	(2,319)	-
Changes in operating assets and liabilities:
Accounts receivable	(97,759)	323,334
Related party receivables	5,822	(1,693)
Inventory	10,656	(85,121)
Prepaid expenses, deposits and other current assets	53,827	77,757
Accounts payable and accrued expenses	53,159	(138,808)
Customer deposits	75,853	(88,547)
Net cash provided by (used in) operating activities	65,489	(13,302)

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,861)	(14,259)
Net cash used in investing activities	(4,861)	(14,259)

FINANCING ACTIVITIES:
Repayment of capital lease obligations	(4,401)	(3,966)
Net cash used in financing activities	(4,401)	(3,966)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	56,227	(31,527)

CASH AND CASH EQUIVALENTS - beginning of period	2,078,122	2,075,833

CASH AND CASH EQUIVALENTS - end of period	$2,134,349	$2,044,306

Supplemental disclosures of cash flow information:
Initial recognition of lease asset	$555,296	$-
Cash paid for:
Interest	$1,056	$1,491

 See accompanying notes to condensed consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2019

(UNAUDITED)

NOTE 1:    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2019, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 2019.  The results of operations for the periods ended November 30, 2019 and 2018 are not necessarily indicative of the operating results for the full fiscal years.

The summary of significant accounting policies of the Company is presented to assist in understanding the Company's condensed consolidated financial statements. The condensed consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the condensed consolidated financial statements and the February 28, 2019 consolidated financials included in the 10-K filed on May 29, 2019.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Except for the accounting policy for leases, which was updated as a result of adopting a new accounting standard, there have been no material changes to our significant accounting policies in Note 2 - Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which amended the existing accounting standards for lease accounting to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet. We adopted the standard effective March 1, 2019. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for periods presented before March 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. We evaluated all leases within this scope under existing accounting standards and under the new ASU lease standard recognized approximately $580,000 of operating right-of-use assets and lease liabilities at the date of adoption. Other required disclosures include:

Weighted average lease term	5 years

Weighted average lease rate	6.25%

Future minimum payments on the operating lease liability are as follows:

2020	$63,748
2021	259,456
2022	109,435
Total	$432,639

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
November 30, 2019

 (UNAUDITED)

NOTE 2:   EARNINGS PER SHARE

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

The denominator for diluted loss per share for the nine months ended November 30, 2019 and 2018, respectively, did not include 6,407,221 warrants as they would have been anti-dilutive.

	For the nine months ended
	November 30,
	2019	2018

Net loss available to common shareholders	$(67,433)	$(163,087)
Weighted average common shares – basic	26,574,313	26,574,313
Earnings per share – basic	$0.00	$(0.01)

Dilutive effect of common stock equivalents:
Warrants	-	-
Weighted average common shares – diluted	26,574,313	26,574,313
Earnings per share – diluted	$0.00	$(0.01)

	For the three months ended
	November 30,
	2019	2018

Net income (loss) available to common shareholders	$10,418	$(126,258)
Weighted average common shares – basic	26,574,313	26,574,313
Earnings per share – basic	$0.00	$0.00

Dilutive effect of common stock equivalents:
Warrants	-	-
Weighted average common shares – diluted	26,574,313	26,574,313
Earnings per share – diluted	$0.00	$0.00

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2019

 (UNAUDITED)

NOTE 3:   COMMON STOCK

Warrants

A summary of warrant activity for the nine months ended November 30, 2019 is shown below.

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price

Outstanding at March 1, 2019	6,407,221	0.21
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at November 30, 2019	6,407,221	0.21
Vested at November 30, 2018	6,407,221	0.21
Exercisable at February 28, 2019	6,407,221	0.21

Expiration date December 15, 2020

The following table summarizes significant ranges of outstanding warrants as of November 30, 2019:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise	Number	Exercise
Exercise Price	Number	Life (Years)	Price	Outstanding	Price

$0.21	6,407,221	0.79	$0.21	6,407,221	$0.21

NOTE 4:    INVENTORY

The Company's inventory consisted of the following at November 30, 2019 and February 28, 2019:

	November 30, 2019	February 28, 2019
Raw materials	$621,469	$382,658
Finished goods	340,372	589,839
Net inventory	$961,841	$972,497

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2019

 (UNAUDITED)

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

Sales to three customers accounted for 66.25% and 70.61% of sales for the three and nine month periods ended November 30, 2019, respectively.  Accounts receivable from these customers amounted to $324,000 or approximately 82% of accounts receivable as of November 30, 2019.

Sales to two customers accounted for 56% of sales for the three and nine month periods ended November 30, 2018. Accounts receivable from these customers amounted to $290,215 or approximately 66% of accounts receivable as of November 30, 2018.

NOTE 6:    RELATED PARTY TRANSACTIONS

The Company utilizes the services of an individual, who is a related party, to source materials and provide the manufacturing of component parts with third-party vendors in China. For the nine months ended November 30, 2019 and 2018, purchases facilitated through the related party accounted for approximately 33% and 16%, respectively, of total raw material purchases. For the three months ended November 30, 2019 and 2018, purchases facilitated through the related party accounted for approximately 37% and 24%, respectively. The Company paid approximately $23,907 and $39,000 in direct commissions to the related party consultant during the nine months ended November 30, 2019 and 2018, respectively, and $11,669 and $4 during the three months ended November 30, 2019 and 2018, respectively.

During the three and nine months ended November 30, 2019, the Company incurred $33,131 and $94,000, respectively, for consulting services from Carl Palmer. Carl is a Board member and father of Cari Beck, an officer and Board member. These amounts are included as a component of selling, general, and administrative expenses on the condensed consolidated statements of operations.

The Company had advanced amounts to an employee of $25,550 and $26,150 as of November 30, 2019 and 2018, respectively. These amounts are being repaid through direct payroll withdrawals.

The Company had receivables from stockholders of approximately $100 and $11,000 as of November 30, 2019 and 2018, respectively.

The Company had sales to two companies related to a former member of the Board of Directors.  Specifically, sales to Sovereign Earth, LLC (dba Revolve) totaled approximately $800,000 and $653,000 for the nine months ended November 30, 2019 and 2018, respectively, and $217,000 and $215,000 for the three months ended November 30, 2019 and 2018, respectively. Sales to Amazon Seychelle totaled approximately $307,000 and $98,000 for the nine months ended November 30, 2019 and 2018, respectively, and $84,000 and $42,000 for the three months ended November 30, 2019 and 2018, respectively.  Pursuant to the agreement with the Company, Sovereign Earth, LLC is the sole and exclusive seller of certain Seychelle products in specified Amazon world markets.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2019

 (UNAUDITED)

NOTE 7:  COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement on one facility for its corporate offices, inventory and production at 22 Journey in Aliso Viejo, CA for a term of 5 years at a monthly rental of approximately $19,000.

 Legal Proceedings

There is a pending legal action named Rolling Tides, LLC vs. Carl Palmer, Seychelle Environmental Technologies, Inc., and other defendants.  The case was brought in the Superior Court of the State of California, County of Orange.  The action alleges certain fraudulent transfers occurred from Seychelle to the various defendants.  The plaintiffs have refused to identify any such transfers by date or amount.  The matter is set for trial in February 2020.  All the defendants have denied the allegations of the complaint, and are vigorously defending the matter.  It is not likely that the case will be settled without trial.  The Company believes that the case has no merit.

Licenses

The Company has historically entered into licensing agreements with third-parties for product proprietary rights, patent and trademark ownership, and use of product name. In return, the Company agrees to pay licensing fees and/or royalties on sales of those products. During the nine months ended November 30, 2019 and 2018, the Company paid $9,226 and $7,136, respectively, and during the three months ended November 30, 2019 and 2018 $3,000 and $3,085, respectively, in royalties and licensing fees related under these agreements.

NOTE 8: SUBSEQUENT EVENTS

Management has evaluated subsequent events from November 30, 2019 through the date the condensed consolidated financial statements were issued, and has concluded that no subsequent events have occurred that would require recognition or disclosure in these condensed consolidated financial statements.

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

We recorded a provision for income taxes of $0 for the quarter ended November 30, 2019 related to state taxes, based on the Company’s expected annual effective tax rate.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of Seychelle Environmental Technologies, Inc., and subsidiaries (the "Company") as of and for the three and nine month periods ended November 30, 2019 and 2018. The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the condensed consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2019.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our summarized historical financial data is presented in the following table to aid in your analysis. You should read this data in conjunction with this section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this report. The selected condensed consolidated statements of operations data for the three and nine month periods ended November 30, 2019 and 2018 are derived from our condensed consolidated financial statements included elsewhere in this report.

Three month period ended November 30, 2019 compared to the corresponding period in 2018

			Period over
	2019	2018	Period change	%

Sales	$816,001	$609,444	206,557	34%
Cost of sales	422,496	292,296	130,200	45%
Gross profit	393,505	317,148	76,357	24%
Gross profit %	48%	52%	37%
Selling, general, and administrative	373,053	429,650	(56,597)	(13%)
Depreciation and amortization	11,747	13,294	(1,547)	(12%)
Other income (expense)	1,713	(462)	2,175	(471%)
Income (loss) before income tax expense	10,418	(126,258)	136,676	(108%)
Provision for income taxes	-	-	-
Net income (loss)	10,418	(126,258)	133,676	(108%)

Sales. Sales increased by $206,557 or 34% to $816,001 during the three months ended November 30, 2019 from $609,444 during the three months ended November, 2018.  The increase is primarily due to increase in sales of our pitcher, pitcher replacement and pitcher custom product lines. Sales during the three months ended November 30, 2019 of this product line were $523,428, compared to $401,386 in the comparable current period 2018.

Cost of sales and gross profit percentage. As a percentage of sales, the gross profit margin during the three months ended November 30, 2019 decreased to 48% from 52%.  The product mix and timing of significant sales is always an important factor in the resulting profit margins reported.  The Company believes that the average gross margin percentages overall could eventually be in a range around approximately 45% in the foreseeable future.

Selling, general, and administrative expenses. These expenses decreased by $56,597, or (13%), during the three months ended November 30, 2019 compared to the same period ended in the prior year.  The decrease was a direct result of the decrease in legal and advertising costs.

Depreciation and amortization.  Depreciation and amortization expense was decreased due to fully depreciated fixed assets.

Income tax benefit (expense).  The Company did not record a provision due to a net loss carry forward.

Net income (loss). Net income for the three months period ended November 30, 2019 was $10,418 compared to net loss for the three months period ended November 30, 2018 of $126,258.

Nine month period ended November 30, 2019 compared to the corresponding period in 2018

			Period over
	2019	2018	Period change	%

Sales	$2,287,343	$2,479,023	(191,680)	(8%)
Cost of sales	1,238,968	1,246,809	(7,841)	(1%)
Gross profit	1,048,375	1,232,214	(183,839)	(15%)
Gross profit %	46%	50%	96%
Selling, general, and administrative	1,078,073	1,352,421	(274,348)	(20%)
Depreciation and amortization	36,560	41,296	(4,736)	(11%)
Other income (expense)	425	(1,584)	2,009	(127%)
Loss before income tax expense	(65,833)	(163,087)	97,254	(60%)
Income tax expense	(1,600)	-	(1,600)
Net loss	(67,433)	(163,087)	95,654	(59%)

Sales. Sales decreased by $191,680 or 8% to $2,287,343 during the nine months ended November 30, 2019.  The decrease is primarily due to a decrease in sales of our pitcher product lines.

Cost of sales and gross profit percentage. As a percentage of sales, the gross profit margin during the nine months ended November 30, 2019 decreased to 46% from 50%.  The product mix and timing of significant sales is always an important factor in the resulting profit margins reported.  The Company believes that the average gross margin percentages overall will remain in a range around approximately 45% in the foreseeable future.

Selling, general, and administrative. These expenses decreased by $274,348, or (20%), during the nine months ended November 30, 2019 compared to the same period in the prior year.  The decrease was a direct result of the decrease in legal and advertising costs.

Depreciation and amortization.  Depreciation and amortization was decreased due to fully depreciated fixed assets.

Income tax expense.  The Company recorded an income tax expense of $1,600 during the nine months period ended November 30, 2019.

Net loss. Net loss for the nine month period ended November 30, 2019 was $67,433 compared to net loss for the nine month period ended November 30, 2018 of $163,087 due to decrease in sales of $191,680, offset by the decrease in selling, general and administrative expense of $274,348.

Net cash from operating activities. During the nine month period ended November 30, 2019, cash provided in operating activities was $65,489, compared to cash used in operating activities of $13,302 in the same period during 2018. This was primarily due to increase in customer deposits, collections of accounts receivable and related party receivable, increase in inventories and prepayments.

Net cash from investing activities. During the nine month period ended November 30, 2019, the Company spent $4,861 on capital expenditures.  In comparable period of the prior year, the Company spent $14,259 on capital expenditures.

Net cash from financing activities. Cash used in financing activities during the nine month period ended November 30, 2019 was $4,401 compared to $3,966 during the comparable period. This is was a result of capital lease repayments.

Management's Plan. As of November 30, 2019, the Company had $2,134,349 in cash and cash equivalents, $453,454 in accounts receivable and a backlog of $413,389 in unshipped product.  The Company is continuing to develop products and improve technology. The Company plans to release a variety of new products in the upcoming months that include Thermal Bottles, new ergonomic loop cap, universal design style replacement filter, combination straw and bottle product that removes up to 500 gallons of pathogen.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

The Company believes that the estimates, assumptions and judgments involved in the accounting policies described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of its most recent Annual Report on Form 10-K have the greatest potential impact on its consolidated financial statements, so it considers these to be its critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates the Company uses in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for inventory reserves and stock-based compensation. These policies require that the Company make estimates in the preparation of its consolidated financial statements as of a given date.

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported. There were no material changes to the Company's critical accounting policies or estimates during the nine month period ended November 30, 2019.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on the foregoing, our principal executive and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC's rules and forms.

Management's Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of November 30, 2019.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at November 30, 2019:

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

Management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on the Company's financial reporting during the period ended November 30, 2019.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There is a pending legal action named Rolling Tides, LLC vs. Carl Palmer, Seychelle Environmental Technologies, Inc., and other defendants. The case was brought in the Superior Court of the State of California, County of Orange. The action alleges certain fraudulent transfers occurred from Seychelle to the various defendants. The plaintiffs have refused to identify any such transfers by date or amount. The matter is in discovery and trial is set for February 2020. All the defendants have denied the allegations of the complaint, and are vigorously defending the matter. It is not likely that the case will be settled without trial. The Company believes that the case has no merit.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2019.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended November 30, 2019, the Company did not issue any securities.

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

Seychelle Environmental Technologies, Inc.

Date: January 14, 2020	By:	/s/ Cari Beck
Cari Beck Director, Chief Executive Officer and Chief Financial Officer

