Form 10-K
period 2020-02-29
SEYCHELLE ENVIRONMENTAL TECHNOLOGIES INC /CA
filed 2020-05-28
CIK 1056757

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2020

(_) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_]  No [X]

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [_] No [X]

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes [X]  No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]

Emerging growth company [_]

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act   [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) : Yes [_] No [X]

The number of shares outstanding of the registrant's common stock, as of May 20, 2020 was 26,640,313.

The aggregate market value of the voting stock of the Registrant held by non-affiliates as of August 31, 2019 was approximately $1,886,303.

References in this document to "Seychelle", "us," "we," or "Company" refer to Seychelle Environmental Technologies, Inc., a Nevada corporation and our wholly-owned subsidiaries, Seychelle Water Technologies, Inc. and Fill 2 Pure International, Inc., also Nevada corporations.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company is not materially affected by COVID 19.

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

Manufacturing

The Company has determined that the production and assembly of some of our product components in China and Mexico through the use of third-party contract manufacturers at a lower cost than in the United States of America (“U.S.”) will still maintain equivalent quality standards.  However, our proprietary filter will continue to be manufactured in the U.S.  The assembly of all our products is completed at our facility in Aliso Viejo, California.

Sales Channels

Sales channels pursued include: retail, missionaries, multi-level marketing, international, OEM and joint ventures. Several distributors sell the Company's portable water filtration products to customers in specific distribution channels; including: retail, multi-national corporations, foundations and sports.

Raw Materials

Seychelle's filters include powdered, activated coconut and other media as components in the porous plastic ionic filter. To date, we believe there is an adequate availability of material for all of our products and the Company is not materially affected by COVID 19. We do not expect this situation to change in the near future.

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

Seychelle sells its products in two ways. First, it sells its own brand to individuals, dealers, distributors, multilevel marketing companies and missionaries on a direct basis. Second, the Company offers specially designed products to the same customers as a private label supplier if purchasers buy in significant volume. In some instances, we may supply only filters for their bottles or hydration backpacks as opposed to complete products.  55% of the Company’s revenue is for private label and 45% is direct sales.

Currently, the majority of our sales are to customers in the U.S. For the year ended February 29, 2020, we had two U.S. based customers that accounted for 55% of our total sales.  For the year ended February 28, 2019, we had two U.S. based customers that accounted for 58% of our total sales.

Backlog

As of February 29, 2020 and February 28, 2019, we had a backlog of approximately $775,000 and $240,000, respectively, in unshipped orders.

Employees

As of February 29, 2020, we had a President with five (5) administrative employees supporting that effort.  In assembly, operations and warehousing we had nine (9) full-time employees.

As of February 28, 2019, we had a President with five (5) administrative employees supporting that effort. In assembly, operations and warehousing we had fourteen (14) full-time employees and one (1) part-time employee.

Proprietary Information and Technology

We previously held two patents, both of which have expired.

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

Research and Development

We did not spend a material amount for research and development activities during the fiscal years ended February 29, 2020 and February 28, 2019.

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

We Have Been Profitable for Four of Our Eight Most Recent Fiscal Years. However, We Cannot Guarantee That We Will Continue to Conduct Profitable Operations. We Were Not Profitable for Our Most Recent or Prior Fiscal Year.

We recorded a net loss from operations for the most recent fiscal year ending February 29, 2020. We had the following (loss) income for the years ending:

Net (Loss) Income
29-Feb-20	$(118,999)
28-Feb-19	$(240,127)
28-Feb-18	$660,907
28-Feb-17	$(2,147,224)
29-Feb-16	$1,032,941
28-Feb-15	$(1,405,909)
28-Feb-14	$506,797
28-Feb-13	$635,883

While we believe that we have had a successful operating history, we cannot guarantee that we will ever achieve sustained profitability.  If we do not continue to be profitable, we may go out of business, and an investor could lose their entire investment.

We Have a Significant Dependence on a Few Customers.

During the fiscal year ended February 29, 2020, the Company had two customers who accounted for approximately 35%, and 20% (or 55%) of total sales. During the fiscal year ended February 28, 2019, the Company had two customers who accounted for approximately 30%, and 28% (or 58%) of total sales. One of those customers accounted for approximately 68% and 80% of net accounts receivable as of February 29, 2020 and February 28, 2019, respectively. Management believes that if future revenues from its significant customers decline, those revenues can be replaced through the sales to other customers.  However, there can be no assurance that this will occur, which could result in an adverse effect on the Company's consolidated financial condition or results of operations in the future. The Company is not materially affected by COVID 19.

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

We hold trademarks and a tradename, but our two patents have expired.  While the impact of the expiration of these patents to Seychelle has not been adversely material to date, we cannot guarantee that there will not be an adverse impact in the future. In general, vigorous protection and pursuit of intellectual property rights or positions characterize our industry, which has resulted in significant and often protracted and expensive litigation. Therefore, our competitors may assert that our technologies or products infringe on their patents or proprietary rights. Problems with patents or other rights could increase the cost of our products or delay or preclude new product development and commercialization by us. If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our technology license positions or to defend against infringement claims.

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

The Board of Directors is completely under the control of Mrs. Cari Beck and her family. The current Board of Directors consists of Mrs. Cari Beck, her husband, Mr. John Beck, her father, and Mr. Carl Palmer. Although Mr. Carl Palmer was the founder and principal officer of Seychelle for many years, Mrs. Beck is now President, CEO, CFO, Treasurer and HR Manager, as well as the trustee for the TAM Irrevocable Trust, which controls the largest block of common shares of Seychelle. It must be assumed that all final decisions of the Company will ultimately be made solely by Mrs. Beck and this group. The amount of outside input and advice which they will utilize can be expected to be entirely within their sole discretion.

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

We Face Risks Associated With Currency Exchange Rate Fluctuations.

Although we currently transact business in U.S. dollars, a large portion of our revenues and related cost of goods sold may be determined in foreign currencies if we continue to expand our international operations.  Conducting business in currencies other than U.S. dollars subjects the Company to fluctuations in currency exchange rates that could have a negative impact on our reported operating results.  Fluctuations in the value of the U.S. dollar relative to other currencies may impact our revenue, cost of goods sold and operating gross margin, and result in foreign currency translation gains and losses.  Historically, we have not engaged in exchange rate hedging activities.

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

The Trump administration has indicated its intent to alter the U.S. government’s international trade policies and in some cases to renegotiate or terminate existing trade agreements and treaties with various foreign countries.  The North America Free Trade Agreement has been replaced by the US Mexico Canada Agreement (USMCA). In addition, certain foreign countries, including the People’s Republic of China, have imposed or are considering imposing tariffs on various U.S. goods exported to those countries. It is currently unclear what will happen regarding many of these trade agreements, treaties and tariffs in the long term, but an escalating trade war or other governmental action with respect to any of them could adversely impact foreign demand for our products or our operating cost.

ITEM 1B. UNRESOLVED STAFF COMMENTS

A smaller reporting company is not required to provide the information in this Item.

ITEM 2. PROPERTIES

The Company has a lease agreement for its corporate offices, inventory and production facility at 22 Journey in Aliso Viejo, Ca.  The lease has a term of 5 years at a monthly rental of approximately $26,000.

We hold trademarks and a tradename.  We previously held two patents which are now expired. We currently hold no patents.

ITEM 3. LEGAL PROCEEDINGS

The Company may be, from time to time, involved in legal proceedings in the normal course of business.  The Company is involved in the following legal proceedings as of February 29, 2020, which would be deemed material:

There is a pending legal action named Rolling Tides, LLC vs. Carl Palmer, Seychelle Environmental Technologies, Inc., and other defendants.  The case was brought in the Superior Court of the State of California, County of Orange.  The action alleges certain fraudulent transfers occurred from Seychelle to the various defendants.  The plaintiffs have refused to identify any such transfers by date or amount.  Trial in the matter is set for September 28, 2020.  All the defendants have denied the allegations of the complaint and are vigorously defending the matter.  It is not likely that the case will be settled without trial.  The Company believes that the case has no merit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market or Markets

Our Common Stock began trading in 1997 on the OTC Bulletin Board (OTCBB).  Since the consummation of trading our common stock, market makers and other dealers have provided bid and ask quotations of our Common Stock under the symbol "SYEV." We were de-listed from the OTCBB in 2002 and were traded on the "Pink Sheets" from December 2002 to March 11, 2008, when we were re-listed on the OTCBB. The table below represents the range of high and low bid quotations of our common stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent factual transactions.  As of May 14, 2020, the common stock had a closing bid price of $0.08 per share.

Fiscal Year 2020	High Bid	Low Bid

Quarter Ended:

First Quarter May 2019	$0.08	$0.08

Second Quarter August 2019	$0.07	$0.07

Third Quarter November 2019	$0.08	$0.08

Fourth Quarter February 2020	$0.08	$0.08

Fiscal Year 2019	High Bid	Low Bid

Quarter Ended:

First Quarter May 2018	$0.20	$0.19

Second Quarter August 2018	$0.16	$0.16

Third Quarter November 2018	$0.13	$0.13

Fourth Quarter February 2019	$0.09	$0.09

Approximate Number of Holders of Common Stock

As of February 29, 2020, there were approximately 353 shareholders on record of our common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries as of and for the fiscal years ended February 29, 2020 and February 28, 2019.  The discussion and analysis that follows should be read together with the consolidated financial statements of Seychelle Environmental Technologies, Inc. and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control.

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Ultimate results could vary from amounts presently estimated.

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

Allowance for Doubtful Accounts

The Company analyzes its current account receivable portfolio and make estimates for potential uncollectible amount based on a variety of factors, including the age of the receivable, historical payment patterns, and actual return experience of specific products or similar products. The Company also reviews its estimates for product returns based on expected return data communicated to us by customers and historical experience.  Management is able to make reasonable and reliable estimates of its allowance for doubtful accounts and product returns based on our history in this business.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606 ("ASU 2014-09"). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the standard is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 beginning fiscal year 2019 using the modified retrospective approach. The impact of adopting the standard on our consolidated financial statements and related disclosures was not material.

 In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which required lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. We adopted the standard effective March 1, 2019. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for periods presented before March 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized s initial direct costs. We evaluated all leases within this scope under existing standards and under the ASU lease standard recognized approximately $580,000 of operating right-of-use assets and lease liabilities at the date of adoption.

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company's present or future consolidated financial statements.

Results of Operations

Our summary historical financial data is presented in the following table to aid you in your analysis. You should read this data in conjunction with this section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this annual report. The selected financial data below for the fiscal years ended February 29, 2020 and February 28, 2019 are derived from our consolidated financial statements included elsewhere in this annual report.

Fiscal year ended February 29, 2020 compared to the corresponding period in fiscal year ended February 28, 2019.

Selected Financial Data

	Years Ended
	February 29,	February 28,		Percentage
	2020	2019	Difference	Change

Sales	$3,086,408	$3,153,429	$(67,021)	(2%)
Cost of sales	1,701,671	1,633,430	68,241	4%
Gross profit	1,384,737	1,519,999	(135,262)	(9%)
Gross profit percentage	45%	48%

Selling, general and administrative	1,325,080	1,563,498	(238,418)	(15%)
Legal expenses	123,565	140,098	(16,533)	(12%)
Depreciation and amortization	51,505	55,040	(3,535)	(6%)

Loss from operations	(115,413)	(238,637)	123,224	(52%)

Interest expense	(1,368)	(1,919)	551	(29%)
Other (expense) income	(618)	429	(1,047)	(244%)

Loss before income taxes	(117,399)	(240,127)	(122,728)	(51%)
Loss before income taxes percentage	(4%)	(8%)

Provision for income taxes	(1,600)	—	(1,600)	100%
Net loss	(118,999)	(240,127)	121,128	(50%)
Net loss percentage	(4%)	(8%)
Net loss per share - basic and diluted	$(0.00)	$(0.01)

Net cash provided by operating activities	262,800	45,310
Net cash used in investing activities	(12,842)	(37,655)
Net cash used in financing activities	(5,939)	(5,366)

Sales.  Sales decreased to $3,086,408 during the fiscal year ended February 29, 2020 from $3,153,429 during the year ended February 28, 2019.  The decrease of 2% is primarily due to decreasing sales of our pitcher and bottle products.

Cost of sales and gross profit percentage.  As a percentage of sales, the gross profit margin during the fiscal year ended February 29, 2020 decreased to 45% from 48% due to product mix and timing of significant sales.  The Company believes that the average gross margin percentages overall can decrease to a range around approximately 40% in the foreseeable future.

Legal expenses.  The decrease in legal expenses of $16,533 is due to fees for employment matters settled during year-end February 29, 2020.

Selling, general and administrative. The selling, general and administrative decreased $238,418, or (15%), from prior year. The decrease was a direct result of the Company reducing and managing its costs and expenses, including reducing the number of personnel.

Interest expense. Interest expense was relatively consistent from year to year.

Provision for income taxes.   The Company recorded an income tax expense due to its pretax loss of $1,600.

Net loss.  The net loss for the year ended February 29, 2020 is $118,999 compared to the net loss for the year ended February 28, 2019 of $240,127 due to increase in sales in pitchers and bottles and reduced expenses.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS

The Company has various contractual obligations, which are recorded as liabilities in the consolidated financial statements. Other items, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

The following table summarizes our significant contractual obligations on an undiscounted basis as of February 29, 2020 and the future periods in which such obligations are expected to be settled in cash or converted into the Company's common stock. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in footnotes, as referenced below:

	Total	Less Than 1 Year	1- 3 Years	3-5 Years	More Than 5 Years
Accounts payable and accrued expenses	$357,570	$357,570	$—	$—	$—
Customer deposits	143,651	143,651	—	—	—
Capital lease	3,181	3,181	—	—	—
Other contractual commitments (1)	353,893	245,586	108,307	—	—
Total contractual obligations	$858,295	$749,988	$108,307	$—	$—

(1) Office and facility lease commitments expiring July 2021.

Liquidity and capital resources.

Net cash provided by operating activities. During the fiscal year ended February 29, 2020, the Company had cash provided by operating activities of $262,800 compared to cash provided by operating activities of $45,310 in the comparable prior period. The increase was primarily due to better collection efforts. During the year ended February 29, 2020, the Company had a net loss of $118,999 compared to year ended February 28, 2019 the Company had a net loss of $240,127 due primarily to reduction in selling, general and administrative.

Net cash used in investing activities. The Company spent approximately $13,000 on capital expenditures compared to approximately $38,000 in the prior period.  Cash used in investment during the fiscal year ended February 29, 2020 was for the purchase of additional tooling and molding to increase production capacity and also for shop equipment.

Net cash used in financing activities.  In fiscal 2020 and 2019, the Company repaid $5,939 and $5,366, respectively in capital leases payable.

As of February 29, 2020, the Company has unrestricted cash and cash equivalents of approximately $2,322,000 and a backlog of approximately $775,000 in orders to fill.

Capital expenditures.

We do not expect any major capital expenditures in fiscal 2021. However, minor purchases of additional molds or tooling may be needed to expand our product line.  We will be able to fund these purchases from cash on hand and we will not require outside financing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Seychelle Environmental Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seychelle Environmental Technologies, Inc. and its subsidiaries (the Company) as of February 29, 2020 and February 28, 2019, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and February 28, 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Irvine, California

May 28, 2020

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Consolidated Balance Sheets

ASSETS
	February 29,	February 28,
	2020	2019
CURRENT ASSETS
Cash and cash equivalents	$2,322,142	$2,078,122
Accounts receivable, net of allowance for doubtful accounts of $2,207 and $4,614, respectively	266,695	352,818
Related party receivable	25,401	31,472
Inventory, net of reserves	1,020,626	972,497
Prepaid expenses and other current assets	63,708	129,049
Total current assets	3,698,572	3,563,958

PROPERTY AND EQUIPMENT, NET	79,491	118,154

OTHER ASSETS
Other assets	66,670	66,670
Right-of-use lease asset-operating	336,017	—

Total assets	$4,180,750	$3,748,782

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$357,570	$267,641
Customer deposits	143,651	30,567
Lease liability, current portion	248,767	5,938
Total current liabilities	749,988	304,146

LONG-TERM LIABILITIES

Lease liability, net of current portion	108,307	3,182
Total long-term liabilities	108,307	3,182

Total liabilities	858,295	307,328

Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY
Preferred stock, 6,000,000 shares authorized,
none issued or outstanding	—	—
Common stock $0.001 par value, 50,000,000 shares
authorized, 26,640,313 shares
issued and outstanding	26,641	26,641
Additional paid-in capital	8,944,368	8,944,368
Accumulated deficit	(5,618,874)	(5,499,875)
Less treasury stock at cost, 66,000 shares	(29,680)	(29,680)

Total stockholders' equity	3,322,455	3,441,454
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,180,750	$3,748,782

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For the Year Ended
	February 29,	February 28,
	2020	2019

SALES	$3,086,408	$3,153,429
COST OF SALES	1,701,671	1,633,430
GROSS PROFIT	1,384,737	1,519,999

Selling, general and administrative	1,325,080	1,563,498
Legal expenses	123,565	140,098
Depreciation and amortization	51,505	55,040

Total operating expenses	1,500,150	1,758,636

LOSS FROM OPERATIONS	(115,413)	(238,637)

Interest expense	(1,368)	(1,919)
Other (expense) income	(618)	429

Total other expense, net	(1,986)	(1,490)

LOSS BEFORE PROVISION FOR INCOME TAXES	(117,399)	(240,127)

Provision for income taxes	(1,600)	—

NET LOSS	$(118,999)	$(240,127)
NET LOSS PER SHARE
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	26,574,313	26,574,313
Diluted	26,574,313	26,574,313

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Consolidated Statements of Stockholders' Equity

For the Years Ended February 29, 2020 and February 28, 2019

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at February 28, 2018	26,640,313	$26,641	66,000	$(29,680)	$8,944,368	$(5,259,748)	$3,681,581

Net income	—	—	—	—	—	(240,127)	(240,127)

Balance at February 28, 2019	26,640,313	26,641	66,000	(29,680)	8,944,368	(5,499,875)	3,441,454

Net loss	—	—	—	—	—	(118,999)	(118,999)

Balance at February 29, 2020	26,640,313	$26,641	66,000	$(29,680)	$8,944,368	$(5,618,874)	$3,322,455

The accompanying notes are an integral part of these consolidated financial statements.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For the Year Ended
	February 29, 2020	February 28, 2019

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(118,999)	$(240,127)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,505	55,040
Provision for doubtful accounts	(2,407)	19,233
Accretion of right of use asset	(4,123)	—
Changes in operating assets and liabilities:
Accounts receivable	88,530	457,739
Related party receivable	6,071	3,535
Inventory	(48,129)	25,800
Prepaid expenses, deposits and other current assets	65,341	30,931
Accounts payable and accrued expenses	111,928	(174,224)
Customer deposits	113,084	(132,617)
Net Cash Provided by Operating Activities	262,801	45,310

CASH FROM INVESTING ACTIVITIES:
Additions to property and equipment	(12,842)	(37,655)
Net Cash Used in Investing Activities	(12,842)	(37,655)

CASH FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(5,939)	(5,366)
Net Cash Used in Financing Activities	(5,939)	(5,366)

NET INCREASE IN CASH AND CASH EQUIVALENTS	244,020	2,289

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,078,122	2,075,833

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,322,142	$2,078,122

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Initial recognition of lease asset	$555,296	$—

CASH PAID DURING THE YEAR FOR:
Interest	$1,337	$1,919

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

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company's consolidated financial statements.  The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the consolidated financial statements herein as of and for the years ended February 29, 2020 and February 28, 2019.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made in preparing the consolidated financial statements include inventory provisions, the allowance for doubtful accounts receivable and the deferred income tax valuation allowance. Actual results could differ from those estimates.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company maintains its cash and cash equivalents in bank deposit accounts which at times may exceed federally insured limits of $250,000.  The Company has not experienced any losses related to this concentration of risk. Deposits exceeded insured limits by approximately $2,072,000 as of February 29, 2020.

Accounts Receivable

The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral. Trade receivables generally are due in 30 days. An allowance for doubtful accounts for approximately $2,200 and $4,600 as of February 29, 2020 and February 28, 2019 respectively is recorded when it is probable that all or a portion of a trade receivable balance will not be collected.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Inventory is comprised of raw materials and finished goods.  Raw materials consist of fittings, caps and other components necessary to assemble the Company's finished goods.  Finished goods consist of water bottles and other filtration systems that are available for shipment to customers.  Finished goods and work in process include the costs of materials, labor and an allocation of overhead.  Total overhead allocated to inventory as of February 29, 2020 and February 28, 2019 amounted to approximately $204,000 and $200,000, respectively.

At each balance sheet date, the Company evaluates its ending inventory for excess quantities and obsolescence.  This evaluation includes an analysis of sales levels by product type.  Among other factors, the Company considers current product configurations, historical and forecasted demand, market conditions and product life cycles when determining the net realizable value of the inventory.  Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.  Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventory.  The Company's inventory is reduced by excess and obsolete inventory provision, which amounted to approximately $143,000 and $126,000 as of February 29, 2020 and February 28, 2019, respectively.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

The carrying value of long-lived assets, such as property and equipment, are evaluated when indicators of impairment are present. Impairment is assessed when the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No indicators of impairment existed during fiscal years ended February 29, 2020 and February 28, 2019.

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

Advertising

Advertising costs are expensed as incurred.  Total advertising expenses amounted to approximately $10,000 and $135,000 for the fiscal years ended February 29, 2020 and February 28, 2019, respectively, and recorded as selling, general and administrative expenses in the accompanying consolidated statements of operations.

Research and Development

Research and development costs are expensed as incurred and amounted to approximately $2,900 and $4,600 for the fiscal years ended February 29, 2020 and February 28, 2019, respectively. These costs are not significant and have been included in selling, general and administrative in the accompanying consolidated statements of operations.

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

Loss Per Common Share

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	For the year ended
	February 29,	February 28,
	2020	2019
Numerator:
Net loss available to common shareholders	$(118,999)	$(240,127)
Weighted average shares – basic	26,574,313	26,574,313
Net loss per share – basic	$(0.00)	$(0.01)

Dilutive effect of common stock equivalents:
Warrants	—	—
Weighted average shares – diluted	26,574,313	26,574,313
Net loss per share – diluted	$(0.00)	$(0.01)

For the year ended February 29, 2020 and February 28, 2019, 6,407,221 potential common shares issuable upon the exercise of outstanding warrants have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

Concentrations

The Company utilizes the services of two individuals, one of which is a related party and one of which is a third-party in China to source materials and the manufacturing of component parts with third-party vendors in China. As of February 29, 2020 and February 28, 2019, the Company had deposits for inventory purchases in China of approximately $24,000 and $66,000, respectively.

For the year ended February 29, 2020, we had two customers that accounted for 35% and 20% (or 55%) of our total sales.  As of February 28, 2019, we had two customers that accounted for 30% and 28% (or 58%) of our total sales.  One of these customers accounted for 68% and 80% of net accounts receivable as of February 29, 2020 and February 28, 2019, respectively.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issues Accounting Standards Updated (“ASU”) 2014-09. Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606 (“ASU 2014-09”). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the standard is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 beginning of March 1, 2018 using the modified retrospective approach. The impact of adopting the standard on our consolidated financial statements and related disclosures was not material.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which required lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. We adopted the standard effective March 1, 2019. Consequently financial information will not be updated and disclosures required under the new standard will not be provided for the periods presented before March 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. We evaluated all leases within this scope under existing accounting standards and under the new ASU lease standard recognized an operating right-of-use assets and lease liabilities as at the date of adoption (see Note 5).

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company's present or future consolidated financial statements.

NOTE 3:   INVENTORY

The Company's inventory consisted of the following:

	February 29, 2020	February, 28 2019
Raw materials	$700,517	$382,658
Finished goods	320,109	589,839
Net inventory	$1,020,626	$972,497

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

NOTE 4:   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

	February 29,	February 28,
	2020	2019
Tooling	$437,421	$424,578
Equipment	84,647	84,647
Computer equipment	63,519	63,520
	585,587	572,745
Less: accumulated depreciation and amortization	(506,096)	(454,591)
Total	$79,491	$118,154

Fixed assets outside the United States included $379,965 and $367,123 in tooling and equipment, at cost, located in various third party locations which manufacture the Company's component parts at February 29, 2020 and February 28, 2019, respectively. Depreciation expense included in operating expenses were $51,505 and $55,040 for the fiscal years ended February 29, 2020 and February 28, 2019, respectively.

NOTE 5:    RIGHT OF USE LEASED ASSET AND LEASE OBLIGATION

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which allows for an additional optional transition method where comparative periods presented in the financial statements in the period of adoption will not be restated and instead those periods will be presented under existing guidance in accordance with ASC 840, Leases Management used this optional transition method at March 1, 2019, the adoption date. Accordingly, management recorded a right of use lease asset and a lease liability of approximately $555,000 and $577,000.

At February 29, 2020, the right of use asset is as follows:

Right of Use Leased Asset- Gross	$555,296
Less Accumulated Amortization	219,279
Right of Use Lease Asset- Net	$336,017

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

NOTE 5:     RIGHT OF USE LEASED ASSET AND LEASE OBLIGATION (CONTINUED)

Future minimum payments on the operating lease liability are as follows:

Fiscal Year Ending
February 28,	Amount

2021	$259,456
2022	109,435
Total	$368,891

The lease, which relates to the Company’s headquarters, is a five year lease with an effective rate of 6.25%

NOTE 6:   RELATED PARTY TRANSACTIONS

During the fiscal year ended February 29, 2020, TAM Trust purchased, on behalf of the Company, approximately $4,500 of raw materials from a vendor with which it already had a business relationship. During fiscal year ended February 28, 2019, TAM Trust did not make any purchases in behalf of the Company.

During the fiscal year ended February 29, 2020, the Company paid Carl Palmer, approximately $143,200 as a Consulting Fees. During fiscal year ended February 28, 2019, Carl Palmer was an employee of the Company as such, no consulting fees were paid.

The Company paid commission to a related party for sourcing raw materials with third-party vendors in China. The Company paid approximately $34,000 and $47,000 in direct commissions to the related party during the fiscal years ended February 29, 2020 and February 28, 2019, respectively.

The Company had advanced amounts to employees of approximately $25,000 and $26,000 as of February 29, 2020 and February 28, 2019, respectively. These amounts are being repaid through direct payroll withdrawals.

The Company had receivables from stockholders of approximately $0 and $5,000 as of February 29, 2020 and February 28, 2019, respectively.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

NOTE 7:   EQUITY TRANSACTIONS

Restricted Stock Grants

None

Warrants

A summary of warrant activity for the fiscal years ended February 29, 2020 and February 28, 2019 is shown below.

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price

Outstanding at March 1, 2018	6,407,221	0.21
Granted	—	—
Exercised	—	—
Outstanding at February 28, 2019	6,407,221	0.21
Granted	—	—
Exercised	—	—
Outstanding at February 29, 2020	6,407,221	0.21
Vested at February 29, 2020	6,407,221	0.21
Exercisable at February 29, 2020	6,407,221	0.21

The following table summarizes significant ranges of outstanding warrants as of February 29, 2020:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise	Number	Exercise
Exercise Price	Number	Life (Years)	Price	Outstanding	Price

$0.21	6,407,221	0.54	$0.21	6,407,221	$0.21

As of February 29, 2020 and February 28, 2019 the total outstanding warrants had an intrinsic value of $0.

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

NOTE 8:   INCOME TAXES

Income tax expense consists of the following:

	Current	Deferred	Total
Year ended February 29, 2020:
U.S. federal	$—	—	—
State	1,600	—	1,600
Total income tax expense	$1,600	—	1,600

Year ended February 28 2019:
U.S. federal	$—	—	—
State	—	—	—
Total income tax expense	$—	—	—

The income tax expense differs from the expected amount of income tax expense determined by applying a combined U.S. federal and state income tax rate of 27% to pretax loss for the years ended February 29, 2020 and February 28, 2019 as follows:

	2020	2019
Expected tax (benefit) provision	$(24,990)	$(50,427)
State Income tax (benefit) provision	(1,600)	(13,082)
Other	1,695	(838)
Change in tax rate	—	—
Permanent differences	883	930
Change in valuation allowance	25,612	63,417
Income tax provision	$1,600	$—

Deferred tax assets are as follows:

	February 29, 2020	February 28, 2019
Deferred tax assets:
NOL carryforwards	$242,797	$231,649
Depreciation	(4,952)	(15,715)
Reserves and accrued expenses	47,016	48,674
Lease Accounting	4,797	—
Other	410,878	410,316
Valuation allowance	(700,536)	(674,924)
Net deferred tax assets	$—	$—

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

The valuation allowance for deferred tax assets as of February 29, 2020 and February 28, 2019, $700,536 and 674,924, respectively.  The net change in the total valuation allowance was an increase of $25,612 and $63,417 for the years ended February 29, 2020 and February 28, 2019, respectively. In assessing the realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment.  It was determined that it was more likely than not that a full valuation allowance was necessary as of February 29, 2020.

At February 29, 2020, the Company had unused net operating loss carryovers of approximately $811,000 and $1,244,000 for federal and state tax purposes, respectively, which expire beginning in 2038. Note that any federal net operating loss carryovers from 2018 have an indefinite carryforward period. This was part of the legislation passed as part of the TCJA.

The Company includes interest and penalties, if any, arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of February 29, 2020 the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are fiscal years 2016 through 2019 for federal purposes and fiscal years 2015 through 2019 for state purposes.

NOTE 9:    COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement on one facility for its corporate offices, inventory and production at 22 Journey in Aliso Viejo, CA for a term of 5 years at a monthly rental of approximately $19,000, and such amounts are included in the table below.

Future minimum base lease payments are as follows:

Fiscal Year Ending
February 28,	Amount

2021	$259,000
2022	109,000
Total	$368,000

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

NOTE 9:    COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Proceedings

The Company may be subject to various claims and actions, which arise, in the ordinary course of business. The Company recognizes a liability for contingencises, if any, when a loss is probable and the amount can be reasonably estimated. Estimation requires significant judgment regarding each case and the varying process of proceedings. Accordingly, the Company’s estimate may change from time to time and actual losses, if any, may vary from current estimates. At February 29, 2020 a pending legal action named Rolling Tides, LLC vs. Carl Palmer, Seychelle Environmental Technologies, Inc., and other defendants.  The case was brought in the Superior Court of the State of California, County of Orange in Fiscal 2019.  The action alleges certain fraudulent transfers occurred from Seychelle to the various defendants.  The plaintiffs have refused to identify any such transfers by date or amount.  Trial is set for September 28, 2020.  All the defendants have denied the allegations of the complaint, and are vigorously defending the matter.  The Company believes that the case has no merit and expects its final resolution will not result in a material adverse effect to the Company’s financial position and results of operation.

Licenses

The Company has historically entered into licensing agreements with third-parties for product proprietary rights, patent and trademark ownership, and use of product name. In return, the Company agrees to pay licensing fees and/or royalties on sales of those products. During the fiscal years ended February 29, 2020 and February 28, 2019, the Company paid $12,305 and $13,296, respectively, in royalties and licensing fees under these agreements.

NOTE 10:   GEOGRAPHIC AREAS

The Company sells its products throughout the United States and internationally. Geographic sales information for the fiscal years ended February 29, 2020 and February 28, 2019 as follows:

	2020	2019
United States	$2,997,536	$3,129,556
Asia	36,390	—
United Kingdom	—	20,806
Canada	7,522	2,467
Other countries	44,960	600
Total	$3,086,408	$3,153,429

_____________

(1)    Sales are based on the country of residence of the customer.

Long lived assets at February 29, 2020 are in the following geographic areas:

	United States	China	Total

Property and equipment, net	$33,746	$45,745	$79,491

Other assets	66,670	—	66,670

Total	$100,416	$45,745	$146,161

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

NOTE 10:   GEOGRAPHIC AREAS (CONTINUED)

Long lived assets at February 28, 2019 are in the following geographic areas:

	United States	China	Total

Property and equipment, net	$57,167	$60,987	$118,154

Other assets	66,670	—	66,670

Total	$123,837	$60,987	$184,824

NOTE 11:   SUBSEQUENT EVENTS

The Company plans to file a Form 15 under the Securities Exchange Act of 1934, as amended. Otherwise, no material events were identified that require adjustment to the consolidated financial statements.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of February 29, 2020.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at February 29, 2020:

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

Management believes that the material weaknesses set forth in items (1) through (4) above did not have an effect on the Company's financial reporting during the year ended February 29, 2020.

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

ITEM 9B. OTHER INFORMATION

NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Executive Officers as of May 27, 2020, their ages and positions held in the Company are as follows:

Cari Beck	59	President, CEO, CFO, Treasurer, HR Manager and Director
John Beck	61	Director
Carl Palmer	86	Director
Lena Smith	48	Secretary

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

Biographies of Our Executive Officers and Directors

Cari Beck. Effective March 8, 2019, Mrs. Beck became the President, CEO, CFO, Treasurer, HR Manager. Mrs. Beck became a Director in April 2016. From 1992-2002, Mrs. Beck worked as the production coordinator for Krystal Enterprises, one of the largest limousine manufacturers in the world.  During her time at Krystal Enterprises, Mrs. Beck worked collaboratively with major US auto manufacturers to purchase chassis for limousine production.  She was responsible for coordinating all aspects of production and accounts receivable to ensure timely delivery and satisfaction to the customer.  She was instrumental in coordinating the preparation, organization and set up for all quarterly trade shows.  Mrs. Beck worked directly with the Executive Vice President handling the company's national accounts and maintaining inventory levels on all finished products. During her tenure, Krystal Enterprises grew from a company producing 20 vehicles to 150 monthly. For the past seven years Mrs. Beck has consulted for Seychelle (in her role as the trustee of the TAM Trust), with a focus on manufacturing, assembly and process control.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's outstanding equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. No Section 16(a) forms were filed during the fiscal year ended February 29, 2020.

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

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other	Restricted	Securities		All
Name and				Annual	Stock	Underlying	LTIP	Other
Principle	Fiscal	Salary	Bonus	Compensation	Award(s)	Option/SARs	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)

Carl Palmer	2020	$0.00	$0.00	$0.00	$0.00	0.00	$0.00	$143,211
Director	2019	140,000	24,452	0.00	0.00	0.00	0.00	0.00
	2018	120,875	0.00	0.00	0.00	0.00	0.00	0.00

Cari Beck	2020	51,146	0.00	0.00	0.00	0.00	0.00	0.00
President, CEO, CFO, Treasurer, HR Manager	2019	48,507	0.00	0.00	0.00	0.00	0.00	0.00
Director	2018	43,781	0.00	0.00	0.00	0.00	0.00	0.00

_________________

OPTION/SAR GRANTS IN LAST FISCAL YEAR. The Company granted no options during the fiscal year ended February 29, 2020. The Company had no options outstanding as of the fiscal year ended February 29, 2020 and February 28, 2019.

AGGREGATED OPTIONS/SARS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES. There were no outstanding options as of the fiscal year ended February 29, 2020.

DIRECTOR COMPENSATION. Total Director compensation was $51,146 for FY2020, $212,959 for FY 2019, and $164,656 for FY 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth the number of shares and warrants of our $0.001 par value common stock beneficially owned by (i) each person who, as of May 14, 2020, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. As of May 14, 2020 there were a total of 26,640,313 common shares issued and outstanding and 6,407,221 outstanding warrants for a total of 33,047,534 common shares and warrants.

NAME AND ADDRESS	AMOUNT AND NATURE OF	PERCENT OF
OF BENEFICIAL OWNER	COMMON SHARE BENEFICIAL OWNERSHIP (1)(2)(4)	CLASS

The TAM Irrevocable Trust	10,450,578 shares (3)	39.23%
4012 S. Rainbow #K111
Las Vegas, NV 80103-2012

Carl Palmer	(1)	-0-
251 Jeanell Dr., Ste 3
Carson City, NV 89703

Cari Beck	10,659,578 shares (3)	40.01%
4435 Pepperdine Pl
Yorba Linda, CA 92886

John Beck	10,659,578 shares (3)	40.01%
4435 Pepperdine Pl
Yorba Linda, CA 92886

Lena Smith 22 Journey Aliso Viejo, CA 92656	-0-	-0-

All officers and directors as a Group (four persons)	10,659,578 shares	40.01%

_______________

(1)	All ownership is beneficial and of record, unless indicated otherwise. Does not include 83,333 common shares owned by Mr. Palmer’s wife, for which he disclaims beneficial ownership.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3)	The TAM Irrevocable Trust is an irrevocable trust for the benefit of certain family members of Mrs. Cari Beck. Mr. Carl Palmer disclaims any beneficial ownership or interest in this Trust. Mrs Cari Beck is the Trustee of the Trust and has total beneficiary rights, including all voting rights and investment power as the Trustee. The Trust is held in her name (50%) as well as that of Lindsay Helvey (25%) and Casey Helvey (25%), both granddaughters. Mrs. Beck also owns 209,000 common shares of record. In addition to the common shares shown in the foregoing table, the Trust holds a total of 4,857,221 warrants.

(4)	There are no other financial instruments, including stock warrants, etc. that are issuable within sixty days from the filing of this document.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended February 29, 2020, TAM Trust purchased, on behalf of the Company, $4,500 of raw materials from a vendor with which it already had a business relationship. During the fiscal year ended February 28, 2019, TAM Trust did not make any purchases in behalf of the Company.

During the fiscal year ended February 29, 2020, the Company paid Carl Palmer, approximately $143,200 in Consulting Fees. During fiscal year ended February 28, 2019, Carl Palmer was an employee of the Company as such, no consulting fees were paid.

The Company had advanced amounts to employees of approximately $25,000 and $26,000 as of February 29, 2020 and February 28, 2019, respectively. These amounts are being repaid through direct payroll withdrawals

The Company paid commission to Mr. Carl Palmer's brother-in-law for sourcing raw materials with third-party vendors in China.  The Company paid approximately $34,000 and $47,000 in direct commissions to the related party during the fiscal years ended February 29, 2020 and February 28, 2019, respectively.

The Company utilizes the services of two individuals, one of which is a related party and one of which is third-party, in China to source materials and the manufacturing of component parts with third-party vendors in China. As of February 29, 2020 and February 28, 2019, the Company had deposits for inventory purchases in China of approximately $24,000 and $66,000, respectively.

The Company had receivable from shareholders of $5,472 as of February 28, 2019.

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

	February 29,	February 28,
	2020	2019

Audit fees	$75,000	$69,900
Audit related fees	—	—
Tax fees	8,000	10,000
All other fees	$—	$—

Audit fees.  The audit fees in fiscal 2020 and 2019 $75,000 and $69,900, respectively, related to the audit of our consolidated financial statements, and quarterly reviews.

Tax fees.  The tax fee in fiscal 2020 and 2019 $8,000 and $10,000, respectively related to professional services rendered for tax compliance, tax advice and tax planning.

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

SEYCHELLE ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May 28, 2020	By:	/s/ Cari Beck
Cari Beck Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl Palmer
Carl Palmer, Director	May 28, 2020

/s/ Cari Beck
Cari Beck, Director	May 28, 2020

/s/ John Beck
John Beck, Director	May 28, 2020

